Form 10-Q
period 2023-03-31
Ares Management Corp
filed 2023-05-08
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 2, 2023 there were 178,481,331 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, and 120,438,398 of the registrant’s Class C common stock outstanding.

TABLE OF

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or negative versions of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022, under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

References in this Quarterly Report on Form 10-Q to the “Ares Operating Group” refer to Ares Holdings L.P. (“Ares Holdings”). References in this Quarterly Report on Form 10-Q to an “Ares Operating Group Unit” or an “AOG Unit” refers to a partnership unit in the Ares Operating Group entity.

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

Under generally accepted accounting principles in the United States (“GAAP”), we are required to consolidate (a) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares-affiliates and affiliated funds and co-investment vehicles, for which we are presumed to have controlling financial interests, and (b) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and collateralized loan obligations, for which we are deemed to be the primary beneficiary. When an entity is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the entity in our unaudited condensed consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, carried interest, incentive fees and other fees that we earn from the entity. However, the presentation of performance related compensation and other expenses associated with generating such revenues is not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third-party investors in consolidated entities is presented as net income attributable to non-controlling interests in Consolidated Funds within Condensed Consolidated Statements of Operations. We also consolidate joint ventures that we have established with third-party investors for strategic distribution and expansion purposes. The results of these entities are reflected on a gross basis in the unaudited condensed consolidated financial statements, subject to eliminations from consolidation, and net income attributable to third-party investors in the consolidated joint ventures is presented within net income attributable to redeemable interest and non-controlling interests in Ares Operating Group entities.

In this Quarterly Report on Form 10-Q, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) “segment basis,” which deconsolidates the consolidated funds and removes the proportional results attributable to third-party investors in the consolidated joint ventures, and therefore shows the results of our operating segments without giving effect to the consolidation of these entities and (ii) “unconsolidated reporting basis,” which shows the results of our operating segments on a combined segment basis together with our Operations Management Group. In addition to our operating segments, we have an Operations Management Group (the “OMG”). The OMG consists of shared resource groups to support our operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy and relationship management and distribution. The OMG includes Ares Wealth Management Solutions, LLC (“AWMS”) that facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of the Company’s managed funds and vehicles, which reimburse the OMG for expenses equal to the costs of services provided. The OMG’s revenues and expenses are not allocated to our operating segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our operating segments and the OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Note 13. Segment Reporting,” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$272,249	$389,987
Investments (includes accrued carried interest of $3,236,418 and $3,106,577 at March 31, 2023 and December 31, 2022, respectively)	4,100,683	3,974,734
Due from affiliates	707,804	758,472
Other assets	267,068	381,137
Right-of-use operating lease assets	154,970	155,950
Intangible assets, net	1,166,607	1,208,220
Goodwill	998,937	999,656
Assets of Consolidated Funds:
Cash and cash equivalents	754,934	724,641
Investments held in trust account	484,901	1,013,382
Investments, at fair value	12,641,251	12,191,251
Due from affiliates	10,878	15,789
Receivable for securities sold	305,418	124,050
Other assets	62,882	65,570
Total assets	$21,928,582	$22,002,839
Liabilities
Accounts payable, accrued expenses and other liabilities	$261,298	$231,921
Accrued compensation	214,135	510,130
Due to affiliates	183,451	252,798
Performance related compensation payable	2,365,230	2,282,209
Debt obligations	2,369,292	2,273,854
Operating lease liabilities	191,090	190,616
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	187,505	168,286
Due to affiliates	—	4,037
Payable for securities purchased	549,415	314,193
CLO loan obligations, at fair value	10,918,007	10,701,720
Fund borrowings	103,046	168,046
Total liabilities	17,342,469	17,097,810
Commitments and contingencies
Redeemable interest in Consolidated Funds	484,801	1,013,282
Redeemable interest in Ares Operating Group entities	21,942	93,129
Non-controlling interests in Consolidated Funds	1,171,402	1,074,356
Non-controlling interests in Ares Operating Group entities	1,238,074	1,135,023
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (177,674,055 shares and 173,892,036 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	1,777	1,739
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding at March 31, 2023 and December 31, 2022)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at March 31, 2023 and December 31, 2022)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (120,638,398 shares and 117,231,288 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	1,206	1,172
Additional paid-in-capital	2,100,043	1,970,754
Accumulated deficit	(420,822)	(369,475)
Accumulated other comprehensive loss, net of tax	(12,345)	(14,986)
Total stockholders’ equity	1,669,894	1,589,239
Total equity	4,079,370	3,798,618
Total liabilities, redeemable interest, non-controlling interests and equity	$21,928,582	$22,002,839
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended March 31,
	2023	2022
Revenues
Management fees	$600,516	$477,332
Carried interest allocation	151,488	178,289
Incentive fees	8,923	16,422
Principal investment income	22,758	8,326
Administrative, transaction and other fees	29,677	34,630
Total revenues	813,362	714,999
Expenses
Compensation and benefits	360,781	357,243
Performance related compensation	111,658	129,405
General, administrative and other expenses	148,345	120,523
Expenses of Consolidated Funds	7,852	4,513
Total expenses	628,636	611,684
Other income (expense)
Net realized and unrealized gains on investments	1,515	8,109
Interest and dividend income	3,839	1,502
Interest expense	(24,986)	(15,646)
Other income (expense), net	(923)	1,784
Net realized and unrealized gains on investments of Consolidated Funds	10,700	15,968
Interest and other income of Consolidated Funds	222,938	120,290
Interest expense of Consolidated Funds	(156,687)	(74,013)
Total other income, net	56,396	57,994
Income before taxes	241,122	161,309
Income tax expense	33,806	20,411
Net income	207,316	140,898
Less: Net income attributable to non-controlling interests in Consolidated Funds	26,693	47,382
Net income attributable to Ares Operating Group entities	180,623	93,516
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(1,824)	399
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	88,408	47,254
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$94,039	$45,863
Net income per share of Class A and non-voting common stock:
Basic	$0.49	$0.24
Diluted	$0.49	$0.24
Weighted-average shares of Class A and non-voting common stock:
Basic	178,976,022	174,215,251
Diluted	178,976,022	174,215,251

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2023	2022
Net income	$207,316	$140,898
Other comprehensive income:
Foreign currency translation adjustments, net of tax	6,639	(12,393)
Total comprehensive income	213,955	128,505
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	29,083	42,287
Comprehensive income attributable to Ares Operating Group entities	184,872	86,218
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	(1,972)	68
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	90,164	44,451
Comprehensive income attributable to Ares Management Corporation	$96,680	$41,699

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2022	$1,739	$35	$1,172	$1,970,754	$(369,475)	$(14,986)	$1,135,023	$1,074,356	$3,798,618
Changes in ownership interests and related tax benefits	19	—	34	(36,777)	—	—	87,541	(4,689)	46,128
Issuances of common stock	14	—	—	115,350	—	—	—	—	115,364
Capital contributions	—	—	—	—	—	—	1,172	93,585	94,757
Dividends/Distributions	—	—	—	—	(145,386)	—	(103,363)	(20,933)	(269,682)
Net income	—	—	—	—	94,039	—	88,408	26,693	209,140
Currency translation adjustment, net of tax	—	—	—	—	—	2,641	1,756	2,390	6,787
Equity compensation	—	—	—	41,541	—	—	27,537	—	69,078
Stock option exercises	5	—	—	9,175	—	—	—	—	9,180
Balance at March 31, 2023	$1,777	$35	$1,206	$2,100,043	$(420,822)	$(12,345)	$1,238,074	$1,171,402	$4,079,370

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2021	$1,684	$35	$1,186	$1,913,559	$(89,382)	$(1,855)	$1,397,747	$591,452	$3,814,426
Changes in ownership interests and related tax benefits	28	—	(1)	(110,577)	—	—	(90,843)	19,202	(182,191)
Issuances of common stock	1		—	12,834	—	—	—	—	12,835
Capital contributions	—	—	—	—	—	—	1,079	82,930	84,009
Dividends/Distributions	—	—	—	—	(111,406)	—	(100,480)	(34,958)	(246,844)
Net income	—	—	—	—	45,863	—	47,254	47,382	140,499
Currency translation adjustment, net of tax	—	—	—	—	—	(4,164)	(2,803)	(5,095)	(12,062)
Equity compensation	—	—	—	31,896	—	—	21,706	—	53,602
Stock option exercises	2		—	3,345	—	—	—	—	3,347
Balance at March 31, 2022	1,715	35	1,185	1,851,057	(154,925)	(6,019)	1,273,660	700,913	3,667,621
Changes in ownership interests and related tax benefits	—	—	(1)	(5,599)	—	—	(3,135)	5,815	(2,920)
Capital contributions	—	—	—	—	—	—	969	135,350	136,319
Dividends/Distributions	—	—	—	—	(111,506)	—	(82,958)	(18,680)	(213,144)
Net income (loss)	—	—	—	—	39,731	—	29,354	(15,022)	54,063
Currency translation adjustment, net of tax	—	—	—	—	—	(11,173)	(7,575)	(9,900)	(28,648)
Equity compensation	—	—	—	29,569	—	—	19,990	—	49,559
Stock option exercises	3	—	—	5,294	—	—	—	—	5,297
Balance at June 30, 2022	1,718	35	1,184	1,880,321	(226,700)	(17,192)	1,230,305	798,476	3,668,147
Changes in ownership interests and related tax benefits	3	—	(1)	(3,173)	—	—	(4,354)	(479)	(8,004)
Capital contributions	—	—	—	—	—	—	1,549	80,366	81,915
Dividends/Distributions	—	—	—	—	(111,952)	—	(88,041)	(50,794)	(250,787)
Net income (loss)	—	—	—	—	(35,546)	—	(29,666)	16,340	(48,872)
Currency translation adjustment, net of tax	—	—	—	—	—	(11,627)	(7,852)	(9,199)	(28,678)
Equity compensation	—	—	—	28,704	—	—	19,336	—	48,040
Stock option exercises	3	—	—	5,884	—	—	—	—	5,887
Balance at September 30, 2022	1,724	35	1,183	1,911,736	(374,198)	(28,819)	1,121,277	834,710	3,467,648
Changes in ownership interests and related tax benefits	12	—	(11)	22,936	—	—	(7,348)	(20,532)	(4,943)
Capital contributions	—	—	—	—	—	—	1,598	250,750	252,348
Dividends/Distributions	—	—	—	—	(112,770)	—	(115,364)	(73,859)	(301,993)
Net income	—	—	—	—	117,493	—	105,950	70,633	294,076
Currency translation adjustment, net of tax	—	—	—	—	—	13,833	9,416	12,654	35,903
Equity compensation	—	—	—	29,411	—	—	19,494	—	48,905
Stock option exercises	3	—	—	6,671	—	—	—	—	6,674
Balance at December 31, 2022	$1,739	$35	$1,172	$1,970,754	$(369,475)	$(14,986)	$1,135,023	$1,074,356	$3,798,618

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$207,316	$140,898
Adjustments to reconcile net income to net cash provided by operating activities	121,761	53,473
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	328,840	(97,772)
Cash flows due to changes in operating assets and liabilities	7,071	132,346
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	42,584	(4,795)
Net cash provided by operating activities	707,572	224,150
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(8,877)	(8,524)
Acquisitions, net of cash acquired	—	(301,624)
Net cash used in investing activities	(8,877)	(310,148)
Cash flows from financing activities:
Proceeds from Credit Facility	245,000	860,000
Proceeds from issuance of senior notes	—	488,915
Repayments of Credit Facility	(150,000)	(905,000)
Dividends and distributions	(251,632)	(211,886)
Stock option exercises	9,180	3,347
Taxes paid related to net share settlement of equity awards	(113,431)	(183,027)
Other financing activities	483	856
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	93,585	82,930
Distributions to non-controlling interests in Consolidated Funds	(20,933)	(34,958)
Redemptions of redeemable interests in Consolidated Funds	(538,985)	—
Borrowings under loan obligations by Consolidated Funds	2,914	49,317
Repayments under loan obligations by Consolidated Funds	(97,325)	(57,457)
Net cash provided by (used in) financing activities	(821,144)	93,037
Effect of exchange rate changes	4,711	(4,652)
Net change in cash and cash equivalents	(117,738)	2,387
Cash and cash equivalents, beginning of period	389,987	343,655
Cash and cash equivalents, end of period	$272,249	$346,042
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisition-related activity	$115,364	$12,835
Issuance of AOG Units in connection with settlement of management incentive program	$245,647	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
1. ORGANIZATION
Ares Management Corporation (the “Company”), a Delaware corporation, together with its subsidiaries, is a leading global alternative investment manager operating integrated groups across Credit, Private Equity, Real Assets and Secondaries. Information about segments should be read together with “Note 13. Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”). These subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees.

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

Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows within the accompanying unaudited condensed consolidated financial statements. However, the Consolidated Funds results included herein have no direct effect on the net income attributable to Ares Management Corporation or to its Stockholders’ Equity, except where accounting for a redemption or liquidation preference requires the reallocation of ownership based on specific terms of a profit sharing agreement. Instead, economic ownership interests of the investors in the Consolidated Funds are reflected as redeemable and non-controlling interests in Consolidated Funds. Further, cash flows allocable to redeemable and non-controlling interest in Consolidated Funds are specifically identifiable within the Condensed Consolidated Statements of Cash Flows.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments so that the unaudited condensed consolidated financial statements are presented fairly and that estimates made in preparing its unaudited condensed consolidated financial statements are reasonable and prudent, and that all such adjustments are of a normal recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”).
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

Redeemable Interest
On July 1, 2020, the Company completed its acquisition of a majority interest in SSG Capital Holdings Limited and its operating subsidiaries (“SSG”) (the “SSG Acquisition”). In connection with the SSG Acquisition, the former owners of SSG retained a 20% ownership interest in the operations acquired by the Company. In certain circumstances, the Company had the ability to acquire full ownership of SSG pursuant to a contractual arrangement to be initiated by the Company or by the former owners of SSG. Since the acquisition of the remaining interest in SSG was not within the Company's sole discretion, the ownership interest held by the former owners of SSG was classified as a redeemable interest and represented mezzanine equity.

Redeemable interest in AOG entities was initially recorded at fair value on the date of the SSG Acquisition within mezzanine equity within the Condensed Consolidated Statements of Financial Condition. Income (loss) was allocated based on the ownership percentage attributable to the redeemable interest. As of the date of acquisition, the Company determined that the redemption of the redeemable interest was probable. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount, as defined in accordance with the terms of a contractual arrangement between the Company and the former owners of SSG, to the extent that the redemption amount exceeded the initial measurement on the date of acquisition. The Company recognizes changes in the redemption amount with corresponding adjustments against retained earnings, or additional paid-in-capital in the absence of retained earnings, within stockholders’ equity within the Condensed Consolidated Statements of Financial Condition.

In connection with a merger agreement to acquire the remaining 20% ownership interest in the Ares SSG fee-generating business that was retained by the former owners of SSG (the “SSG Buyout”), a portion of the redeemable interest in AOG entities was purchased on March 31, 2023 and the Company now owns 100% of Ares SSG’s fee-generating business. The SSG Buyout was effectuated through newly issued shares of Class A common stock. The remaining redeemable interest in AOG entities represents ownership in certain investments that were not included in the SSG Buyout and continues to be presented at the redemption amount within mezzanine equity within the Condensed Consolidated Statements of Financial Condition.

Redeemable interest in Consolidated Funds represent the Class A ordinary shares issued by Ares Acquisition Corporation (NYSE: AAC) (“AAC”) that are redeemable for cash by the public shareholders in the event that AAC does not complete a business combination or tender offer associated with stockholder approval provisions. The Class A ordinary shareholders have redemption rights that are considered to be outside of AAC’s control. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount. During the three months ended March 31, 2023, in connection with the extension of the period to complete a business combination, AAC shareholders elected to redeem an aggregate amount of $539.0 million that was paid from AAC’s trust account. At March 31, 2023, the remaining 46,997,081 Class A ordinary shares of AAC continues to be presented at the redemption amount within mezzanine equity within the Condensed Consolidated Statements of Financial Condition.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs were assessed and determined either to be not applicable or expected to have an immaterial impact on its unaudited condensed consolidated financial statements.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
3. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of March 31, 2023	As of March 31, 2023	As of December 31, 2022
Management contracts	4.8	$580,692	$586,077
Client relationships	9.4	262,301	262,301
Trade name	0.0	—	11,079
Other	1.6	500	500
Finite-lived intangible assets		843,493	859,957
Foreign currency translation		461	935
Total finite-lived intangible assets		843,954	860,892
Less: accumulated amortization		(245,147)	(220,472)
Finite-lived intangible assets, net		598,807	640,420
Management contracts		567,800	567,800
Indefinite-lived intangible assets		567,800	567,800
Intangible assets, net		$1,166,607	$1,208,220
During the three months ended March 31, 2023, the Company rebranded Ares SSG as Asia credit and discontinued the use of the SSG trade name. As a result, the Company recorded a non-cash impairment charge equal to the SSG trade name’s carrying value of $7.8 million to accelerate the amortization expense for the three months ended March 31, 2023.

Amortization expense associated with intangible assets, excluding the accelerated amortization described above, was $33.6 million and $33.2 million for the three months ended March 31, 2023 and 2022, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the first quarter of 2023, the Company removed $16.5 million of impaired and fully-amortized intangible assets.

Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total
Balance as of December 31, 2022	$32,196	$48,070	$277,183	$417,620	$224,587	$999,656
Acquisitions	—	—	22	—	—	22
Reallocation	224,587	—	—	—	(224,587)	—
Foreign currency translation	(744)	—	—	3	—	(741)
Balance as of March 31, 2023	$256,039	$48,070	$277,205	$417,623	$—	$998,937

In connection with the SSG Buyout described in “Note 2. Summary of Significant Accounting Policies,” the former Ares SSG reporting unit has been transferred in its entirety to the Credit Group and the total goodwill of $224.6 million has been reallocated accordingly.

There was no impairment of goodwill recorded during the three months ended March 31, 2023 and 2022. The impact of foreign currency translation is reflected within other comprehensive income within the Condensed Consolidated Statements of Comprehensive Income.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
4. INVESTMENTS

The Company’s investments are comprised of the following:

			Percentage of total investments
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Equity method investments:
Equity method - carried interest	$3,236,418	$3,106,577	78.9%	78.2%
Equity method private investment partnership interests - principal	535,922	543,592	13.1	13.7
Equity method private investment partnership interests and other (held at fair value)	126,458	123,170	3.1	3.1
Equity method private investment partnership interests and other	48,390	47,439	1.2	1.2
Total equity method investments	3,947,188	3,820,778	96.3	96.2
Collateralized loan obligations	22,653	25,163	0.6	0.6
Other fixed income	52,516	51,771	1.3	1.2
Collateralized loan obligations and other fixed income, at fair value	75,169	76,934	1.9	1.8
Common stock, at fair value	78,326	77,022	1.8	2.0
Total investments	$4,100,683	$3,974,734

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three months ended March 31, 2023 and 2022, no individual equity method investment held by the Company met the significance criteria.
The Company recognized net gains related to its equity method investments of $23.9 million and $15.2 million for the three months ended March 31, 2023 and 2022, respectively. The net gains were included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations.

With respect to the Company’s equity method investments, the material assets are expected to generate either long term capital appreciation and/or interest income, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.

Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

	Fair Value at		Percentage of total investments as of
	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022
Fixed income investments:
Bonds	$563,275	$786,961	4.3%	6.0%
Loans	9,516,748	9,280,522	72.5	70.3
Investments held in trust account	484,901	1,013,382	3.7	7.7
Collateralized loan obligations	82,100	—	0.6	—
Total fixed income investments	10,647,024	11,080,865	81.1	84.0
Equity securities	933,296	731,599	7.1	5.5
Partnership interests	1,545,832	1,392,169	11.8	10.5
Total investments, at fair value	$13,126,152	$13,204,633

As of March 31, 2023 and December 31, 2022, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
5. FAIR VALUE
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of March 31, 2023:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$75,169	$—	$75,169
Common stock and other equity securities	—	78,326	125,073	—	203,399
Partnership interests	—	—	—	1,385	1,385
Total investments, at fair value	—	78,326	200,242	1,385	279,953
Derivatives-foreign currency forward contracts	—	3,151	—	—	3,151
Total assets, at fair value	$—	$81,477	$200,242	$1,385	$283,104
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(2,266)	$—	$—	$(2,266)
Total liabilities, at fair value	$—	$(2,266)	$—	$—	$(2,266)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$559,547	$3,728	$—	$563,275
Loans	—	8,847,972	668,776	—	9,516,748
Investments held in trust account	484,901	—	—	—	484,901
Collateralized loan obligations	—	21,800	60,300	—	82,100
Total fixed income investments	484,901	9,429,319	732,804	—	10,647,024
Equity securities	661	—	932,635	—	933,296
Partnership interests	—	—	374,049	1,171,783	1,545,832
Total investments, at fair value	485,562	9,429,319	2,039,488	1,171,783	13,126,152
Derivatives-foreign currency forward contracts	—	2,440	—	—	2,440
Total assets, at fair value	$485,562	$9,431,759	$2,039,488	$1,171,783	$13,128,592
Liabilities, at fair value
Derivatives:
Warrants	$(17,600)	$—	$—	$—	$(17,600)
Foreign currency forward contracts	—	(2,414)	—	—	(2,414)
Asset swaps	—	—	(1,698)	—	(1,698)
Total derivative liabilities, at fair value	(17,600)	(2,414)	(1,698)	—	(21,712)
Loan obligations of CLOs	—	(10,918,007)	—	—	(10,918,007)
Total liabilities, at fair value	$(17,600)	$(10,920,421)	$(1,698)	$—	$(10,939,719)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2022:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$76,934	$—	$76,934
Common stock and other equity securities	—	77,022	121,785	—	198,807
Partnership interests	—	—	—	1,385	1,385
Total investments, at fair value	—	77,022	198,719	1,385	277,126
Derivatives-foreign currency forward contracts	—	4,173	—	—	4,173
Total assets, at fair value	$—	$81,195	$198,719	$1,385	$281,299
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(3,423)	$—	$—	$(3,423)
Total liabilities, at fair value	$—	$(3,423)	$—	$—	$(3,423)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$534,137	$252,824	$—	$786,961
Loans	—	8,663,678	616,844	—	9,280,522
Investments held in trust account	1,013,382	—	—	—	1,013,382
Total fixed income investments	1,013,382	9,197,815	869,668	—	11,080,865
Equity securities	719	—	730,880	—	731,599
Partnership interests	—	—	368,655	1,023,514	1,392,169
Total investments, at fair value	1,014,101	9,197,815	1,969,203	1,023,514	13,204,633
Derivatives-foreign currency forward contracts	—	2,900	—	—	2,900
Total assets, at fair value	$1,014,101	$9,200,715	$1,969,203	$1,023,514	$13,207,533
Liabilities, at fair value
Derivatives:
Warrants	$(9,326)	$—	$—	$—	$(9,326)
Foreign currency forward contracts	—	(2,942)	—	—	(2,942)
Asset swaps	—	—	(3,556)	—	(3,556)
Total derivative liabilities, at fair value	(9,326)	(2,942)	(3,556)	—	(15,824)
Loan obligations of CLOs	—	(10,701,720)	—	—	(10,701,720)
Total liabilities, at fair value	$(9,326)	$(10,704,662)	$(3,556)	$—	$(10,717,544)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2023:

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance, beginning of period	$121,785	$76,934	$198,719
Purchases(1)	52	1,194	1,246
Sales/settlements(2)	45	(1,536)	(1,491)
Realized and unrealized appreciation (depreciation), net	3,191	(1,423)	1,768
Balance, end of period	$125,073	$75,169	$200,242
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets still held at the reporting date	$2,978	$(1,211)	$1,767

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$730,880	$869,668	$368,655	$(3,556)	$1,965,647
Transfer in	—	284,198	—	—	284,198
Transfer out	—	(447,536)	—	—	(447,536)
Purchases(1)	180,372	188,232	49,000	—	417,604
Sales/settlements(2)	(122)	(173,502)	(48,889)	—	(222,513)
Amortized discounts/premiums	—	749	—	—	749
Realized and unrealized appreciation, net	21,505	10,995	5,283	1,858	39,641
Balance, end of period	$932,635	$732,804	$374,049	$(1,698)	$2,037,790
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$21,436	$(20,602)	$5,283	$1,848	$7,965

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

(1)Sales/settlements include distributions, principal redemptions, securities disposed of in connection with restructurings and contingent consideration payments.
(2)Purchases include paid-in-kind interest and securities received in connection with restructurings.
.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of March 31, 2023:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$61,934	Market approach	Multiple of book value	3.0x	3.0x
	47,643	Market approach	Multiple of book value	1.3x	1.3x
	15,496	Transaction price(1)	N/A	N/A	N/A
Collateralized loan obligations	22,653	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Other fixed income
	30,934	Transaction price(1)	N/A	N/A	N/A
	21,582	Other	N/A	N/A	N/A
Total assets	$200,242

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$534,676	Discounted cash flow	Discount rate	8.0% - 18.0%	12.0%
	360,533	Market approach	Multiple of book value	1.0x - 1.2x	1.2x
	34,621	Market approach	Net income multiple	30.0x	30.0x
	2,156	Market approach	EBITDA multiple(2)	6.3x - 38.5x	17.1x
	649	Other	N/A	N/A	N/A
Partnership interest	374,049	Discounted cash flow	Discount rate	11.2% - 23.7%	22.0%
Fixed income investments
	636,026	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	91,030	Market approach	Yield	0.8% - 44.7%	13.2%
	3,331	Market approach	EBITDA multiple	0.1x - 9.0x	8.7x
	2,417	Other	N/A	N/A	N/A
Total assets	$2,039,488
Liabilities
Derivative instruments	$(1,698)	Broker quotes and/or 3rd party pricing services	NA	N/A	N/A
Total liabilities	$(1,698)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of December 31, 2022:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$62,129	Market approach	Multiple of book value	3.2x	3.2x
	44,166	Market approach	Multiple of book value	1.3x	1.3x
	15,490	Transaction price(1)	N/A	N/A	N/A
Collateralized loan obligations	25,163	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Other fixed income
	30,189	Transaction price(1)	N/A	N/A	N/A
	21,582	Other	N/A	N/A	N/A
Total assets	$198,719

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$401,229	Discounted cash flow	Discount rate	8.0% - 18.0%	12.0%
	290,258	Market approach	Multiple of book value	1.0x - 1.2x	1.2x
	36,681	Market approach	Net income multiple	30.0x	30.0x
	2,064	Market approach	EBITDA multiple(2)	6.3x - 31.0x	13.6x
	648	Other	N/A	N/A	N/A
Partnership interests	368,655	Discounted cash flow	Discount rate	10.3% - 22.0%	18.9%
Fixed income investments
	731,708	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	125,612	Market approach	Yield	6.6% - 21.7%	12.8%
	6,155	Transaction price	N/A	N/A	N/A
	4,479	Market approach	EBITDA multiple	8.0x - 9.0x	8.5x
	1,714	Other	N/A	N/A	N/A
Total assets	$1,969,203
Liabilities
Derivative instruments	$(3,556)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(3,556)

(1)Transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.
(2)“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

The Company has an insurance-related investment in a private fund managed by a third party that is valued using NAV per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company’s control. This investment had a fair value of $1.4 million as of March 31, 2023 and December 31, 2022. The Company has no unfunded commitments for this investment.

The Consolidated Funds have limited partnership interests in private equity funds managed by the Company that are valued using NAV per share. The terms and conditions of these funds do not allow for redemptions without certain events or approvals that are outside the Company’s control. As of March 31, 2023, these investments had a fair value of $1,171.8 million and unfunded commitments of $1,025.3 million. As of December 31, 2022, these investments had a fair value of $1,023.5 million and unfunded commitments of $869.0 million.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
6. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of March 31, 2023		As of December 31, 2022
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolving	3/31/2027	N/A	$795,000	5.88%	$700,000	5.37%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	248,872	4.21	248,693	4.21
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	396,713	3.28	396,602	3.28
2052 Senior Notes(4)	1/21/2022	2/1/2052	500,000	483,904	3.77	483,802	3.77
2051 Subordinated Notes(5)	6/30/2021	6/30/2051	450,000	444,803	4.13	444,757	4.13
Total debt obligations				$2,369,292		$2,273,854

(1)The revolver commitments were $1.325 billion as of March 31, 2023. Ares Holdings is the borrower under the Credit Facility. The Credit Facility has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) or a base rate plus an applicable margin, which is subject to adjustment based on the achievement of certain environmental, social and governance-related targets, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of March 31, 2023, base rate loans bear interest calculated based on the base rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.10% per annum. There is a base rate and SOFR floor of zero.
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

As of March 31, 2023, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the 2024, 2030 and 2052 Senior Notes (the “Senior Notes”) and 2051 Subordinated Notes are recorded as a reduction of the corresponding debt obligation, and debt issuance costs related to the Credit Facility are included within other assets within the Condensed Consolidated Statements of Financial Condition. All debt issuance costs are amortized over the remaining term of the related obligation into interest expense within the Condensed Consolidated Statements of Operations.
The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2022	$5,510	$8,393	$5,243
Amortization of debt issuance costs	(324)	(198)	(46)
Unamortized debt issuance costs as of March 31, 2023	$5,186	$8,195	$5,197
Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of March 31, 2023			As of December 31, 2022
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$10,293,114	5.46%	8.5	$10,142,545	4.84%	8.8
Subordinated notes(1)	624,893	N/A	7.5	559,175	N/A	7.8
Total loan obligations of Consolidated CLOs	$10,918,007			$10,701,720

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of March 31, 2023 and December 31, 2022, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities outstanding:

			As of March 31, 2023		As of December 31, 2022
Consolidated Funds’ Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
Credit Facilities:
	10/13/2023	$112,817	$77,496	6.31%	$77,496	5.89%
	7/1/2023	18,000	15,550	6.50	15,550	6.25
	7/23/2024	100,000	10,000	7.78	75,000	7.28
	9/24/2026	150,000	—	N/A	—	N/A
	9/12/2027	54,000	—	N/A	—	N/A
Total borrowings of Consolidated Funds			$103,046		$168,046

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

7. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Condensed Consolidated Statements of Financial Condition. As of March 31, 2023, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Commitments
As of March 31, 2023 and December 31, 2022, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $952.3 million and $677.9 million, respectively.
Guarantees
The Company has entered into agreements with financial institutions to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund. As of March 31, 2023 and December 31, 2022, the Company’s maximum exposure to losses from guarantees was $76.7 million and $31.5 million, respectively.
Contingent Liabilities
In connection with the acquisition of AMP Capital’s Infrastructure Debt platform (the “Infrastructure Debt Acquisition”) during the first quarter of 2022, the Company established a management incentive program (the “Infrastructure Debt MIP”) with certain professionals. The Infrastructure Debt MIP represents a contingent liability not to exceed $48.5 million and is based on the achievement of revenue targets from the fundraising of certain infrastructure debt funds during the measurement periods.

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
The revenue target was achieved for one of the infrastructure debt funds during the fourth quarter of 2022. As of December 31, 2022, the fair value of the contingent liability related to this portion of the award was $21.8 million and the Company recorded $7.0 million within accrued compensation within the Condensed Consolidated Statements of Financial Condition. During the three months ended March 31, 2023, the associated liability for this portion of the award was settled with a $3.4 million cash payment and the remaining amount equity-settled and reclassified to additional paid-in-capital. For the three months ended March 31, 2022, compensation expense of $1.1 million related to the achieved portion of the award is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.
As of March 31, 2023, the maximum contingent liability associated with the remaining Infrastructure Debt MIP is $15.0 million. As of March 31, 2023 and December 31, 2022, the fair value of the contingent liability was $13.5 million. As of March 31, 2023 and December 31, 2022, the Company has recorded $2.7 million and $2.2 million, respectively, within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense associated with the remaining Infrastructure Debt MIP of $0.6 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.
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
At March 31, 2023 and December 31, 2022, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $122.4 million and $128.4 million, respectively, of which approximately $96.2 million and $101.0 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of March 31, 2023 and December 31, 2022, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.
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
Leases

The Company leases office space and certain office equipment. The Company’s leases have remaining lease terms of one to 11 years. The tables below present certain supplemental quantitative disclosures regarding the Company’s leases:

		As of March 31,	As of December 31,
	Classification	2023	2022
Operating lease assets	Right-of-use operating lease assets	$154,970	$155,950
Finance lease assets	Other assets(1)	280	400
Total lease assets		$155,250	$156,350

Operating lease liabilities	Operating lease liabilities	$191,090	$190,616
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	300	330
Total lease liabilities		$191,390	$190,946

(1) Finance lease assets are recorded net of accumulated amortization of $2.1 million as of March 31, 2023 and December 31, 2022.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of March 31, 2023
Maturity of lease liabilities	Operating Leases	Finance Leases
2023	$35,727	$134
2024	44,063	162
2025	39,069	12
2026	27,254	—
2027	17,902	—
Thereafter	42,331	—
Total future payments	206,346	308
Less: interest	15,256	8
Total lease liabilities	$191,090	$300

		Three months ended March 31,
	Classification	2023	2022
Operating lease expense	General, administrative and other expenses	$11,888	$10,063
Finance lease expense:
Amortization of finance lease assets	General, administrative and other expenses	120	162
Interest on finance lease liabilities	Interest expense	2	5
Total lease expense		$12,010	$10,230

	Three months ended March 31,
Other information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,911	$11,125
Operating cash flows for finance leases	2	5
Financing cash flows for finance leases	42	389
Leased assets obtained in exchange for new operating lease liabilities	12,047	1,378

	As of March 31,	As of December 31,
Lease term and discount rate	2023	2022
Weighted-average remaining lease terms (in years):
Operating leases	5.6	5.5
Finance leases	1.8	2.1
Weighted-average discount rate:
Operating leases	2.92%	2.72%
Finance leases	3.00%	2.99%

8. RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates. The related accounts receivable are included within due from affiliates within the Condensed Consolidated Statements of Financial Condition, except that accrued carried interest allocations, which is predominantly due from affiliated funds, is presented separately within investments within the Condensed Consolidated Statements of Financial Condition.
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
The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of March 31,	As of December 31,
	2023	2022
Due from affiliates:
Management fees receivable from non-consolidated funds	$551,095	$456,314
Incentive fee receivable from non-consolidated funds	18,621	169,979
Payments made on behalf of and amounts due from non-consolidated funds and employees	138,088	132,179
Due from affiliates—Company	$707,804	$758,472
Amounts due from non-consolidated funds	$10,878	$15,789
Due from affiliates—Consolidated Funds	$10,878	$15,789
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$3,918	$8,701
Tax receivable agreement liability	113,978	118,466
Undistributed carried interest and incentive fees	61,177	121,332
Payments made by non-consolidated funds on behalf of and payable by the Company	4,378	4,299
Due to affiliates—Company	$183,451	$252,798
Amounts due to portfolio companies and non-consolidated funds	$—	$4,037
Due to affiliates—Consolidated Funds	$—	$4,037

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

9. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. For the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of $33.8 million and $20.4 million, respectively.

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s unaudited condensed consolidated financial statements. For the three months ended March 31, 2023 and 2022, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of March 31, 2023 and December 31, 2022, the Company recorded a net deferred tax asset of $28.4 million and $68.9 million, respectively, within other assets within the Condensed Consolidated Statements of Financial Condition.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. With limited exceptions, the Company is generally no longer subject to corporate income tax audits by taxing authorities for any years prior to 2019. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s unaudited condensed consolidated financial statements.

10. EARNINGS PER SHARE
The Company has Class A and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the Class A common stock; therefore, earnings per share is presented on a combined basis. Income of the Company has been allocated on a proportionate basis to the two common stock classes.

Basic earnings per share of Class A and non-voting common stock is computed by using the two-class method. Diluted earnings per share of Class A and non-voting common stock is computed using the more dilutive method of either the two-class method or the treasury stock method. For the three months ended March 31, 2023 and 2022, the two-class method was the more dilutive method.

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2023	2022
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$94,039	$45,863
Distributions on unvested restricted units	(5,314)	(3,585)
Net income available to Class A and non-voting common stockholders	$88,725	$42,278
Basic weighted-average shares of Class A and non-voting common stock	178,976,022	174,215,251
Basic earnings per share of Class A and non-voting common stock	$0.49	$0.24

Diluted earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$94,039	$45,863
Distributions on unvested restricted units	(5,314)	(3,585)
Net income available to Class A and non-voting common stockholders	$88,725	$42,278
Effect of dilutive shares:
Restricted units	—	—
Options	—	—
Diluted weighted-average shares of Class A and non-voting common stock	178,976,022	174,215,251
Diluted earnings per share of Class A and non-voting common stock	$0.49	$0.24

Dividend declared and paid per Class A and non-voting common stock	$0.77	$0.61

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
11. EQUITY COMPENSATION
Equity Incentive Plan
Equity-based compensation is granted under the Company’s 2014 Equity Incentive Plan (as amended, the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2023, the total number of shares available for issuance under the Equity Incentive Plan reset to 51,149,100 shares and as of March 31, 2023, 45,074,879 shares remained available for issuance.
Generally, unvested restricted units are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Three months ended March 31,
	2023	2022
Restricted units	$69,252	$53,650
Equity-based compensation expense	$69,252	$53,650

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

Restricted units are delivered net of the holder’s payroll related taxes upon vesting. For the three months ended March 31, 2023, 3.3 million restricted units vested and 1.9 million shares of Class A common stock were delivered to the holders. For the three months ended March 31, 2022, 5.1 million restricted units vested and 2.8 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued as described in the subsequent sections, generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the three months ended March 31, 2023, the Company declared dividends of $0.77 per share to Class A common stockholders at the close of business on March 17, 2023. For the three months ended March 31, 2023, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $12.0 million, which are presented as dividends within the Condensed Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of Dividend Equivalents previously paid is reclassified to compensation and benefits expense within the Condensed Consolidated Statements of Operations.

During the first quarter of 2023, the Company approved the future grant of restricted units to certain senior executives in each of 2024, 2025 and 2026, subject to the holder’s continued employment and acceleration in certain instances. The vesting period of these awards are at a rate of 25% per year, beginning on the second anniversary of the grant date. Given that these future restricted units have been communicated to the recipient, the Company accounts for these awards as if they have been granted and recognizes the compensation expense on a straight-line basis over the service period. The restricted units that have been approved and communicated but not yet granted are not eligible to receive a Dividend Equivalent until the grant date.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents unvested restricted units’ activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - December 31, 2022	16,662,999	$48.76
Granted	4,683,244	78.71
Vested	(3,260,427)	37.86
Forfeited	(94,023)	49.78
Balance - March 31, 2023	17,991,793	$58.53

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $840.1 million as of March 31, 2023 and is expected to be recognized over the remaining weighted average period of 3.8 years.

Options
Upon exercise, each option entitles the holders to purchase from the Company one share of Class A common stock at the stated exercise price. The term of the options is generally 10 years, beginning on the grant date.
A summary of options activity during the three months ended March 31, 2023 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - December 31, 2022	5,170,219	$19.00	1.3	$255,616
Exercised	(483,126)	19.00	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balance - March 31, 2023	4,687,093	$19.00	1.1	$302,036
Exercisable at March 31, 2023	4,687,093	$19.00	1.1	$302,036
Net cash proceeds from exercises of stock options were $9.2 million for the three months ended March 31, 2023. The Company realized tax benefits of approximately $4.5 million from those exercises.
12. EQUITY AND REDEEMABLE INTEREST
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
In February 2023, the Company's board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $150 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2024. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the three months ended March 31, 2023, the Company did not repurchase any shares as part of the stock repurchase program.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - December 31, 2022	173,892,036	3,489,911	1,000	117,231,288	294,614,235
Issuance of stock	1,382,596	—	—	—	1,382,596
Issuance of AOG Units(1)	—	—	—	3,473,026	3,473,026
Exchanges of AOG Units	65,916	—	—	(65,916)	—
Stock option exercises, net of shares withheld for tax	483,126	—	—	—	483,126
Vesting of restricted stock awards, net of shares withheld for tax	1,850,381	—	—	—	1,850,381
Balance - March 31, 2023	177,674,055	3,489,911	1,000	120,638,398	301,803,364

(1) Represents issuance of AOG Units to the recipients of the management incentive program from the acquisition of Black Creek Group’s real estate investment advisory and distribution business (the “Black Creek Acquisition”), which relieved the associated liability following the maximum contingent payment being met as of December 31, 2022. Pursuant to an agreement with the recipients of the Black Creek Acquisition management incentive program, a portion of such AOG Units were issued in lieu of cash consideration which was payable pursuant to the Black Creek Acquisition management incentive program. Issuances of Class C Common stock corresponds with increases in Ares Owners Holdings L.P.’s ownership interest in the AOG entities.

The following table presents each partner’s AOG Units and corresponding ownership interest in each of the Ares Operating Group entities, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities:

					Daily Average Ownership
	As of March 31, 2023		As of December 31, 2022		Three months ended March 31,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2023	2022
Ares Management Corporation	181,163,966	60.03%	177,381,947	60.21%	60.14%	59.51%
Ares Owners Holdings, L.P.	120,638,398	39.97	117,231,288	39.79	39.86	40.49
Total	301,802,364	100.00%	294,613,235	100.00%

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in Ares Operating Group entities:

Total
Balance - December 31, 2021	$96,008
Changes in ownership interests and related tax benefits	231
Net income	399
Currency translation adjustment, net of tax	(331)
Equity compensation	48
Distributions	(8)
Balance - March 31, 2022	96,347
Changes in ownership interests and related tax benefits	(1,445)
Net loss	(457)
Currency translation adjustment, net of tax	(996)
Equity compensation	77
Distributions	(8)
Balance- June 30, 2022	93,518
Changes in ownership interests and related tax benefits	1,214
Net income	93
Currency translation adjustment, net of tax	(933)
Equity compensation	77
Distributions	(1,861)
Balance- September 30, 2022	92,108
Net loss	(886)
Currency translation adjustment, net of tax	1,834
Equity compensation	83
Distribution	(10)
Balance - December 31, 2022	93,129
Changes in ownership interests and related tax benefits	(66,506)
Net loss	(1,824)
Currency translation adjustment, net of tax	(148)
Equity compensation	174
Distributions	(2,883)
Balance - March 31, 2023	$21,942

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance - December 31, 2021	$1,000,000
Change in redemption value	—
Balance - March 31, 2022	1,000,000
Change in redemption value	—
Balance - June 30, 2022	1,000,000
Change in redemption value	4,994
Balance - September 30, 2022	1,004,994
Change in redemption value	8,288
Balance - December 31, 2022	1,013,282
Change in redemption value	10,504
Redemption	(538,985)
Balance - March 31, 2023	$484,801

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
13. SEGMENT REPORTING
The Company operates through its distinct operating segments. On March 31, 2023, the Company executed the SSG Buyout. The Company rebranded Ares SSG as Ares Asia and the Ares SSG credit business, including the Asian special situations, Asian secured lending and APAC direct lending strategies, as Asia credit. Asia credit has been reclassified effective January 1, 2023 and is now presented within the Credit Group. In connection with this reclassification, the Company will no longer use Strategic Initiatives to describe all other operating segments, instead reporting the collective results as Other. The Company reclassified activities of Asia credit to the Credit Group to better align the segment presentation with the global asset classes and investment strategies. The Company has modified historical results to conform with its current presentation. The Company operating segments are summarized below:

Credit Group: The Credit Group manages credit strategies across the liquid and illiquid spectrum, including liquid credit, alternative credit and direct lending. Our liquid credit investment solutions help traditional fixed income investors access the syndicated loan and high yield bond markets and capitalize on opportunities across multi-asset credit. The syndicated loans strategy focuses on evaluating individual credit opportunities related primarily to non-investment grade senior secured loans and primarily targets first lien secured debt, with a secondary focus on second lien secured loans and subordinated and other unsecured loans. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Multi-asset credit is a “go anywhere” strategy designed to offer investors a flexible solution to global credit investing by allowing us to tactically allocate between multiple asset classes in various market conditions. The alternative credit strategy seeks to capitalize on asset-focused investment opportunities that fall outside of traditional, well-defined markets such as corporate debt, real estate and private equity. The alternative credit strategy emphasizes downside protection and capital preservation through a focus on investments that tend to share the following key attributes: asset security, covenants, structural protections and cash flow velocity. The direct lending strategy is one of the largest self-originating direct lenders, lending in the U.S., European and Asia-Pacific markets with a multi-channel origination strategy designed to address a broad set of investment opportunities in the middle market. The direct lending team maintains a flexible investment strategy with the capability to invest in first lien senior secured loans (including unitranche loans which are loans that combine senior and subordinated debt, generally in a first lien position), second lien senior secured loans, subordinated debt, preferred equity and non-control equity co-investments in private middle market companies. U.S. direct lending activities are managed through a publicly-traded business development company (“BDC”), Ares Capital Corporation (“ARCC”), our non-traded BDC, Ares Strategic Income Fund (“ASIF”), as well as through private commingled funds and separately managed accounts (“SMAs”). Our Asia credit platform provides flexible, value-add capital solutions to complex situations through our local origination presence and experience.

Private Equity Group: The Private Equity Group broadly categorizes its investment strategies as corporate private equity and special opportunities. In the corporate private equity strategy, the Company targets four principal transactions types: (i) prudently leveraged control buyouts; (ii) growth equity; (iii) rescue capital; and (iv) distressed-for-control. This differentiated strategy, together with the broad resources of the Ares platform, widens our universe of potential investment opportunities and allows us to remain active across various market environments and to be highly selective in making investments by identifying the most attractive relative value opportunities. In the special opportunities strategy, the Company employs a flexible capital strategy to finance debt and non-control equity solutions in middle market companies undergoing transformational change or stress. The strategy seeks to consistently invest in a range of private, special-situation opportunities and flex into distressed public market debt when attractive.

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

Secondaries Group: The Secondaries Group invests in secondary markets across a range of alternative asset class strategies, including private equity, real estate, infrastructure and credit. The Company acquires interests across a range of partnership vehicles, including funds, multi-asset portfolios and single asset joint ventures. Activities within each strategy include recapitalizing and restructuring the funds, including transactions that can address pending fund maturity, strategy change or the need for additional equity capital. The private equity secondaries strategy seeks to achieve attractive secondary cash flow and diversification characteristics by investing across the spectrum of private equity secondaries transactions. In the real estate secondaries strategy, the Company seeks broad diversification by property sector and geography and to drive investment results through underwriting, transaction structuring and portfolio construction. In the infrastructure secondaries strategy, the Company focuses on achieving diversification through a portfolio that provides inflation protection and exposure to uncorrelated assets. The credit secondaries strategy seeks to create a highly diversified portfolio of primarily senior secured private credit interests across North America and Europe, acquired directly or indirectly through secondary market transactions.

Other: Other represents a compilation of operating segments and strategic investments that seek to expand the Company’s reach and its scale in new and existing global markets but individually do not meet reporting thresholds. These results include activities from (i) Ares Insurance Solutions (“AIS”), the Company’s insurance platform that provides solutions to insurance clients including asset management, capital solutions and corporate development and (ii) AAC, among others.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended March 31, 2023
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$405,650	$54,657	$97,470	$39,863	$4,979	$602,619	$—	$602,619
Fee related performance revenues	600	—	—	3,271	—	3,871	—	3,871
Other fees	8,870	673	6,462	—	50	16,055	4,640	20,695
Compensation and benefits	(116,216)	(22,310)	(37,986)	(13,412)	(3,140)	(193,064)	(84,967)	(278,031)
General, administrative and other expenses	(21,595)	(9,566)	(12,284)	(4,292)	(608)	(48,345)	(46,172)	(94,517)
Fee related earnings	277,309	23,454	53,662	25,430	1,281	381,136	(126,499)	254,637
Performance income—realized	6,593	18,457	6,086	—	—	31,136	—	31,136
Performance related compensation—realized	(4,997)	(15,104)	(3,758)	—	—	(23,859)	—	(23,859)
Realized net performance income	1,596	3,353	2,328	—	—	7,277	—	7,277
Investment income (loss)—realized	506	879	(1,772)	—	170	(217)	—	(217)
Interest and other investment income (expense)—realized	6,418	1,861	1,821	1,225	6,348	17,673	(92)	17,581
Interest expense	(7,820)	(5,615)	(3,896)	(2,305)	(5,324)	(24,960)	(26)	(24,986)
Realized net investment income (loss)	(896)	(2,875)	(3,847)	(1,080)	1,194	(7,504)	(118)	(7,622)
Realized income	$278,009	$23,932	$52,143	$24,350	$2,475	$380,909	$(126,617)	$254,292

	Three months ended March 31, 2022
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$317,489	$45,957	$72,487	$44,504	$2,484	$482,921	$—	$482,921
Fee related performance revenues	12,353	—	358	—	—	12,711	—	12,711
Other fees	5,766	297	7,866	—	50	13,979	5,876	19,855
Compensation and benefits	(110,711)	(19,566)	(33,637)	(11,640)	(2,386)	(177,940)	(64,067)	(242,007)
General, administrative and other expenses	(18,193)	(6,288)	(7,637)	(3,078)	(230)	(35,426)	(32,384)	(67,810)
Fee related earnings	206,704	20,400	39,437	29,786	(82)	296,245	(90,575)	205,670
Performance income—realized	7,363	2,212	34,293	—	—	43,868	—	43,868
Performance related compensation—realized	(4,580)	(1,786)	(22,209)	—	—	(28,575)	—	(28,575)
Realized net performance income	2,783	426	12,084	—	—	15,293	—	15,293
Investment income—realized	415	1,603	3,453	—	861	6,332	—	6,332
Interest and other investment income (expense)—realized	5,728	1,502	2,777	644	1	10,652	(284)	10,368
Interest expense	(3,468)	(3,373)	(2,389)	(465)	(5,784)	(15,479)	(167)	(15,646)
Realized net investment income (loss)	2,675	(268)	3,841	179	(4,922)	1,505	(451)	1,054
Realized income	$212,162	$20,558	$55,362	$29,965	$(5,004)	$313,043	$(91,026)	$222,017

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Three months ended March 31,
	2023	2022
Segment revenues
Management fees	$602,619	$482,921
Fee related performance revenues	3,871	12,711
Other fees	16,055	13,979
Performance income—realized	31,136	43,868
Total segment revenues	$653,681	$553,479
Segment expenses
Compensation and benefits	$193,064	$177,940
General, administrative and other expenses	48,345	35,426
Performance related compensation—realized	23,859	28,575
Total segment expenses	$265,268	$241,941
Segment realized net investment income (expense)
Investment income (loss)—realized	$(217)	$6,332
Interest and other investment income —realized	17,673	10,652
Interest expense	(24,960)	(15,479)
Total segment realized net investment income (expense)	$(7,504)	$1,505
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Three months ended March 31,
	2023	2022
Total consolidated revenue	$813,362	$714,999
Performance income—unrealized	(127,713)	(133,532)
Management fees of Consolidated Funds eliminated in consolidation	11,601	11,479
Carried interest allocation of Consolidated Funds eliminated in consolidation	3,407	—
Incentive fees of Consolidated Funds eliminated in consolidation	138	34
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	4,843	4,769
Administrative fees(1)	(13,650)	(19,475)
OMG revenue	(4,640)	(5,876)
Principal investment income, net of eliminations	(22,758)	(8,326)
Net revenue of non-controlling interests in consolidated subsidiaries	(10,909)	(10,593)
Total consolidation adjustments and reconciling items	(159,681)	(161,520)
Total segment revenue	$653,681	$553,479

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated expenses to segment expenses:

	Three months ended March 31,
	2023	2022
Total consolidated expenses	$628,636	$611,684
Performance related compensation-unrealized	(85,150)	(91,198)
Expenses of Consolidated Funds added in consolidation	(19,641)	(16,077)
Expenses of Consolidated Funds eliminated in consolidation	12,132	11,564
Administrative fees(1)	(13,277)	(18,890)
OMG expenses	(131,139)	(96,451)
Acquisition and merger-related expense	(4,955)	(9,042)
Equity compensation expense	(69,077)	(53,602)
Acquisition-related compensation expense(2)	(642)	(48,001)
Placement fee adjustment	3,232	693
Depreciation and amortization expense	(45,659)	(38,126)
Expense of non-controlling interests in consolidated subsidiaries	(9,192)	(10,613)
Total consolidation adjustments and reconciling items	(363,368)	(369,743)
Total segment expenses	$265,268	$241,941

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Represents contingent obligations resulting from the acquisition of Landmark Partners, LLC (the “Landmark Acquisition”), the Black Creek Acquisition and the Infrastructure Debt Acquisition that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Condensed Consolidated Statements of Operations.

The following table reconciles the Company’s consolidated other income to segment realized net investment income:

	Three months ended March 31,
	2023	2022
Total consolidated other income	$56,396	$57,994
Investment (income) loss—unrealized	(28,985)	7,854
Interest and other investment (income) loss—unrealized	208	(6,032)
Other income from Consolidated Funds added in consolidation, net	(62,917)	(66,848)
Other expense from Consolidated Funds eliminated in consolidation, net	(4,451)	(7,518)
OMG other expense	651	4,593
Principal investment income	35,457	14,490
Other expense, net	91	1,981
Other income of non-controlling interests in consolidated subsidiaries	(3,954)	(5,009)
Total consolidation adjustments and reconciling items	(63,900)	(56,489)
Total segment realized net investment income (expense)	$(7,504)	$1,505

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended March 31,
	2023	2022
Income before taxes	$241,122	$161,309
Adjustments:
Depreciation and amortization expense	45,659	38,126
Equity compensation expense	68,704	53,017
Acquisition-related compensation expense(1)	642	48,001
Acquisition and merger-related expense	4,955	9,042
Placement fee adjustment	(3,232)	(693)
OMG expense, net	127,150	95,168
Other expense, net	91	1,981
Net income of non-controlling interests in consolidated subsidiaries	(5,671)	(4,989)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(27,171)	(47,407)
Total performance income—unrealized	(127,713)	(133,532)
Total performance related compensation—unrealized	85,150	91,198
Total investment (income) loss—unrealized	(28,777)	1,822
Realized income	380,909	313,043
Total performance income—realized	(31,136)	(43,868)
Total performance related compensation—realized	23,859	28,575
Total investment income—realized	7,504	(1,505)
Fee related earnings	$381,136	$296,245

(1)Represents contingent obligations resulting from the Landmark Acquisition, the Black Creek Acquisition and the Infrastructure Debt Acquisition that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Condensed Consolidated Statements of Operations.

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
The Company’s interests in consolidated and non-consolidated VIEs, as presented within the Condensed Consolidated Statements of Financial Condition, its respective maximum exposure to loss relating to non-consolidated VIEs, and its net income attributable to non-controlling interests related to consolidated VIEs, as presented within the Condensed Consolidated Statements of Operations, are as follows:

	As of March 31,	As of December 31,
	2023	2022
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs(1)	$370,402	$393,549
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs(1)	552,278	537,239
Assets of consolidated VIEs	13,781,266	13,128,088
Liabilities of consolidated VIEs	12,108,023	11,593,867

(1)As of March 31, 2023 and December 31, 2022, the Company’s maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs and totaled $81.0 million and $82.0 million, respectively.

	Three months ended March 31,
	2023	2022
Net income attributable to non-controlling interests related to consolidated VIEs	$37,131	$38,462

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of March 31, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$272,249	$—	$—	$272,249
Investments (includes $3,236,418 of accrued carried interest)	4,666,602	—	(565,919)	4,100,683
Due from affiliates	1,035,397	—	(327,593)	707,804
Other assets	267,068	—	—	267,068
Right-of-use operating lease assets	154,970	—	—	154,970
Intangible assets, net	1,166,607	—	—	1,166,607
Goodwill	998,937	—	—	998,937
Assets of Consolidated Funds
Cash and cash equivalents	—	754,934	—	754,934
Investments held in trust account	—	484,901	—	484,901
Investments, at fair value	—	12,636,458	4,793	12,641,251
Due from affiliates	—	21,711	(10,833)	10,878
Receivable for securities sold	—	305,418	—	305,418
Other assets	—	62,882	—	62,882
Total assets	$8,561,830	$14,266,304	$(899,552)	$21,928,582
Liabilities
Accounts payable, accrued expenses and other liabilities	$272,131	$—	$(10,833)	$261,298
Accrued compensation	214,135	—	—	214,135
Due to affiliates	183,451	—	—	183,451
Performance related compensation payable	2,365,230	—	—	2,365,230
Debt obligations	2,369,292	—	—	2,369,292
Operating lease liabilities	191,090	—	—	191,090
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	200,998	(13,493)	187,505
Due to affiliates	—	322,800	(322,800)	—
Payable for securities purchased	—	549,415	—	549,415
CLO loan obligations, at fair value	—	11,013,602	(95,595)	10,918,007
Fund borrowings	—	103,046	—	103,046
Total liabilities	5,595,329	12,189,861	(442,721)	17,342,469
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	484,801	—	484,801
Redeemable interest in Ares Operating Group entities	21,942	—	—	21,942
Non-controlling interest in Consolidated Funds	—	1,591,642	(420,240)	1,171,402
Non-controlling interest in Ares Operating Group entities	1,252,700	—	(14,626)	1,238,074
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (177,674,055 shares issued and outstanding)	1,777	—	—	1,777
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (120,638,398 shares issued and outstanding)	1,206	—	—	1,206
Additional paid-in-capital	2,122,008	—	(21,965)	2,100,043
Accumulated deficit	(420,822)	—	—	(420,822)
Accumulated other comprehensive loss, net of tax	(12,345)	—	—	(12,345)
Total stockholders’ equity	1,691,859	—	(21,965)	1,669,894
Total equity	2,944,559	1,591,642	(456,831)	4,079,370
Total liabilities, redeemable interest, non-controlling interests and equity	$8,561,830	$14,266,304	$(899,552)	$21,928,582

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$389,987	$—	$—	$389,987
Investments (includes $3,106,577 of accrued carried interest)	4,515,955	—	(541,221)	3,974,734
Due from affiliates	949,532	—	(191,060)	758,472
Other assets	381,137	—	—	381,137
Right-of-use operating lease assets	155,950	—	—	155,950
Intangible assets, net	1,208,220	—	—	1,208,220
Goodwill	999,656	—	—	999,656
Assets of Consolidated Funds
Cash and cash equivalents	—	724,641	—	724,641
Investments held in trust account	—	1,013,382	—	1,013,382
Investments, at fair value	—	12,187,392	3,859	12,191,251
Due from affiliates	—	26,531	(10,742)	15,789
Receivable for securities sold	—	124,050	—	124,050
Other assets	—	65,570	—	65,570
Total assets	$8,600,437	$14,141,566	$(739,164)	$22,002,839
Liabilities
Accounts payable, accrued expenses and other liabilities	$242,663	$—	$(10,742)	$231,921
Accrued compensation	510,130	—	—	510,130
Due to affiliates	252,798	—	—	252,798
Performance related compensation payable	2,282,209	—	—	2,282,209
Debt obligations	2,273,854	—	—	2,273,854
Operating lease liabilities	190,616	—	—	190,616
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	175,435	(7,149)	168,286
Due to affiliates	—	191,238	(187,201)	4,037
Payable for securities purchased	—	314,193	—	314,193
CLO loan obligations, at fair value	—	10,797,332	(95,612)	10,701,720
Fund borrowings	—	168,046	—	168,046
Total liabilities	5,752,270	11,646,244	(300,704)	17,097,810
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,013,282	—	1,013,282
Redeemable interest in Ares Operating Group entities	93,129	—	—	93,129
Non-controlling interest in Consolidated Funds	—	1,482,040	(407,684)	1,074,356
Non-controlling interest in Ares Operating Group entities	1,147,269	—	(12,246)	1,135,023
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (173,892,036 shares issued and outstanding)	1,739	—	—	1,739
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized ($1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (117,231,288 shares issued and outstanding)	1,172	—	—	1,172
Additional paid-in-capital	1,989,284	—	(18,530)	1,970,754
Accumulated deficit	(369,475)	—	—	(369,475)
Accumulated other comprehensive loss, net of tax	(14,986)	—	—	(14,986)
Total stockholders’ equity	1,607,769	—	(18,530)	1,589,239
Total equity	2,755,038	1,482,040	(438,460)	3,798,618
Total liabilities, redeemable interest, non-controlling interests and equity	$8,600,437	$14,141,566	$(739,164)	$22,002,839

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$612,117	$—	$(11,601)	$600,516
Carried interest allocation	154,895	—	(3,407)	151,488
Incentive fees	9,061	—	(138)	8,923
Principal investment income	35,457	—	(12,699)	22,758
Administrative, transaction and other fees	34,520	—	(4,843)	29,677
Total revenues	846,050	—	(32,688)	813,362
Expenses
Compensation and benefits	360,781	—	—	360,781
Performance related compensation	111,658	—	—	111,658
General, administrative and other expense	148,688	—	(343)	148,345
Expenses of the Consolidated Funds	—	19,641	(11,789)	7,852
Total expenses	621,127	19,641	(12,132)	628,636
Other income (expense)
Net realized and unrealized gains on investments	7,852	—	(6,337)	1,515
Interest and dividend income	7,176	—	(3,337)	3,839
Interest expense	(24,986)	—	—	(24,986)
Other expense, net	(1,014)	—	91	(923)
Net realized and unrealized gains (losses) on investments of the Consolidated Funds	—	(2,069)	12,769	10,700
Interest and other income of the Consolidated Funds	—	223,029	(91)	222,938
Interest expense of the Consolidated Funds	—	(158,043)	1,356	(156,687)
Total other income (expense), net	(10,972)	62,917	4,451	56,396
Income before taxes	213,951	43,276	(16,105)	241,122
Income tax expense	33,328	478	—	33,806
Net income	180,623	42,798	(16,105)	207,316
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	42,798	(16,105)	26,693
Net income attributable to Ares Operating Group entities	180,623	—	—	180,623
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(1,824)	—	—	(1,824)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	88,408	—	—	88,408
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$94,039	$—	$—	$94,039

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$488,811	$—	$(11,479)	$477,332
Carried interest allocation	178,289	—	—	178,289
Incentive fees	16,456	—	(34)	16,422
Principal investment income	14,490	—	(6,164)	8,326
Administrative, transaction and other fees	39,399	—	(4,769)	34,630
Total revenues	737,445	—	(22,446)	714,999
Expenses
Compensation and benefits	357,243	—	—	357,243
Performance related compensation	129,405	—	—	129,405
General, administrative and other expense	120,523	—	—	120,523
Expenses of the Consolidated Funds	—	16,077	(11,564)	4,513
Total expenses	607,171	16,077	(11,564)	611,684
Other income (expense)
Net realized and unrealized gains (losses) on investments	(4,926)	—	13,035	8,109
Interest and dividend income	3,410	—	(1,908)	1,502
Interest expense	(15,646)	—	—	(15,646)
Other income, net	790	—	994	1,784
Net realized and unrealized gains on investments of the Consolidated Funds	—	23,011	(7,043)	15,968
Interest and other income of the Consolidated Funds	—	121,284	(994)	120,290
Interest expense of the Consolidated Funds	—	(77,447)	3,434	(74,013)
Total other income (expense), net	(16,372)	66,848	7,518	57,994
Income before taxes	113,902	50,771	(3,364)	161,309
Income tax expense	20,386	25	—	20,411
Net income	93,516	50,746	(3,364)	140,898
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	50,746	(3,364)	47,382
Net income attributable to Ares Operating Group entities	93,516	—	—	93,516
Less: Net income attributable to redeemable interest in Ares Operating Group entities	399	—	—	399
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	47,254	—	—	47,254
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$45,863	$—	$—	$45,863

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$180,623	$42,798	$(16,105)	$207,316
Adjustments to reconcile net income to net cash provided by operating activities	100,469	—	21,292	121,761
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	—	341,609	(12,769)	328,840
Cash flows due to changes in operating assets and liabilities	(132,777)	—	139,848	7,071
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	202,877	(160,293)	42,584
Net cash provided by operating activities	148,315	587,284	(28,027)	707,572
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(8,877)	—	—	(8,877)
Acquisitions, net of cash acquired	—	—	—	—
Net cash used in investing activities	(8,877)	—	—	(8,877)
Cash flows from financing activities:
Proceeds from Credit Facility	245,000	—	—	245,000
Repayments of Credit Facility	(150,000)	—	—	(150,000)
Dividends and distributions	(251,632)	—	—	(251,632)
Stock option exercises	9,180	—	—	9,180
Taxes paid related to net share settlement of equity awards	(113,431)	—	—	(113,431)
Other financing activities	483	—	—	483
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	103,808	(10,223)	93,585
Distributions to non-controlling interests in Consolidated Funds	—	(28,890)	7,957	(20,933)
Redemptions of redeemable interests in Consolidated Funds	—	(538,985)	—	(538,985)
Borrowings under loan obligations by Consolidated Funds	—	2,914	—	2,914
Repayments under loan obligations by Consolidated Funds	—	(97,325)	—	(97,325)
Net cash used in financing activities	(260,400)	(558,478)	(2,266)	(821,144)
Effect of exchange rate changes	3,224	1,487	—	4,711
Net change in cash and cash equivalents	(117,738)	30,293	(30,293)	(117,738)
Cash and cash equivalents, beginning of period	389,987	724,641	(724,641)	389,987
Cash and cash equivalents, end of period	$272,249	$754,934	$(754,934)	$272,249
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisition-related activity	$115,364	$—	$—	$115,364
Issuance of AOG Units in connection with settlement of management incentive program	$245,647	$—	$—	$245,647

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$93,516	$50,746	$(3,364)	$140,898
Adjustments to reconcile net income to net cash provided by operating activities	43,970	—	9,503	53,473
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(104,815)	7,043	(97,772)
Cash flows due to changes in operating assets and liabilities	125,246	—	7,100	132,346
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	(568,394)	563,599	(4,795)
Net cash provided by (used in) operating activities	262,732	(622,463)	583,881	224,150
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(8,524)	—	—	(8,524)
Acquisitions, net of cash acquired	(301,624)	—	—	(301,624)
Net cash used in investing activities	(310,148)	—	—	(310,148)
Cash flows from financing activities:
Proceeds from Credit Facility	860,000	—	—	860,000
Proceeds from senior notes	488,915	—	—	488,915
Repayments of Credit Facility	(905,000)	—	—	(905,000)
Dividends and distributions	(211,886)	—	—	(211,886)
Stock option exercises	3,347	—	—	3,347
Taxes paid related to net share settlement of equity awards	(183,027)	—	—	(183,027)
Other financing activities	856	—	—	856
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	104,803	(21,873)	82,930
Distributions to non-controlling interests in Consolidated Funds	—	(38,931)	3,973	(34,958)
Borrowings under loan obligations by Consolidated Funds	—	49,317	—	49,317
Repayments under loan obligations by Consolidated Funds	—	(57,457)	—	(57,457)
Net cash provided by financing activities	53,205	57,732	(17,900)	93,037
Effect of exchange rate changes	(3,402)	(1,250)	—	(4,652)
Net change in cash and cash equivalents	2,387	(565,981)	565,981	2,387
Cash and cash equivalents, beginning of period	343,655	1,049,191	(1,049,191)	343,655
Cash and cash equivalents, end of period	$346,042	$483,210	$(483,210)	$346,042
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisition-related activity	$12,835	$—	$—	$—

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
15. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after March 31, 2023 through the date the unaudited condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In April 2023, the Company’s board of directors declared a quarterly dividend of $0.77 per share of Class A and non-voting common stock payable on June 30, 2023 to common stockholders of record at the close of business on June 16, 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Ares Management Corporation is a Delaware corporation. Unless the context otherwise requires, references to “Ares,” “we,” “us,” “our,” and the “Company” are intended to mean the business and operations of Ares Management Corporation and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Company. “Consolidated Funds” refers collectively to certain Ares funds, co-investment vehicles, CLOs and special purpose acquisition companies that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated in our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additional terms used by the Company are defined in the Glossary and throughout the Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Ares Management Corporation and the related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes included in the 2022 Annual Report on Form 10-K of Ares Management Corporation.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum. In addition, illustrative charts may not be presented at scale.

“Period-over-period analysis of current year compared to prior year may be deemed to be not meaningful and is designated as “NM” within the discussion and analysis of financial condition and results of operations.

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the three months ended March 31, 2023, approximately 95% of our management fees were derived from perpetual capital vehicles and other long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the U.S., Western Europe and Asia, including conditions in the global financial markets and the economic and political environments.

Global markets started the year strong but remained volatile during the first quarter of 2023. Leveraged credit spreads tightened near quarter-end as certain actions by governments and central banks alleviated fears from the recent strain on the banking system. In the U.S., the ICE BAML High Yield Master II Index, a high yield bond index, returned 3.7% for the quarter, while the Credit Suisse Leveraged Loan Index (“CSLLI”), a leveraged loan index, returned 3.1% for the quarter. In Europe, the ICE BAML European Currency High Yield Index returned 2.7% for the quarter, while the Credit Suisse Western European Leveraged Loan Index returned 3.6% for the quarter.

Asian markets also started off the year with positive sentiments on the growth outlook as global energy costs fell and China’s economy reopened. Amid volatility in the public markets in the region, private credit activity in the region remained active and resilient throughout the quarter as there has been consistent demand for alternative sources of capital.

The global equity markets rallied to start the year strong after broad declines in 2022. The S&P 500 Index returned 7.5%, while the MSCI All Country World Index ex USA returned 6.9%, for the quarter.

Volatility in the private equity markets continued due to sustained increases in interest rates, which impacted the cost of financing available for leveraged buyout transactions. Valuations continue to experience downward pressure from the macroeconomic environment. The current market environment has had a more pronounced negative impact on certain industries, including energy and retail, which are industries in which some of our funds have made investments. As of March 31, 2023, approximately 2% of our total AUM was invested in the energy sector (of which approximately 1% of our total AUM was invested in midstream investments and also includes oil and gas exploration) and approximately 2% of our total AUM was invested in the retail sector. We believe that the current environment could lead to opportunities for distressed investments in the near to medium term. Continued asset selectivity, portfolio diversification and a differentiated view to drive value creation, will be instrumental in delivering attractive returns to investors.

The commercial real estate markets also continued to be impacted by the macroeconomic environment in the first quarter of 2023. Pan-European and U.S. real estate deal activity was subdued with limited transactional liquidity. Property valuations have continued to adjust downwards, with capitalization rate compressions waning and yields widening. However, we believe certain of these market trends will be offset by continued strong fundamentals, such as occupancy and rental rates, in certain property types, including multifamily and industrial. The FTSE EPRA/NAREIT Developed Europe and the FTSE NAREIT All Equity REITs indices declined 4.5% and returned 1.7%, respectively, for the quarter.

We believe our portfolios across all strategies are well positioned for a rising interest rate environment. On a market value basis, approximately 87% of our debt assets and 58% of our total assets were floating rate instruments as of March 31, 2023.

Recent Transactions

On April 25, 2023, Ares Acquisition Corporation II (NYSE: AACT), Ares’ second sponsored SPAC, consummated its initial public offering. The initial public offering generated gross proceeds of $500.0 million, which includes the partial exercise of the underwriters’ option to purchase additional shares at the initial public offering price to cover over-allotments.

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
The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total AUM
Balance at 12/31/2022	$225,579	$34,749	$66,061	$21,961	$3,647	$351,997
Net new par/equity commitments	9,859	50	765	1,246	2,662	14,582
Net new debt commitments	1,423	—	—	—	—	1,423
Capital reductions	(2,081)	(3)	(403)	—	—	(2,487)
Distributions	(1,530)	(327)	(1,663)	(424)	(1,917)	(5,861)
Redemptions	(1,376)	—	(538)	—	(539)	(2,453)
Change in fund value	3,269	178	(108)	111	(356)	3,094
Balance at 3/31/2023	$235,143	$34,647	$64,114	$22,894	$3,497	$360,295

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total AUM
Balance at 12/31/2021	$201,405	$33,404	$45,919	$22,119	$2,928	$305,775
Acquisitions	—	—	8,184	199	—	8,383
Net new par/equity commitments(1)	5,391	570	3,058	1,080	(48)	10,051
Net new debt commitments	2,340	—	1,105	—	—	3,445
Capital reductions	(402)	(3)	(262)	—	—	(667)
Distributions	(1,165)	(383)	(1,128)	(575)	8	(3,243)
Redemptions	(410)	—	(136)	—	—	(546)
Change in fund value	(453)	(23)	1,787	645	(135)	1,821
Balance at 3/31/2022	$206,706	$33,565	$58,527	$23,468	$2,753	$325,019

(1) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within net new par/equity commitments and may result in balances presented to be negative.

The components of our AUM are presented below ($ in billions):

AUM: $360.3	AUM: $325.0

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $14.6 billion and $12.0 billion of AUM of funds from which we indirectly earn management fees as of March 31, 2023 and 2022, respectively and includes $3.7 billion and $3.4 billion of non-fee paying AUM based on our general partner commitment as of March 31, 2023 and 2022, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.
Fee Paying Assets Under Management
FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.
The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total
Balance at 12/31/2022	$151,275	$18,447	$41,607	$17,668	$2,064	$231,061
Commitments	1,900	—	596	107	1,553	4,156
Deployment/subscriptions/increase in leverage	4,281	703	221	110	—	5,315
Capital reductions	(1,533)	—	(279)	—	—	(1,812)
Distributions	(2,139)	(400)	(632)	(197)	(642)	(4,010)
Redemptions	(1,377)	—	(538)	—	—	(1,915)
Change in fund value	1,342	—	(47)	108	(240)	1,163
Change in fee basis	—	—	—	(49)	—	(49)
Balance at 3/31/2023	$153,749	$18,750	$40,928	$17,747	$2,735	$233,909

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total
Balance at 12/31/2021	$122,110	$16,689	$28,615	$18,364	$2,067	$187,845
Acquisitions	—	—	4,855	131	—	4,986
Commitments(1)	3,722	—	2,184	697	(8)	6,595
Deployment/subscriptions/increase in leverage	7,374	115	909	69	—	8,467
Capital reductions	(2,596)	—	—	—	—	(2,596)
Distributions	(1,957)	(446)	(891)	(472)	(1)	(3,767)
Redemptions	(396)	—	(138)	—	—	(534)
Change in fund value	(560)	—	1,418	738	(211)	1,385
Change in fee basis	(836)	(217)	(825)	(1,457)	—	(3,335)
Balance at 3/31/2022	$126,861	$16,141	$36,127	$18,070	$1,847	$199,046

(1) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within commitments and may result in balances presented to be negative.

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $233.9	FPAUM: $199.0

Invested capital/other(1)	Market value(2)	Collateral balances (at par)	Capital commitments

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $55.3 billion and $48.6 billion from funds that primarily invest in illiquid strategies as of March 31, 2023 and 2022, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

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

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Incentive Eligible AUM
$210.5
$0.5
$13.5
$39.1
$33.2
$124.2
$191.8
$0.9
$13.4
$33.7
$32.2
$111.6
3/31/2023
3/31/2022
Incentive Generating AUM
$97.3
$6.3
$14.4
$20.7
$55.9
$92.9
$6.0
$21.9
$20.9
$44.1
3/31/2023
3/31/2022

Credit	Private Equity	Real Assets	Secondaries	Other

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Private Equity	Real Assets	Secondaries	Other

As of March 31, 2023, AUM Not Yet Paying Fees includes $50.5 billion of AUM available for future deployment that could generate approximately $483.0 million in potential incremental annual management fees. As of March 31, 2022, AUM Not Yet Paying Fees included $58.2 billion of AUM available for future deployment that could generate approximately $557.0 million in potential incremental annual management fees.

The chart below presents our perpetual capital AUM by segment ($ in billions):

Credit	Real Assets	Secondaries	Other
As of March 31, 2023, perpetual capital AUM of $95.4 billion included 75% from commingled funds and 25% from managed accounts and perpetual capital IGAUM from which we are generating fee related performance revenues totaled $12.9 billion, composed of $12.6 billion from managed accounts within the Credit Group and $0.3 billion from commingled funds within the Secondaries Group. As of March 31, 2022, perpetual capital AUM of $82.7 billion included 75% from commingled funds and 25% from managed accounts.

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended March 31, 2023 and 2022, 95% and 94%, respectively, of management fees were earned from perpetual capital or long-dated funds. The charts below present the composition of our segment management fees by the initial fund duration:

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

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 5% of our AUM as of March 31, 2023, 2% of our management fees and 2% of our carried interest and incentive fees for the three months ended March 31, 2023. As of March 31, 2023, we consolidated 25 CLOs, 10 private funds and one SPAC, and as of March 31, 2022, we consolidated 23 CLOs, 10 private funds and one SPAC.
The activity of the Consolidated Funds is reflected within the unaudited condensed consolidated financial statement line items indicated by reference thereto. The impact of the Consolidated Funds also typically will decrease management fees, carried interest allocation and incentive fees reported under GAAP to the extent these amounts are eliminated upon consolidation.
The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity, except where accounting for a redemption or liquidation preference requires the reallocation of ownership based on specific terms of a profit sharing agreement. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as redeemable and non-controlling interests in the Consolidated Funds within our unaudited condensed consolidated financial statements. Redeemable interest in Consolidated Funds represent the shares issued by Ares Acquisition Corporation (NYSE: AAC) (“AAC”) that are redeemable for cash by the public shareholders in connection with AAC’s failure to complete a business combination or tender offer associated with stockholder approval provisions.
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the three months ended March 31, 2023 and 2022, we did not deconsolidate any entities.
The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.
For the actual impact that consolidation had on our results and further discussion on consolidation and deconsolidation of funds, see “Note 14. Consolidation” within our unaudited condensed consolidated financial statements included herein.

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

The following table presents our summarized consolidated results of operations ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Total revenues	$813,362	$714,999	$98,363	14%
Total expenses	(628,636)	(611,684)	(16,952)	(3)
Total other income, net	56,396	57,994	(1,598)	(3)
Income tax expense	(33,806)	(20,411)	(13,395)	(66)
Net income	207,316	140,898	66,418	47
Less: Net income attributable to non-controlling interests in Consolidated Funds	26,693	47,382	(20,689)	(44)
Net income attributable to Ares Operating Group entities	180,623	93,516	87,107	93
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(1,824)	399	(2,223)	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	88,408	47,254	41,154	87
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$94,039	$45,863	48,176	105

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues.

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Revenues
Management fees	$600,516	$477,332	$123,184	26%
Carried interest allocation	151,488	178,289	(26,801)	(15)
Incentive fees	8,923	16,422	(7,499)	(46)
Principal investment income	22,758	8,326	14,432	173
Administrative, transaction and other fees	29,677	34,630	(4,953)	(14)
Total revenues	$813,362	$714,999	98,363	14
Management Fees. Capital deployment in direct lending funds within the Credit Group led to a rise in FPAUM and additional management fees of $41.8 million over the comparative periods. Part I Fees contributed to an increase of $35.2 million for the comparative periods primarily due to an increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in the average size of their portfolios as well as the impact of rising interest rates, given their primarily floating-rate loan portfolios. Within the Real Assets Group, the non-traded REITs contributed additional fees of $8.0 million from additional capital raised and the acquisition of AMP Capital’s infrastructure debt platform (the “Infrastructure Debt Acquisition”), which was completed on February 10, 2022, contributed additional fees of $6.0 million for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”

Carried Interest Allocation. The activity was principally composed of the following ($ in millions):

	Three months ended March 31, 2023	Primary Drivers	Three months ended March 31, 2022	Primary Drivers
Credit funds	$116.7	Primarily from four direct lending funds and one alternative credit fund with $23.8 billion of IGAUM generating returns in excess of their hurdle rates. Ares Capital Europe V, L.P. (“ACE V”) generated carried interest allocation of $44.8 million driven by net investment income on an increasing invested capital base. Ares Capital Europe IV, L.P. (“ACE IV”), Ares Private Credit Solutions, L.P. (“PCS I”), Ares Capital Europe III, L.P. (“ACE III”) and Ares Pathfinder Fund, L.P. (“Pathfinder”) generated carried interest allocation of $24.0 million, $14.6 million, $9.3 million and $3.4 million, respectively, primarily driven by net investment income during the period. Our credit funds have benefited from rising interest rates on predominately floating-rate loans.	$74.3	Primarily from four direct lending funds and one alternative credit fund with $18.9 billion of IGAUM generating returns in excess of their hurdle rates. ACE V, PCS I and ACE IV generated carried interest allocation of $20.4 million, $10.6 million and $9.6 million, respectively. The carried interest allocation generated by these funds was driven by net investment income on an increasing invested capital base. ACE III generated carried interest allocation of $6.5 million primarily driven by net investment income during the period. In addition, Pathfinder generated carried interest allocation of $14.3 million that was primarily driven by market appreciation of various investments.
Private equity funds	48.2	Appreciation across several portfolio company investments, driven by improving operating performance metrics from portfolio companies that primarily operate in industries such as services and retail, generated carried interest allocation of $53.1 million from Ares Special Situations Fund IV, L.P. (“SSF IV”), $25.3 million from Ares Special Opportunities Fund, L.P. (“ASOF I”) and $10.1 million from Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”). The appreciation was partially offset by the reversal of unrealized carried interest allocation of $36.5 million and $2.1 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”) and Ares Corporate Opportunities Fund III, L.P. (“ACOF III”), respectively, primarily driven by lower operating performance metrics and market depreciation of certain portfolio companies that primarily operate in the healthcare industry.	(3.2)	Market depreciation across several investments that led to the reversal of unrealized carried interest allocation of $51.6 million for Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) primarily due to market depreciation of its investment in the AZEK Company (“AZEK”) driven by global equity market volatility. The market depreciation was partially offset by market appreciation across several portfolio company investments, primarily operating in services, technology, retail and healthcare industries that generated carried interest allocation of $17.0 million from ACOF V, $21.0 million from ASOF I and $11.3 million from ACOF VI.
Real assets funds	(12.8)
Reversal of unrealized carried interest of $16.5 million from three European real estate equity funds and $5.6 million from three U.S. real estate equity funds primarily driven by market depreciation of certain properties. In addition, reversal of unrealized carried interest of $7.8 million from Ares Energy Investors Fund V, L.P. (“EIF V”) primarily due to lower valuations in certain investments. Increased operating income and market appreciation of certain properties generated carried interest allocation of $7.5 million from two U.S. real estate equity funds and $1.1 million from Ares U.S. Real Estate Opportunity Fund III, L.P. (“AREOF III”). Ares Climate Infrastructure Partners, L.P. (“ACIP”) generated carried interest allocation of $4.6 million driven by market appreciation of certain investments and Ares Infrastructure Debt Fund V L.P. (“IDF V”) generated carried interest allocation of $6.4 million driven by net investment income.
			54.5	Market appreciation from properties within real estate equity funds, primarily driven by gains from several industrial and multifamily assets, generated carried interest allocation of $16.8 million from AREOF III, $9.7 million from U.S. Real Estate Fund VIII, L.P. (“US VIII”), $16.7 million from U.S. Real Estate Fund IX, L.P. (“US IX”) and $13.6 million from four real estate equity funds. The market appreciation was partially offset by market depreciation that led to the reversal of unrealized carried interest allocation of $15.7 million from EIF V primarily due to lower valuations in certain investments due to volatility in the energy markets.
Secondaries funds	(0.6)	Reversal of unrealized carried interest from Landmark Equity Partners XVI, L.P. (“LEP XVI”), driven primarily by market depreciation of certain portfolio investments.	52.7
Market appreciation of certain investments held in LEP XVI and Landmark Real Estate Partners VIII, L.P. (“LREP VIII”) that generated carried interest allocation of $15.8 million and $24.4 million, respectively.

Carried interest allocation	$151.5		$178.3

Incentive Fees. The activity was principally composed of the following ($ in millions):

	Three months ended March 31, 2023	Primary Drivers	Three months ended March 31, 2022	Primary Drivers
Credit funds	$1.1	Incentive fee adjustments from various direct lending vehicles following the measurement period.	$15.4	Incentive fees from three direct lending vehicles and an alternative credit vehicle.
Real assets funds	4.5	Incentive fees generated from an industrial real estate fund.	1.0	Incentive fees generated from an industrial real estate fund and ACRE.
Secondaries funds	3.3	Incentive fees generated from APMF.	—	N/A
Incentive fees	$8.9		$16.4
Principal Investment Income. The activity for the three months ended March 31, 2023 was primarily composed of market appreciation of certain special opportunities and European direct lending investments and dividend income from various investments in funds within our special opportunities strategy.
The activity for the three months ended March 31, 2022 was primarily driven by (i) increasing operating income from underlying properties associated with funds in our U.S. real estate equity and real estate secondaries strategies and (ii) market appreciation of various investments across funds in our private equity secondaries and special opportunities strategies.
Administrative, Transaction and Other Fees. The decrease in administrative, transaction and other fees primarily resulted from lower administrative service fees generated from ARCC and our non-traded REITs of $5.7 million for the three months ended March 31, 2023 compared to the same period in 2022. In addition, there was a decrease in facilitation fees, which are generated when investors contribute real property through a like-kind 1031 exchange for fund shares, of $2.6 million for the three months ended March 31, 2023 compared to the same period in 2022.
The decrease in administrative, transaction and other fees was partially offset by an increase in (i) transaction fees of $2.1 million from a portion of the loan origination income that were mostly generated from certain affiliated credit funds and (ii) administrative service fees of $1.7 million earned from certain private funds that pay on invested capital, where the increase in fees was due to increase in fee basis from additional deployment for the three months ended March 31, 2023 compared to the same period in 2022.
Expenses.

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Expenses
Compensation and benefits	$360,781	$357,243	$(3,538)	(1)%
Performance related compensation	111,658	129,405	17,747	14
General, administrative and other expenses	148,345	120,523	(27,822)	(23)
Expenses of Consolidated Funds	7,852	4,513	(3,339)	(74)
Total expenses	$628,636	$611,684	(16,952)	(3)
Compensation and Benefits. The increase in compensation and benefits was primarily driven by (i) increase in salary expense of $20.9 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily attributable to headcount growth to support the expansion of our business, (ii) higher Part I Fees compensation of $19.7 million for the three months ended March 31, 2023 compared to the same period in 2022 and (iii) higher equity-based compensation expense of $15.6 million as discussed below. Average headcount for the quarter-to-date period increased by 21% to 2,558 professionals for the 2023 period from 2,113 professionals for the same period in 2022.
The increase in compensation and benefits is partially offset by a decrease of $47.4 million in compensation expense recognized in relation to the performance-based, acquisition-related compensation arrangements (“earnouts”) that were established in connection with the Landmark Acquisition, Black Creek Acquisition and Infrastructure Debt Acquisition, which were based on the achievement of revenue targets for certain funds. As all earnouts are subject to the continued and future services of senior professionals and advisors, they are required to be recorded as compensation expense and recognized ratably over the respective service periods.

The revenue targets for the Black Creek Acquisition earnout were achieved and the maximum contingent payment was recorded during the third quarter of 2022. Compensation expense related to the Black Creek earnout was $37.7 million for the three months ended March 31, 2022.
In connection with the fundraising for an acquired Landmark private equity secondaries fund, the revenue targets on which the Landmark earnout were contingent were not achieved and the associated compensation expense was reversed during the third quarter of 2022. Compensation expense related to the Landmark earnout was $8.9 million for the three months ended March 31, 2022.
The revenue target for one of the infrastructure debt funds from the Infrastructure Debt Acquisition earnout was achieved during the fourth quarter of 2022. In connection with the achievement of the earnout for the one infrastructure debt fund, a portion of the associated liability was paid in cash and the remaining portion was equity-settled. The excess fair value of $14.8 million over the liability at the time the earnout was achieved will be recognized over the remaining four year service period as equity-based compensation expense, including $0.9 million that was recognized during the three months ended March 31, 2023. Compensation expense related to the other infrastructure debt funds subject to the Infrastructure Debt earnout was $0.6 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. See “Note 7. Commitments and Contingencies” for a further description of the contingent liabilities related to the Infrastructure Debt Acquisition arrangement.
The following table presents equity-based compensation expense based on the different types of restricted unit awards ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Awards that do not recur annually:
Multi-year future grants	$12,216	$10,192	$(2,024)	(20)%
Other awards that do not recur annually	2,547	2,524	(23)	(1)
Total awards that do not recur annually	14,763	12,716	(2,047)	(16)
Recurring annual awards:
Discretionary awards	28,206	20,968	(7,238)	(35)
Bonus awards	26,283	19,966	(6,317)	(32)
Total recurring annual awards	54,489	40,934	(13,555)	(33)
Equity-based compensation expense	$69,252	$53,650	(15,602)	(29)

The increase in equity-based compensation expense was primarily attributable to the increase in awards granted under our recurring annual award programs, which included one-time expenses of $10.0 million and $7.5 million for the three months ended March 31, 2023 and 2022, respectively, in association with immediate vesting of certain awards.
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
General, Administrative and Other Expenses. In connection with a merger agreement to acquire the remaining 20% ownership interest in the Ares SSG fee-generating business that was retained by the former owners of SSG (the “SSG Buyout”), we made the decision to rebrand Ares SSG as Asia credit and discontinued the ongoing use of the SSG trade name. As a result, the Company recorded a non-cash impairment charge of $7.8 million representing the carrying value of SSG’s trade name for the three months ended March 31, 2023.
Other operating expenses, most notably travel and marketing sponsorships, collectively increased by $10.3 million for the three months ended March 31, 2023 compared to the same period in 2022 as we (i) conducted more in-person company meetings and events with a focus on promoting collaboration and (ii) continued to increase our marketing efforts, primarily to grow our retail distribution platform through Ares Wealth Management Solutions, LLC (“AWMS”) over the comparative periods. Certain expenses have also increased during the current period, including occupancy costs to support our growing headcount, as well as information services and information technology costs to support the expansion of our business. Collectively, these expenses increased by $5.9 million for the three months ended March 31, 2023 compared to the same period in 2022. Additionally, professional service fees have increased by $4.9 million for the three months ended March 31, 2023, primarily due to professional service fees to support the expanding platform and to the reorganization of our income tax compliance function.
Acquisition-related costs decreased by $4.1 million for the three months ended March 31, 2023 compared to the same period in 2022 due to timing of strategic opportunities. Acquisition-related costs generally precede a business combination, vary with the complexity of the transaction and may occur even when acquisitions are not successfully completed.
Other income, net.

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Other income (expense)
Net realized and unrealized gains on investments	$1,515	$8,109	$(6,594)	(81)%
Interest and dividend income	3,839	1,502	2,337	156
Interest expense	(24,986)	(15,646)	(9,340)	(60)
Other income (expense), net	(923)	1,784	(2,707)	NM
Net realized and unrealized gains on investments of Consolidated Funds	10,700	15,968	(5,268)	(33)
Interest and other income of Consolidated Funds	222,938	120,290	102,648	85
Interest expense of Consolidated Funds	(156,687)	(74,013)	(82,674)	(112)
Total other income, net	$56,396	$57,994	(1,598)	(3)
Net Realized and Unrealized Gains on Investments. The activity for the three months ended March 31, 2023 and 2022 was primarily attributable to unrealized gains from certain strategic investments made in connection with our acquisition of SSG and to unrealized losses from our investments in the subordinated notes of U.S. CLOs. The activity for the three months ended March 31, 2023 was also attributable to unrealized gains from APMF.
Interest Expense. Higher average interest rates, driven by rising SOFR rates, and a higher average outstanding balance of the Credit Facility contributed to an increase in interest expense for the three months ended March 31, 2023 compared to the same period in 2022.
Other Income (Expense), Net. The activity for the three months ended March 31, 2023 and 2022 included transaction gains (losses) associated with currency fluctuations impacting the revaluation of assets and liabilities denominated in foreign currencies other than an entity’s functional currency. Transaction losses of $0.9 million for the three months ended March 31, 2023 were primarily attributable to the British pound strengthening against the Euro, while transaction gains of $3.1 million during the three months ended March 31, 2022 were primarily attributable to the British pound weakening against Euro.
Other income (expense), net also included $1.0 million of expense for the three months ended March 31, 2022 related to the change in fair value of a contingent obligation recognized in connection with the Black Creek Acquisition. The purchase agreement with Black Creek contains provisions that required us to record separate contingent consideration liabilities that are dependent on the achievement of revenue targets for certain funds that were acquired in the Black Creek Acquisition. The revenue targets for the Black Creek earnout were fully achieved and the maximum contingent payment was recorded during the third quarter of 2022.

Income Tax Expense.

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Income before taxes	$241,122	$161,309	$79,813	49%
Income tax expense	(33,806)	(20,411)	(13,395)	(66)
Net income	$207,316	$140,898	66,418	47
Income Tax Expense The increase in income tax expense was attributable to higher net income allocable to AMC for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in income before taxes for the three months ended March 31, 2023 compared to the same period in the prior year was primarily attributable to income attributable to AMC as income attributable to non-controlling interests in Consolidated Funds, which is generally not subject to corporate income taxes, decreased over the comparative period. The calculation of income taxes is also sensitive to any changes in weighted average daily ownership. The weighted average daily ownership for AMC common stockholders increased from 59.5% for the three months ended March 31, 2022 to 60.1% for the three months ended March 31, 2023. The changes in ownership were primarily driven by the issuance of Class A common stock in connection with stock option exercises and vesting of restricted stock awards. The increase in the weighted average daily ownership for AMC common stockholders was partially offset by the issuance of AOG Units in connection with the settlement of the Black Creek earnout that increased the ownership of AOG Units not held by AMC.
Redeemable and Non-Controlling Interests.

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Net income	$207,316	$140,898	$66,418	47%
Less: Net income attributable to non-controlling interests in Consolidated Funds	26,693	47,382	(20,689)	(44)
Net income attributable to Ares Operating Group entities	180,623	93,516	87,107	93
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(1,824)	399	(2,223)	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	88,408	47,254	41,154	87
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$94,039	$45,863	48,176	105
Redeemable and Non-Controlling Interests. Net income (loss) attributable to redeemable and non-controlling interests in AOG entities represents results attributable to the holders of AOG Units and other ownership interests that are not held by AMC. In connection with the SSG Acquisition, the former owners of SSG retained an ownership interest in a subsidiary of an AOG entity that is reflected as redeemable interest in AOG entities. Net income (loss) attributable to redeemable interest in AOG entities is allocated based on the ownership percentage for periods presented. In connection with the SSG Buyout, a portion of the redeemable interest in AOG entities was purchased on March 31, 2023 and the Company now owns 100% of Ares SSG’s fee-generating business. As the SSG Buyout was completed on the last day of the quarter, there was no impact to the allocation of income for the periods presented. In future periods, 100% of the income associated with Ares SSG’s fee generating business will be attributable to AOG entities and the remaining redeemable interest in AOG entities from ownership in certain investments that were not included in the SSG Buyout will continue to be allocated based on ownership percentage.
Net income attributable to non-controlling interests in AOG entities is generally allocated based on the weighted average daily ownership of the other AOG unitholders, except for income (loss) generated from certain joint venture partnerships. Net income (loss) is allocated to other strategic distribution partners with whom we have established joint ventures based on the respective ownership percentages and based on the activity of certain membership interests. Net income of $7.5 million and $4.6 million for the three months ended March 31, 2023 and 2022, respectively, was allocated based on ownership percentages of the strategic distribution partners and the activity of those membership interests.
The change over the comparative period is a result of the respective change in income before taxes and weighted average daily ownership. The weighted average daily ownership for the non-controlling AOG unitholders decreased from 40.5% for the three months ended March 31, 2022 to 39.9% for the three months ended March 31, 2023.

Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Expenses of the Consolidated Funds	$(7,852)	$(4,513)	$(3,339)	(74)%
Net realized and unrealized gains on investments of Consolidated Funds	10,700	15,968	(5,268)	(33)
Interest and other income of Consolidated Funds	222,938	120,290	102,648	85
Interest expense of Consolidated Funds	(156,687)	(74,013)	(82,674)	(112)
Income before taxes	69,099	57,732	11,367	20
Income tax expense of Consolidated Funds	(478)	(25)	(453)	NM
Net income	68,621	57,707	10,914	19
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	32,688	22,446	10,242	46
Less: Other income (expense), net attributable to Ares Management Corporation eliminated upon consolidation (loss)	9,583	(12,121)	21,704	NM
General, administrative and other expense attributable to Ares Management Corporation eliminated upon consolidation	343	—	(343)	NM
Net income attributable to non-controlling interests in Consolidated Funds	$26,693	$47,382	(20,689)	(44)

The results of operations of the Consolidated Funds primarily represents activity from certain CLOs that we are deemed to control. Expenses primarily reflect professional service fees that were incurred as a result of debt issuance costs related to the issuance of new, refinanced or restructured CLOs. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Condensed Consolidated Statements of Financial Condition. As of March 31, 2023 and March 31, 2022, we consolidated 25 and 23 CLOs, respectively. The increase in expenses for the three months ended March 31, 2023 compared to the same period in 2022 was driven by higher professional service fees incurred by AAC in connection with a potential business combination. The lower net realized and unrealized gains on investments over the comparative periods was primarily driven by the decline in value of certain investments from an Asian corporate private equity fund. The increases in interest and other income and interest expense were primarily attributable to the impact from rising interest rates on our consolidated CLOs. Interest and other income and interest expense also increased due to two consolidated CLOs that were launched subsequent to the first quarter of 2022. The CSLLI returned 3.1% for the first quarter of 2023 compared to a negative return of 0.1% for the first quarter of 2022.
Revenues, other income (expense), net and general, administrative and other expense attributable to AMC represents management fees, incentive fees, principal investment income, administrative, transaction and other fees and general, administrative and other expense that are attributable to AMC’s proportional share of the results of the Consolidated Funds that is eliminated from the respective components of AMC’s results upon consolidation. The increase in revenues attributable to AMC for the three months ended March 31, 2023 compared to the same period in 2022 was primarily attributable to higher principal investment income and carried interest allocation from a fund invested in insurance companies.

Other income (expense), net attributable to AMC for the three months ended March 31, 2023 and 2022 was primarily attributable to unrealized gains and losses on our investment in AAC that were recognized during each period.

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

Non-GAAP Financial Measures
We use the following non-GAAP measures to make operating decisions, assess performance and allocate resources:
•Fee Related Earnings (“FRE”)
•Realized Income (“RI”)
These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. We operate through our distinct operating segments. On March 31, 2023, we executed the SSG Buyout. We rebranded Ares SSG as Ares Asia and the Ares SSG credit business, including the Asian special situations, Asian secured lending and APAC direct lending strategies, as Asia credit. Asia credit has been reclassified effective January 1, 2023 and is now presented within the Credit Group. In connection with this reclassification, we will no longer use Strategic Initiatives to describe all other operating segments, instead reporting the collective results as Other. Historical periods have been modified to conform to the current period presentation. The following table sets forth FRE and RI by reportable segment and OMG ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Fee Related Earnings:
Credit Group	$277,309	$206,704	$70,605	34%
Private Equity Group	23,454	20,400	3,054	15
Real Assets Group	53,662	39,437	14,225	36
Secondaries Group	25,430	29,786	(4,356)	(15)
Other	1,281	(82)	1,363	NM
Operations Management Group	(126,499)	(90,575)	(35,924)	(40)
Fee Related Earnings	$254,637	$205,670	48,967	24
Realized Income:
Credit Group	$278,009	$212,162	$65,847	31%
Private Equity Group	23,932	20,558	3,374	16
Real Assets Group	52,143	55,362	(3,219)	(6)
Secondaries Group	24,350	29,965	(5,615)	(19)
Other	2,475	(5,004)	7,479	NM
Operations Management Group	(126,617)	(91,026)	(35,591)	(39)
Realized Income	$254,292	$222,017	32,275	15

Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported within the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and OMG ($ in thousands):

	Three months ended March 31,
	2023	2022
Income before taxes	$241,122	$161,309
Adjustments:
Depreciation and amortization expense	45,659	38,126
Equity compensation expense	68,704	53,017
Acquisition-related compensation expense(1)	642	48,001
Acquisition and merger-related expense	4,955	9,042
Placement fee adjustment	(3,232)	(693)
Other expense, net	91	1,981
Net income of non-controlling interests in consolidated subsidiaries	(5,671)	(4,989)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(27,171)	(47,407)
Total performance income—unrealized	(127,713)	(133,532)
Total performance related compensation—unrealized	85,150	91,198
Total net investment (income) loss—unrealized	(28,244)	5,964
Realized Income	254,292	222,017
Total performance income—realized	(31,136)	(43,868)
Total performance related compensation—realized	23,859	28,575
Total investment (income) loss—realized	7,622	(1,054)
Fee Related Earnings	$254,637	$205,670

(1)Represents earnouts in connection with the Landmark Acquisition, the Black Creek Acquisition and the Infrastructure Debt Acquisition that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Condensed Consolidated Statements of Operations.

For the specific components and calculations of these non-GAAP measures, as well as additional reconciliations to the most comparable measures in accordance with GAAP, see “Note 13. Segment Reporting” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Discussed below are our results of operations for our reportable segments and OMG.

Results of Operations by Segment

Credit Group—Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Fee Related Earnings:
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Management fees	$405,650	$317,489	$88,161	28%
Fee related performance revenues	600	12,353	(11,753)	(95)
Other fees	8,870	5,766	3,104	54
Compensation and benefits	(116,216)	(110,711)	(5,505)	(5)
General, administrative and other expenses	(21,595)	(18,193)	(3,402)	(19)
Fee Related Earnings	$277,309	$206,704	70,605	34

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$405.7
$0.7
$3.1
$26.5
$83.4
$292.0
$317.5
$4.7
$23.6
$50.6
$238.6
Q1 2023
Q1 2022

	Q1 2023	Q1 2022
Effective management fee rate	1.06%	1.01%
Part I Fees' contribution	0.22%	0.16%

Fees from funds in existence in both periods
Part I Fees
Fees from CLOs
Fees from funds launched subsequent to Q1 2022
Fees from funds dissolved prior to Q1 2023
One-time fees

Management fees on existing funds increased primarily from deployment of capital with Pathfinder, our open-end core alternative credit fund, ACE V, PCS II and Ares Senior Direct Lending Fund II, L.P. (“SDL II”) collectively generating additional fees of $30.8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Management fees from ARCC, excluding Part I Fees described below, increased by $6.0 million for the three months ended March 31, 2023, primarily due to an increase in the average size of ARCC’s portfolio. The remaining increase in management fees from funds in existence in both periods was primarily driven by deployment of capital in other direct lending funds and SMAs. Management fees from CLOs also increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to the net addition of eight CLOs subsequent to March 31, 2022.

Part I Fees increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in the average size of their portfolios as well as the impact of rising interest rates, given their primarily floating-rate loan portfolios.

The increase in effective management fee rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by the increase in Part I Fees contribution to the effective management fee rate and deployment in ACE V, which has a higher effective management fee rate than the Credit Group’s average effective management fee rate.

Fee Related Performance Revenues. We expect the majority of our fee related performance revenues to be recognized in the fourth quarter in connection with the typical measurement period end date of each applicable fund’s performance against the annual performance hurdles. The decrease for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to timing of incentive fees recognized from direct lending funds once the associated performance conditions were met and the fees were no longer subject to reversal.

Other Fees. The increase in other fees for the three months ended March 31, 2023 compared to the same period in 2022 was primarily driven by (i) higher transaction fees, which generally represents fees from a portion of the loan origination income generated from certain affiliated credit funds, of $2.0 million and (ii) higher administrative service fees of $1.1 million earned from certain private funds that pay on invested capital, driven by additional deployment.

Compensation and Benefits. The increase in compensation and benefits was primarily driven by (i) higher Part I Fees compensation of $19.7 million for the three months ended March 31, 2023 compared to the same period in 2022 and (ii) increase in salary expense of $3.1 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily attributable to headcount growth to support the expansion of our business. The increase in compensation and benefits for the three months ended March 31, 2023 compared to the same period in 2022 was partially offset by (i) lower fee related performance compensation of $7.8 million in correspondence with the decrease in fee related performance revenues, (ii) a decrease in payroll related taxes of $4.3 million from the same period in 2022, primarily attributable to fewer restricted units vesting during 2023 and (iii) lower incentive-based compensation that we believe will increase throughout the year and exceed prior year levels.

Average headcount for the quarter-to-date period increased by 15% to 545 investment and investment support professionals for the 2023 period from 473 professionals for the same period in 2022 as we continued to add professionals to support our growing U.S. and European direct lending, alternative credit and Asia credit platforms.

General, Administrative and Other Expenses. Travel and marketing collectively increased by $1.8 million for the three months ended March 31, 2023 compared to the same period in 2022, as marketing efforts continued to increase driven by more investor meetings and events. Certain expenses, primarily the occupancy costs, information technology and information services, have also increased by $1.8 million for the three months ended March 31, 2023 compared to the same period in 2022, to support headcount growth and our expanding credit platform.

Realized Income:
The following table presents the components of the Credit Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Fee Related Earnings	$277,309	$206,704	$70,605	34%
Performance income—realized	6,593	7,363	(770)	(10)
Performance related compensation—realized	(4,997)	(4,580)	(417)	(9)
Realized net performance income	1,596	2,783	(1,187)	(43)
Investment income—realized	506	415	91	22
Interest and other investment income—realized	6,418	5,728	690	12
Interest expense	(7,820)	(3,468)	(4,352)	(125)
Realized net investment income (loss)	(896)	2,675	(3,571)	NM
Realized Income	$278,009	$212,162	65,847	31

Realized net performance income was primarily attributable to distributions from a U.S. direct lending fund and a European direct lending fund for three months ended March 31, 2023. Realized net performance income for the three months ended March 31, 2022 was primarily attributable to distributions from two European direct lending funds and incentive fees on one alternative credit fund.
Realized net investment loss for the three months ended March 31, 2023 largely represents interest expense exceeding net investment and other income during the period. Interest expense, which is allocated based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to rising SOFR rates and a higher average outstanding balance of the Credit Facility. The activity for the three months ended March 31, 2023 and 2022 included realized net investment income attributable to interest income generated from our CLO investments and income recognized in connection with distributions from a commercial finance fund.
Credit Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of March 31, 2023			As of December 31, 2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACE III	$110,062	$66,038	$44,024	$100,774	$60,465	$40,309
ACE IV	191,834	118,937	72,897	168,204	104,286	63,918
ACE V	158,398	95,038	63,360	115,969	69,581	46,388
PCS I	112,984	66,765	46,219	98,143	57,994	40,149
Pathfinder	92,328	78,478	13,850	88,879	75,547	13,332
Other credit funds	110,968	63,806	47,162	93,640	52,482	41,158
Total Credit Group	$776,574	$489,062	$287,512	$665,609	$420,355	$245,254

The following table presents the change in accrued performance income for the Credit Group ($ in thousands):

		As of December 31, 2022	Activity during the period			As of March 31, 2023
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
ACE III	European	$100,774	$9,288	$—	$—	$110,062
ACE IV	European	168,204	24,035	(405)	—	191,834
ACE V	European	115,969	44,839	(2,410)	—	158,398
PCS I	European	98,143	14,619	—	222	112,984
Pathfinder	European	88,879	3,449	—	—	92,328
Other credit funds	European	91,997	19,579	(1,757)	48	109,867
Other credit funds	American	1,643	842	(1,327)	(57)	1,101
Total accrued carried interest		665,609	116,651	(5,899)	213	776,574
Other credit funds	Incentive	—	694	(694)	—	—
Total Credit Group		$665,609	$117,345	$(6,593)	$213	$776,574

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Other(1)	Total Credit Group
Balance at 12/31/2022	$43,864	$21,363	$98,327	$50,642	$11,383	$—	$225,579
Net new par/equity commitments	405	3,104	1,776	4,324	—	250	9,859
Net new debt commitments	466	—	740	217	—	—	1,423
Capital reductions	(62)	—	(838)	(1,181)	—	—	(2,081)
Distributions	(143)	(251)	(704)	(397)	(35)	—	(1,530)
Redemptions	(545)	(739)	(92)	—	—	—	(1,376)
Change in fund value	511	340	1,003	1,429	(14)	—	3,269
Balance at 3/31/2023	$44,496	$23,817	$100,212	$55,034	$11,334	$250	$235,143

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Other	Total Credit Group
Balance at 12/31/2021	$40,335	$17,424	$85,849	$49,102	$8,695	$—	$201,405
Net new par/equity commitments	979	1,588	1,526	66	1,232	—	5,391
Net new debt commitments	1,010	—	1,330	—	—	—	2,340
Capital reductions	(73)	—	(324)	—	(5)	—	(402)
Distributions	(20)	(145)	(562)	(276)	(162)	—	(1,165)
Redemptions	(172)	(203)	(35)	—	—	—	(410)
Change in fund value	(444)	(70)	613	(575)	23	—	(453)
Balance at 3/31/2022	$41,615	$18,594	$88,397	$48,317	$9,783	$—	$206,706

(1) Activity within Other represents equity commitments to the platform that have not yet been allocated to an investment strategy.
The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $235.1	AUM: $206.7

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $14.6 billion and $12.0 billion of AUM of funds from which we indirectly earn management fees as of March 31, 2023 and 2022, respectively, and includes $1.3 billion and $1.2 billion of non-fee paying AUM based on our general partner commitment as of March 31, 2023 and 2022, respectively.

Credit Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Total Credit Group
Balance at 12/31/2022	$42,191	$15,904	$57,568	$29,561	$6,051	$151,275
Commitments	419	840	641	—	—	1,900
Deployment/subscriptions/increase in leverage	254	987	1,415	1,359	266	4,281
Capital reductions	(62)	—	(1,279)	(3)	(189)	(1,533)
Distributions	(105)	(882)	(738)	(40)	(374)	(2,139)
Redemptions	(544)	(656)	(92)	(85)	—	(1,377)
Change in fund value	479	68	384	414	(3)	1,342
Balance at 3/31/2023	$42,632	$16,261	$57,899	$31,206	$5,751	$153,749

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Total Credit Group
Balance at 12/31/2021	$38,673	$8,742	$46,128	$23,847	$4,720	$122,110
Commitments	991	286	973	—	1,472	3,722
Deployment/subscriptions/increase in leverage	6	2,454	2,473	1,986	455	7,374
Capital reductions	(73)	(11)	(1,344)	(1,157)	(11)	(2,596)
Distributions	(25)	(223)	(1,216)	(237)	(256)	(1,957)
Redemptions	(168)	(147)	(35)	(46)	—	(396)
Change in fund value	(361)	14	208	(302)	(119)	(560)
Change in fee basis	—	—	—	—	(836)	(836)
Balance at 3/31/2022	$39,043	$11,115	$47,187	$24,091	$5,425	$126,861

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $153.7	FPAUM: $126.9

Invested capital	Market value(1)	Collateral balances (at par)	Capital commitments

(1)Includes $30.9 billion and $27.3 billion from funds that primarily invest in illiquid strategies as of March 31, 2023 and 2022, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of March 31, 2023
ARCC contributed approximately 38% of the Credit Group’s total management fees for the three months ended March 31, 2023. In addition, eight other significant funds, CADC, SDL I, ACE IV, ACE V, PCS II, Pathfinder, SDL II and our open-ended core alternative credit fund, collectively contributed approximately 28% of the Credit Group’s management fees for the three months ended March 31, 2023.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of March 31, 2023 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Quarter-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
ARCC(2)	2004	$25,720	N/A	2.9	N/A	11.8	U.S. Direct Lending
CADC(3)	2017	4,373	N/A	2.8	N/A	5.4	U.S. Direct Lending

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

The following table presents the performance data of our significant drawdown funds as of March 31, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investment
SDL I Unlevered	2018	$5,168	$922	$872	$224	$765	$989	1.2x	1.2x	8.3	6.3	U.S. Direct Lending
SDL I Levered			2,045	2,022	716	1,781	2,497	1.3x	1.2x	14.9	10.8
ACE IV Unlevered(7)	2018	10,208	2,851	2,265	564	2,176	2,740	1.3x	1.2x	8.5	6.1	European Direct Lending
ACE IV Levered(7)			4,819	3,848	1,230	3,838	5,068	1.4x	1.3x	12.4	9.1
Funds Deploying Capital
ACE V Unlevered(8)	2020	16,846	7,026	5,101	216	5,320	5,536	1.1x	1.1x	11.7	8.6	European Direct Lending
ACE V Levered(8)			6,376	4,642	314	4,945	5,259	1.2x	1.1x	18.9	13.2
PCS II	2020	5,291	5,114	3,170	99	3,111	3,210	1.0x	1.0x	3.3	1.1	U.S. Direct Lending
Pathfinder	2020	4,026	3,683	2,246	140	2,479	2,619	1.2x	1.2x	18.7	13.3	Alternative Credit
SDL II Unlevered	2021	13,751	1,989	995	47	1,006	1,053	1.1x	1.1x	10.3	7.6	U.S. Direct Lending
SDL II Levered			6,047	2,778	246	2,804	3,050	1.1x	1.1x	18.1	13.0
Open-ended core alternative credit fund(9)	2021	3,509	3,479	2,213	100	2,241	2,341	1.1x	1.1x	9.8	7.1	Alternative Credit

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
(7)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately The gross and net IRR for ACE IV (G) Unlevered are 10.0% and 7.3%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE IV (G) Levered are 13.7% and 9.9%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.5x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered, and two feeder funds: ACE V (D) Levered and ACE V (Y) Unlevered. ACE V (E) Levered includes the ACE V (D) Levered feeder fund and ACE V (E) Unlevered includes the ACE V (Y) Unlevered feeder fund. The gross and net IRR and gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Levered exclude the ACE V (D) Levered feeder fund and metrics for ACE V (E) Unlevered exclude the ACE V (Y) Unlevered feeder fund. The gross and net IRR for ACE V (G) Unlevered are 13.9% and 10.2%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE V (G) Levered are 19.5% and 13.9%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE V (D) Levered are 17.6% and 12.7%, respectively. The gross and net MoIC for ACE V (D) Levered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE V (Y) Unlevered are 12.1% and 8.7%, respectively. The gross and net MoIC for ACE V (Y) Unlevered are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)Performance for the open-ended core alternative credit fund, a perpetual capital vehicle, is presented as a drawdown fund as investor commitments to the fund are drawn sequentially in order of closing date, typically over a period of approximately 12 to 18 months. The fund is made up of a Class M (“Main Class”) and a Class C (“Constrained Class”). The Main Class includes investors electing to participate in all investments and the Constrained Class includes investors electing to be excluded from exposure to liquid investments. The gross and net IRR and gross and net MoIC presented in the table are for the Main Class. The gross and net IRRs for the Constrained Class are 9.7% and 7.0%, respectively. The gross and net MoIC for the Constrained Class are 1.1x and 1.1.x, respectively.

Private Equity Group—Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Fee Related Earnings:
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Management fees	$54,657	$45,957	$8,700	19%
Other fees	673	297	376	127
Compensation and benefits	(22,310)	(19,566)	(2,744)	(14)
General, administrative and other expenses	(9,566)	(6,288)	(3,278)	(52)
Fee Related Earnings	$23,454	$20,400	3,054	15

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):
Management fees increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily driven by deployment in Ares Special Opportunities Fund II, L.P. (“ASOF II”), which contributed $11.2 million to the increase in management fees. Management fees from ACOF IV decreased by $1.5 million for the three months ended March 31, 2023 compared to three months ended March 31, 2022 as the fund stopped paying fees during the fourth quarter of 2022.

The increase in effective management fee rate for the three months ended March 31, 2023 compared to the same period in 2022 was primarily driven by deployment of capital in ASOF II, which has a higher effective management fee rate than the Private Equity Group’s average effective management fee rate.

Compensation and Benefits. The increase in compensation and benefits was primarily driven by non-recurring payments of $2.0 million during the three months ended March 31, 2023 compared to the same period in 2022. The increase in compensation and benefits was also driven by headcount growth as we added professionals to support our growing special opportunities platform. Average headcount for the quarter-to-date period increased by 11% to 128 investment and investment support professionals for the 2023 period from 115 professionals for the same period in 2022.

General, Administrative and Other Expenses. Travel and marketing collectively increased by $1.0 million for the three months ended March 31, 2023 compared to the same period in 2022 due to the timing of annual marketing events that occurred during the three months ended March 31, 2023 but were held in the second quarter in the previous year. In connection with our fundraising efforts, amortization of placement fees increased by $1.1 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily driven by the amortization of new commitments to ASOF II and ACOF VI subsequent to the first quarter of 2022.

Realized Income:
The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Fee Related Earnings	$23,454	$20,400	$3,054	15%
Performance income—realized	18,457	2,212	16,245	NM
Performance related compensation—realized	(15,104)	(1,786)	(13,318)	NM
Realized net performance income	3,353	426	2,927	NM
Investment income—realized	879	1,603	(724)	(45)
Interest and other investment income—realized	1,861	1,502	359	24
Interest expense	(5,615)	(3,373)	(2,242)	(66)
Realized net investment loss	(2,875)	(268)	(2,607)	NM
Realized Income	$23,932	$20,558	3,374	16
Realized net performance income for the three months ended March 31, 2023 was primarily attributable to realized gains from the partial sale of ACOF IV’s investment in AZEK.
Realized net investment loss for the three months ended March 31, 2023 and 2022 largely represents interest expense exceeding net gains during these periods. Interest expense, which is allocated based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to rising SOFR rates and a higher average outstanding balance of the Credit Facility.
Private Equity Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in thousands):

	As of March 31, 2023			As of December 31, 2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF IV	$264,974	$211,979	$52,995	$282,624	$226,099	$56,525
ACOF V	706,500	565,199	141,301	742,962	594,369	148,593
ACOF VI	157,279	125,823	31,456	147,185	117,748	29,437
ASOF I	350,961	245,672	105,289	326,471	228,529	97,942
Other funds	162,014	113,988	48,026	108,997	75,583	33,414
Total Private Equity Group	$1,641,728	$1,262,661	$379,067	$1,608,239	$1,242,328	$365,911

The following table presents the change in accrued carried interest for the Private Equity Group ($ in thousands):

		As of December 31, 2022	Activity during the period			As of March 31, 2023
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Other Adjustments	Accrued Carried Interest
ACOF IV	American	$282,624	$(264)	$(17,386)	$—	$264,974
ACOF V	American	742,962	(36,462)	—	—	706,500
ACOF VI	American	147,185	10,094	—	—	157,279
ASOF I	European	326,471	25,307	(817)	—	350,961
Other funds	European	92,509	51,618	(254)	3,782	147,655
Other funds	American	16,488	(2,129)	—	—	14,359
Total Private Equity Group		$1,608,239	$48,164	$(18,457)	$3,782	$1,641,728

Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2022	$21,029	$13,720	$34,749
Net new par/equity commitments	50	—	50
Capital reductions	(3)	—	(3)
Distributions	(266)	(61)	(327)
Change in fund value	(154)	332	178
Balance at 3/31/2023	$20,656	$13,991	$34,647

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2021	$21,639	$11,765	$33,404
Net new par/equity commitments	—	570	570
Capital reductions	(3)	—	(3)
Distributions	(285)	(98)	(383)
Change in fund value	(145)	122	(23)
Balance at 3/31/2022	$21,206	$12,359	$33,565

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $34.6	AUM: $33.6

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.3 billion of non-fee paying AUM based on our general partner commitment as of March 31, 2023 and 2022.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2022	$11,281	$7,166	$18,447
Deployment/subscriptions/increase in leverage	—	703	703
Distributions	—	(400)	(400)
Balance at 3/31/2023	$11,281	$7,469	$18,750

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2021	$12,473	$4,216	$16,689
Deployment/subscriptions/increase in leverage	17	98	115
Distributions	(87)	(359)	(446)
Change in fee basis	(217)	—	(217)
Balance at 3/31/2022	$12,186	$3,955	$16,141

The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $18.8	FPAUM: $16.1

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of March 31, 2023

Four significant funds, ACOF V, ASOF I, ACOF VI and ASOF II, collectively contributed approximately 88% of the Private Equity Group’s management fees for the three months ended March 31, 2023.

The following table presents the performance data of our significant drawdown funds as of March 31, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
ACOF V	2017	$9,014	$7,850	$7,415	$3,428	$8,308	$11,736	1.6x	1.4x	13.8	9.4	Corporate Private Equity
Funds Deploying Capital
ASOF I	2019	5,626	3,518	5,390	3,641	4,154	7,795	1.7x	1.6x	30.0	23.2	Special Opportunities
ACOF VI	2020	6,531	5,743	4,283	358	5,048	5,406	1.2x	1.2x	23.1	16.0	Corporate Private Equity
ASOF II	2021	6,977	7,128	3,986	466	3,464	3,930	1.0x	0.9x	NM	NM	Special Opportunities

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
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 9.5% for ACOF V and 14.6% for ACOF VI.

Real Assets Group—Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Fee Related Earnings:
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Management fees	$97,470	$72,487	$24,983	34%
Fee related performance revenues	—	358	(358)	(100)
Other fees	6,462	7,866	(1,404)	(18)
Compensation and benefits	(37,986)	(33,637)	(4,349)	(13)
General, administrative and other expenses	(12,284)	(7,637)	(4,647)	(61)
Fee Related Earnings	$53,662	$39,437	14,225	36
Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

$97.5
$3.7
$6.0
$11.0
$76.8
$72.5
$1.2
$0.3
$5.0
$66.0
Q1 2023
Q1 2022
Effective management fee rate
0.91%
0.88%
Fees from funds in existence in both periods
Fees from infrastructure debt funds
Fees from funds launched subsequent to Q1 2022
Fees from funds dissolved prior to Q1 2023
One-time fees

Management fees from Ares Real Estate Income Trust, Inc. (“AREIT”) and Ares Industrial Real Estate Income Trust, Inc. (“AIREIT”) collectively increased by $8.0 million due to additional capital raised in these funds. Management fees from Infrastructure Debt Fund IV (“IDF IV”) and IDF V collectively increased by $5.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to fees earned for the full period following the close of the Infrastructure Debt Acquisition on February 10, 2022 and deployment within IDF V. Excluding one-time catch-up fees of $0.2 million for the three months ended March 31, 2023, management fees from our sixth European real estate equity fund increased by $2.5 million for the three months ended March 31, 2023 compared to the same period in 2022. Excluding one-time catch-up fees of $0.3 million for the three months ended March 31, 2022, management fees from Ares U.S. Real Estate Fund X, L.P. (“US X”) increased by $3.1 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase in management fees over the comparative periods from our sixth European real estate equity fund and US X was driven by new commitments to those funds. Excluding one-time catch-up fees of $0.2 million, the launch of our fourth U.S. opportunistic real estate equity fund contributed $1.9 million to the increase in management fees for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Our most recent real estate equity funds pay a fee on committed capital that increases once that capital is invested. Management fees for the three months ended March 31, 2023 also included one-time make-whole termination fees of $3.3 million driven by the early termination of the advisory agreements of two U.S. real estate equity funds, which resulted in the acceleration of contractual management fees.

The increase in effective management fee rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to additional capital raised in our non-traded REITs, which have effective management fee rates between 1.10% and 1.25%.
Other Fees. The decrease in other fees for the three months ended March 31, 2023 compared to the same period in 2022 primarily resulted from a $1.0 million decrease in program administration fees, which are advisory services fees resulting from the management and creation of our 1031 exchange program that is used by our non-traded REITs.
Compensation and Benefits. The increase in compensation and benefits was primarily driven by headcount growth to support the expansion of our business as we added professionals to our growing U.S. real estate equity and infrastructure debt platforms. Average headcount for the quarter-to-date period increased by 25% to 347 investment and investment support professionals for three months ended March 31, 2023 from 278 professionals for the same period in 2022. The increase in compensation and benefits was partially offset by lower incentive-based compensation that we believe will increase throughout the year and exceed prior year levels.
General, Administrative and Other Expenses. Travel and marketing collectively increased by $1.6 million for the three months ended March 31, 2023 compared to the same period in 2022, driven by continued increase in marketing and communication efforts driven by more meetings and events with an expanding group of investors. In connection with our fundraising efforts, amortization of placement fees increased by $0.9 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily attributable to new commitments to US X and IDF V. Certain expenses, primarily the occupancy costs, information technology and information services, have also increased by $1.0 million for the three months ended March 31, 2023 compared to the same period in 2022, to support the expanding platform. Expenses for the three months ended March 31, 2023 also reflect the full period following the Infrastructure Debt Acquisition.

Realized Income:
The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Fee Related Earnings	$53,662	$39,437	$14,225	36%
Performance income—realized	6,086	34,293	(28,207)	(82)
Performance related compensation—realized	(3,758)	(22,209)	18,451	83
Realized net performance income	2,328	12,084	(9,756)	(81)
Investment income (loss)—realized	(1,772)	3,453	(5,225)	NM
Interest and other investment income—realized	1,821	2,777	(956)	(34)
Interest expense	(3,896)	(2,389)	(1,507)	(63)
Realized net investment income (loss)	(3,847)	3,841	(7,688)	NM
Realized Income	$52,143	$55,362	(3,219)	(6)

Realized net performance income for the three months ended March 31, 2023 was primarily attributable to incentive fees from an open-ended industrial real estate fund.

Realized net investment loss for the three months ended March 31, 2023 largely represents interest expense exceeding net gains during the period. Interest expense, which is allocated based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to rising SOFR rates and a higher average outstanding balance of the Credit Facility. Realized net investment loss for the three months ended March 31, 2023 also included realized losses recognized from a real estate debt vehicle, driven by interest expense with no associated investment income during the period. The activity for the three months ended March 31, 2023 was partially offset by distributions of net investment income from an infrastructure opportunities and an infrastructure debt vehicle.

Realized net performance income and realized net investment income for the three months ended March 31, 2022 were primarily attributable to distributions from US VIII, driven by sales of investments in two multifamily properties. Realized net investment income for the three months ended March 31, 2022 also included operating income recognized from a real estate debt vehicle.
Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of March 31, 2023			As of December 31, 2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US VIII	$33,796	$21,629	$12,167	$36,822	$23,566	$13,256
US IX	83,763	51,933	31,830	86,905	53,881	33,024
EF IV	61,464	36,879	24,585	61,791	37,075	24,716
AREOF III	42,610	25,566	17,044	41,463	24,878	16,585
EIF V	86,586	64,723	21,863	94,398	70,562	23,836
Other real assets funds	170,613	108,842	61,771	165,972	104,140	61,832
Total Real Assets Group	$478,832	$309,572	$169,260	$492,868	$317,964	$174,904

The following table presents the change in accrued performance income for the Real Assets Group ($ in thousands):

		As of December 31, 2022	Activity during the period			As of March 31, 2023
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US VIII	European	$36,822	$(1,416)	$(1,610)	$—	$33,796
US IX	European	86,905	(3,142)	—	—	83,763
EF IV	American	61,791	(327)	—	—	61,464
AREOF III	European	41,463	1,147	—	—	42,610
EIF V	European	94,398	(7,812)	—	—	86,586
Other real assets funds	European	114,782	15,332	—	346	130,460
Other real assets funds	American	56,707	(16,554)	—	—	40,153
Total accrued carried interest		492,868	(12,772)	(1,610)	346	478,832
Other real assets funds	Incentive	—	4,476	(4,476)	—	—
Total Real Assets Group		$492,868	$(8,296)	$(6,086)	$346	$478,832

Real Assets Group—Assets Under Management
The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$31,460	$8,561	$11,161	$5,194	$9,685	$66,061
Net new par/equity commitments	588	15	162	—	—	765
Capital reductions	(245)	—	(158)	—	—	(403)
Distributions	(1,508)	(14)	(62)	(17)	(62)	(1,663)
Redemptions	(256)	—	(282)	—	—	(538)
Change in fund value	(201)	(29)	5	(2)	119	(108)
Balance at 3/31/2023	$29,838	$8,533	$10,826	$5,175	$9,742	$64,114

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$24,677	$6,827	$9,659	$4,756	$—	$45,919
Acquisitions	—	—	—	—	8,184	8,184
Net new par/equity commitments	1,598	1,183	227	—	50	3,058
Net new debt commitments	705	—	400	—	—	1,105
Capital reductions	(234)	—	(28)	—	—	(262)
Distributions	(750)	(308)	(47)	(23)	—	(1,128)
Redemptions	(91)	—	(45)	—	—	(136)
Change in fund value	2,056	(19)	59	(309)	—	1,787
Balance at 3/31/2022	$27,961	$7,683	$10,225	$4,424	$8,234	$58,527

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $64.1	AUM: $58.5

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.6 billion and $0.5 billion of non-fee paying AUM based on our general partner commitment as of March 31, 2023 and 2022, respectively.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$21,788	$5,634	$3,691	$4,524	$5,970	$41,607
Commitments	581	15	—	—	—	596
Deployment/subscriptions/increase in leverage	19	18	39	46	99	221
Capital reductions	(245)	—	(34)	—	—	(279)
Distributions	(396)	(55)	(63)	—	(118)	(632)
Redemptions	(256)	—	(282)	—	—	(538)
Change in fund value	(191)	73	14	—	57	(47)
Balance at 3/31/2023	$21,300	$5,685	$3,365	$4,570	$6,008	$40,928

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$15,687	$4,916	$3,516	$4,496	$—	$28,615
Acquisitions	—	—	—	—	4,855	4,855
Commitments	1,026	1,155	3	—	—	2,184
Deployment/subscriptions/increase in leverage	355	94	369	48	43	909
Distributions	(416)	(208)	(46)	(221)	—	(891)
Redemptions	(91)	—	(47)	—	—	(138)
Change in fund value	1,484	(126)	60	—	—	1,418
Change in fee basis	(6)	(819)	—	—	—	(825)
Balance at 3/31/2022	$18,039	$5,012	$3,855	$4,323	$4,898	$36,127
The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $40.9	FPAUM: $36.1

Market value(1)	Invested capital/other(2)	Capital commitments

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.
(2)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.

Real Assets Group—Fund Performance Metrics as of March 31, 2023

Four significant funds, AIREIT, AREIT, IDF IV and an open-ended industrial real estate fund, collectively contributed approximately 41% of the Real Assets Group’s management fees for the three months ended March 31, 2023.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Assets Group as of March 31, 2023 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Quarter-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
AREIT(2)	2012	$5,181	N/A	(1.1)	N/A	7.6	U.S. Real Estate Equity
AIREIT(3)	2017	8,316	N/A	(0.9)	N/A	13.2	U.S. Real Estate Equity
Open-ended industrial real estate fund(4)	2017	5,370	(2.6)	(2.4)	24.4	20.0	U.S. Real Estate Equity

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

The following table presents the performance data of our significant drawdown fund as of March 31, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
IDF IV(7)	2018	$3,621	$4,012	$4,440	$1,708	$3,405	$5,113	1.2x	1.2x	9.1	6.8	Infrastructure Debt

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
(7)IDF IV is made up of U.S. Dollar hedged, U.S. Dollar unhedged, Euro unhedged, Yen hedged parallel funds and a single investor U.S. Dollar parallel fund. The gross and net IRR and MoIC presented in the table are for the U.S. Dollar hedged parallel fund. The gross and net IRR for the U.S. Dollar unhedged parallel fund are 8.2% and 5.9%, respectively. The gross and net MoIC for the U.S. Dollar unhedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the Euro unhedged parallel fund are 9.2% and 6.8%, respectively. The gross and net MoIC for the Euro unhedged parallel fund are 1.2x and 1.2x, respectively. The gross and net IRR for the Yen hedged parallel fund are 7.7% and 5.4%, respectively. The gross and net MoIC for the Yen hedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the single investor U.S. Dollar parallel fund are 7.6% and 5.4%, respectively. The gross and net MoIC for the single investor U.S. Dollar parallel fund are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for IDF IV are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Secondaries Group—Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Fee Related Earnings:

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
($ in thousands)	2023	2022	$ Change	% Change
Management fees	$39,863	$44,504	$(4,641)	(10)%
Fee related performance revenues	3,271	—	3,271	NM
Compensation and benefits	(13,412)	(11,640)	(1,772)	(15)
General, administrative and other expenses	(4,292)	(3,078)	(1,214)	(39)
Fee Related Earnings	$25,430	$29,786	(4,356)	(15)

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):
Management fees from Landmark Equity Partners XV, L.P. (“LEP XV”) and LREP VIII decreased by $3.7 million and $1.6 million, respectively, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was due to the changes in fee base of both funds to reported value, which largely reflects the NAV of each funds’ limited partnership interests, from called capital plus unfunded commitments for LEP XV and from committed capital for LREP VIII. The decrease was partially offset by management fees from new commitments to our ninth real estate secondaries fund that generated additional fees of $1.3 million, excluding one-time catch-up fees from both periods. Excluding one-time catch-up fees of $1.5 million for the three months ended March 31, 2022, management fees from Landmark Equity Partners XVII, L.P. (“LEP XVII”) increased by $0.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to new commitments.

The decrease in effective management fee rate for the three months ended March 31, 2023 compared to the same period in 2022 was primarily driven by APMF, which launched subsequent to March 31, 2022, as we contractually agreed to reduce the management fee rate to 0.25% until March 31, 2023, after which the management fee rate will increase to 1.40%.
Fee Related Performance Revenues. Fee related performance revenues reflects incentive fees recognized from APMF for the three months ended March 31, 2023. Incentive fees from APMF are calculated based on 12.5% of its investment return each quarter, including income and net appreciation, subject to certain net loss carry-forward provisions.
Compensation and Benefits. The increase in compensation and benefits for the three months ended March 31, 2023 compared to the same period in 2022 was primarily driven by (i) higher fee related performance compensation of $2.0 million and (ii) increase in salaries and benefits, primarily attributable to headcount growth to support the expansion of our business. Average headcount for the quarter-to-date period increased by 5% to 100 investment and investment support professionals for the three months ended March 31, 2023 from 95 professionals for the same period in 2022. The increase in compensation and benefits was partially offset by the reduction in non-recurring payments.
General, Administrative and Other Expenses. Travel and marketing collectively increased by $0.9 million for the three months ended March 31, 2023 compared to the same period in 2022, as we continued to increase our marketing efforts. Additionally, professional service fees have increased by $0.2 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to recruiting fees to support the expanding platform.

Realized Income:

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
($ in thousands)	2023	2022	$ Change	% Change
Fee Related Earnings	$25,430	$29,786	$(4,356)	(15)%
Interest and other investment income—realized	1,225	644	581	90
Interest expense	(2,305)	(465)	(1,840)	NM
Realized net investment income (loss)	(1,080)	179	(1,259)	NM
Realized Income	$24,350	$29,965	(5,615)	(19)

Realized net investment loss for the three months ended March 31, 2023 largely represents interest expense exceeding realization activity during the period. Interest expense, which is allocated based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to rising SOFR rates and a higher average outstanding balance of the Credit Facility. The three months ended March 31, 2023 also included dividend income received from APMF, while the three months ended March 31, 2022 included dividend income received from a real estate secondaries fund.

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

	As of March 31, 2023			As of December 31, 2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$139,573	$119,335	$20,238	$141,122	$120,659	$20,463
LREP VIII	109,630	94,282	15,348	109,928	94,538	15,390
Other secondaries funds	58,209	49,790	8,419	58,135	49,726	8,409
Total Secondaries Group	$307,412	$263,407	$44,005	$309,185	$264,923	$44,262

The following table presents the change in accrued performance income for the Secondaries Group ($ in thousands):

		As of December 31, 2022	Activity during the period		As of March 31, 2023
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
Accrued Carried Interest
LEP XVI	European	$141,122	$(1,549)	$—	$139,573
LREP VIII	European	109,928	(298)	—	109,630
Other secondaries funds	European	58,135	74	—	58,209
Total Secondaries Group		$309,185	$(1,773)	$—	$307,412

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 12/31/2022	$12,769	$7,552	$1,640	$—	$—	$21,961
Net new par/equity commitments	21	237	—	938	50	1,246
Distributions	(258)	(96)	(70)	—	—	(424)
Change in fund value	138	(26)	(1)	—	—	111
Balance at 3/31/2023	$12,670	$7,667	$1,569	$938	$50	$22,894

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other	Total Secondaries Group
Balance at 12/31/2021	$13,833	$6,662	$1,624	$—	$—	$22,119
Acquisitions	199	—	—	—	—	199
Net new par/equity commitments	168	912	—	—	—	1,080
Distributions	(109)	(420)	(46)	—	—	(575)
Change in fund value	214	376	55	—	—	645
Balance at 3/31/2022	$14,305	$7,530	$1,633	$—	$—	$23,468

(1) Activity within Other represents equity commitments to the platform that have not yet been allocated to an investment strategy.
The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $23.0	AUM: $23.5

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.5 billion and $0.4 billion of non-fee paying AUM based on our general partner commitment as of March 31, 2023 and 2022, respectively.

Secondaries Group—Fee Paying AUM
The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondaries Group
Balance at 12/31/2022	$11,062	$5,313	$1,293	$17,668
Commitments	21	86	—	107
Deployment/subscriptions/increase in leverage	71	32	7	110
Distributions	(43)	(96)	(58)	(197)
Change in fund value	(78)	152	34	108
Change in fee basis	(35)	(14)	—	(49)
Balance at 3/31/2023	$10,998	$5,473	$1,276	$17,747

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondaries Group
Balance at 12/31/2021	$11,787	$5,389	$1,188	$18,364
Acquisitions	131	—	—	131
Commitments	117	580	—	697
Deployment/subscriptions/increase in leverage	57	—	12	69
Distributions	(11)	(417)	(44)	(472)
Change in fund value	(154)	841	51	738
Change in fee basis	(33)	(1,424)	—	(1,457)
Balance at 3/31/2022	$11,894	$4,969	$1,207	$18,070

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $17.8	FPAUM: $18.1

Market value(1)	Capital commitments	Invested capital/other

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondaries Group—Fund Performance Metrics as of March 31, 2023

Two significant funds, LEP XVI and LREP VIII, collectively contributed approximately 44% of the Secondaries Group’s management fees for the three months ended March 31, 2023.
The following table presents the performance data of our significant drawdown funds as of March 31, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
LEP XVI(7)	2016	$4,883	$4,896	$3,203	$1,929	$2,659	$4,588	1.6x	1.4x	34.1	22.9	Private Equity Secondaries
LREP VIII(7)	2016	3,453	3,300	2,182	1,324	1,734	3,058	1.5x	1.4x	26.4	18.5	Real Estate Secondaries

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

Operations Management Group—Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Fee Related Earnings:
The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Other fees	$4,640	$5,876	$(1,236)	(21)%
Compensation and benefits	(84,967)	(64,067)	(20,900)	(33)
General, administrative and other expenses	(46,172)	(32,384)	(13,788)	(43)
Fee Related Earnings	$(126,499)	$(90,575)	(35,924)	(40)

Other Fees. The decrease in other fees for the three months ended March 31, 2023 compared to the same period in 2022 was driven by a $2.6 million decrease in sales-based facilitation fees, which are generated when investors contribute real property through a like-kind 1031 exchange for fund shares. The decrease in other fees was partially offset by net distribution fees that increased by $1.7 million from the prior year comparative period. Net distribution fees represent asset-based fees that are offset by amounts reallowed to participating broker-dealers.
Compensation and Benefits. The increase in compensation and benefits was primarily driven by (i) the expansion of our strategy and relationship management teams to support global fundraising, (ii) the expansion of our business operations teams to support the growth of our business and other strategic initiatives and (iii) higher incentive-based compensation that we believe will increase throughout the year and exceed prior year levels. Average headcount for the quarter-to-date period increased by 25% to 1,415 operations management professionals from 1,136 professionals for the same period in 2022.
Our engagement of a third party subject matter expert to support the reorganization of our income tax compliance function during the third quarter of 2022 further reduced salaries and benefits by $3.5 million for the three months ended March 31, 2023, leading to a corresponding increase in general, administrative and other expenses. The impact of this reorganization is expected to continue through the third quarter.
Employee commissions, which are earned in connection with the sale and distribution of fund shares in our non-traded REITs and private placements of our exchange programs, have been de-emphasized as a component of AWMS’ compensation structure; therefore, sales volumes of our retail products will create limited expense volatility in future periods.
General, Administrative and Other Expenses. Travel and marketing collectively increased by $4.7 million for the three months ended March 31, 2023 compared to the same period in 2022, inclusive of $1.9 million from AWMS, driven by more meetings and events as marketing and communication efforts continued to increase with our expanding retail distribution platform. We also conducted more in-person company meetings and events with a focus on promoting collaboration. As we build out our retail distribution infrastructure and capabilities to support prospective sales and AUM growth, we expect marketing and distribution expenses, including travel, to increase in future periods.

Additionally, professional service fees have increased by $6.4 million for the three months ended March 31, 2023, primarily due to the reorganization of our income tax compliance function and to legal and recruiting fees to support the expanding platform. Certain expenses have also increased during the current year to support the growing headcount. Most notably, occupancy costs and information technology costs increased by $2.3 million for the three months ended March 31, 2023 compared to the same period in 2022.
Realized Income:
The following table presents the components of the OMG’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Fee Related Earnings	$(126,499)	$(90,575)	$(35,924)	(40)%
Interest and other investment loss—realized	(92)	(284)	192	68
Interest expense	(26)	(167)	141	84
Realized net investment loss	(118)	(451)	333	74
Realized Income	$(126,617)	$(91,026)	(35,591)	(39)

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that the Company is well-positioned and its liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, dividend payments, pending acquisitions and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees and fee related performance revenues, which are collected monthly, quarterly or semi-annually, and net realized performance income, which may be unpredictable as to amount and timing, (4) fund distributions related to our investments that are unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of March 31, 2023, our cash and cash equivalents were $272.2 million, and we had $795.0 million borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to leverage and other covenants. We remain in compliance with all covenants as of March 31, 2023. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown or declines in deployment, declines or write downs in valuations, or a slowdown or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Declines or delays and transaction activity may impact our fund distributions and net realized performance income which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
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
Our ability to obtain debt financing and complete stock offerings provides us with additional sources of liquidity. For further discussion of financing transactions occurring in the current period, see “Cash Flows” within this section and “Note 6. Debt” and “Note 12. Equity and Redeemable Interest” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Cash Flows
We consolidate funds where we are deemed to hold a controlling interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners’ rights and the creation or termination of funds. The consolidation of these funds had no effect on cash flows attributable to us for the periods presented. As such, we evaluate the activity of the Consolidated Funds and the eliminations resulting from consolidation separately. The following tables and discussion summarize our condensed consolidated statements of cash flows by activities attributable to the Company and to our Consolidated Funds. For more details on the activity of the Company and Consolidated Funds, refer to “Note 14. Consolidation” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended March 31,
($ in thousands)	2023	2022
Net cash provided by operating activities	$148,315	$262,732
Net cash provided by (used in) the Consolidated Funds’ operating activities, net of eliminations	559,257	(38,582)
Net cash provided by operating activities	707,572	224,150
Net cash used in the Company’s investing activities	(8,877)	(310,148)
Net cash provided by (used in) the Company’s financing activities	(260,400)	53,205
Net cash provided by (used in) the Consolidated Funds’ financing activities, net of eliminations	(560,744)	39,832
Net cash provided by (used in) financing activities	(821,144)	93,037
Effect of exchange rate changes	4,711	(4,652)
Net change in cash and cash equivalents	$(117,738)	$2,387

Operating Activities
In the table below cash flows from operations have been summarized to present (i) cash generated from our core operating activities, primarily consisting of profits generated principally from management fees and fee related performance revenues after covering for operating expenses and fee related performance compensation, (ii) net realized performance income and (iii) net cash from investment related activities including purchases, sales, net realized investment income and interest payments. We generated meaningful cash flow from operations in each period presented.

	Three months ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Core operating activities	$135,392	$256,012	$(120,620)	(47)%
Net realized performance income	5,037	58,284	(53,247)	(91)
Net cash provided by (used in) investment related activities	7,886	(51,564)	59,450	(115)
Net cash provided by operating activities	$148,315	$262,732	(114,417)	(44)

Although our fee revenues have continued to grow, cash generated from our core operating activities has decreased primarily due to timing of cash collection, including deferring cash collection of our fourth quarter 2022 Part I Fees from the first quarter of 2023 to April 2023. Net realized performance income represents a source of cash and includes incentive fees that are realized annually at the end of the measurement period, which is typically at the end of the calendar year. Cash from these realizations are generally received in the period subsequent to the measurement period. Our incentive fee realizations were higher in the fourth quarter of 2021 compared to the fourth quarter of 2022, which resulted in a decrease in cash payments received over the comparative periods.
Net cash provided by (used in) investment related activities for the three months ended March 31, 2023 primarily represents sales of capital commitments to employees, purchases associated with funding capital commitments in our investment portfolio and interest payments on our debt obligations. Although our capital commitments continue to increase with our growing assets under management, cash generated from our investment related activities has exceeded cash used in investment related activities for the three months ended March 31, 2023. Our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund from year to year. For further discussion of our capital commitments, see “Note 7. Commitments and Contingencies,” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Net cash provided by the Consolidated Funds’ operating activities for the three months ended March 31, 2023 was primarily attributable to sale of U.S. Treasury securities associated with the redemption of Class A ordinary shares in AAC by public shareholders. Net cash used in the Consolidated Funds’ operating activities for three months ended March 31, 2022 was principally attributable to net purchases of investment securities by recently launched funds during the period.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.

Investing Activities

	Three months ended March 31,
	2023	2022
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(8,877)	$(8,524)
Acquisitions, net of cash acquired	—	(301,624)
Net cash used in investing activities	$(8,877)	$(310,148)
Net cash used in the Company’s investing activities was principally composed of cash to purchase furniture, fixtures, equipment and leasehold improvements during both years to support the growth in our staffing levels and to expand our global presence. Net cash used in the Company’s investing activities for the three months ended March 31, 2022 also included cash used to complete the Infrastructure Debt Acquisition.

Financing Activities

	Three months ended March 31,
	2023	2022
Net borrowings (repayments) of Credit Facility	$95,000	$(45,000)
Proceeds from issuance of senior notes	—	488,915
Class A and non-voting common stock dividends	(145,386)	(111,406)
AOG unitholder distributions	(106,246)	(100,480)
Stock option exercises	9,180	3,347
Taxes paid related to net share settlement of equity awards	(113,431)	(183,027)
Other financing activities	483	856
Net cash provided by (used in) the Company’s financing activities	$(260,400)	$53,205

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, resulting in net cash used in the Company’s financing activities for the three months ended March 31, 2023.

In connection with the vesting of restricted units that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employee’s withholding tax liabilities and pay the taxes on their behalf. This use of cash decreased from the prior year primarily as a result of a lower number of restricted units that vested in the current year, partially offset by our higher stock price, which is the basis on which employee compensation is recognized. The restricted units that vested in the prior year period were higher primarily due to certain awards that vested in their entirety on the fifth anniversary of the grant date. The net settlement of shares minimizes the dilutive impact of our Equity Incentive Plan as fewer shares are issued upon vesting. For the three months ended March 31, 2023 and 2022, we retained and did not issue 1.4 million shares and 2.3 million shares, respectively.

Net cash provided by the Company’s financing activities for the three months ended March 31, 2022 also included net proceeds from the issuance of the 2052 Senior Notes. These proceeds were used primarily to fund the Infrastructure Debt Acquisition.

	Three months ended March 31,
	2023	2022
Contributions from redeemable and non-controlling interests in Consolidated Funds, net of eliminations	$93,585	$82,930
Distributions to non-controlling interests in Consolidated Funds, net of eliminations	(20,933)	(34,958)
Redemptions of redeemable interest in Consolidated Funds	(538,985)	—
Borrowings under loan obligations by Consolidated Funds	2,914	49,317
Repayments under loan obligations by Consolidated Funds	(97,325)	(57,457)
Net cash provided by (used in) the Consolidated Funds’ financing activities	$(560,744)	$39,832
Net cash used in the Consolidated Funds’ financing activities for the three months ended March 31, 2023 was primarily attributable to the redemption of Class A ordinary shares in AAC by public shareholders.

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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2023, we were required to maintain approximately $52.3 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $114.0 million and $118.5 million as of March 31, 2023 and December 31, 2022, respectively.
For a discussion of our debt obligations, including the debt obligations of our consolidated funds, see “Note 6. Debt,” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our unaudited condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies, see “Note 2. Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. For a summary of our critical accounting estimates, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements and their impact on the Company can be found in “Note 2. Summary of Significant Accounting Policies,” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

At March 31, 2023 and December 31, 2022, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. However, uncertainty surrounding global financial stability, including the liquidity of certain banks given the recent strain on the banking system, may have an adverse impact on us. For further consideration, see “Item 1A. Risk Factors—Our business is dependent on bank relationships and the recent strain on the banking system may adversely impact us.”

There have been no material changes in our market risks for the three months ended March 31, 2023. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2022, which is accessible on the SEC’s website at www.sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of March 31, 2023 and December 31, 2022, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us or our funds and their investment advisers, respectively. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, neither we nor our funds or their investment advisers expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which is accessible on the SEC’s website at www.sec.gov. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2022 are not the only risks facing us. These risks and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our business is dependent on bank relationships and the recent strain on the banking system may adversely impact us and our funds.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. However, concerns involving liquidity, insolvency, defaults, or non-performance by financial institutions remain, in part, because related future developments are difficult to quantify or assess with certainty. Moreover, future events or developments, like the degree or type of responsive government or regulatory action, and the related market reaction, also remain unknown or uncertain.

Our and our funds’ business are dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our and our funds’ business, financial condition and results of operations. It is also possible that the current, developing situation could result in increased regulation and new rules for public companies, banks, financial institutions and other industry participants in the U.S. and global markets. Complying with the requirements of any such rules or regulations may subject us and our funds to increased compliance costs and administrative burdens, even if not adopted.

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

Except as set forth below, all unregistered purchases of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q ($ in thousands; except share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2023 - January 31, 2023	—	$—	—	$150,000
February 1, 2023 - February 28, 2023	—	—	—	150,000
March 1, 2023 - March 31, 2023	—	—	—	150,000
Total	—		—

(1)In February 2023, our board of directors approved the renewal of our stock repurchase program that authorizes the repurchase of up to $150 million of shares of our Class A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2024. Repurchases under the program depend on the prevailing market conditions and other factors.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our Class A common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Ares Management Corporation.
3.2	Bylaws of Ares Management Incorporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
10.1*	Fourth Amended and Restated Tax Receivable Agreement, dated May 1, 2023.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: May 8, 2023	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: May 8, 2023	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)