Form 10-Q
period 2023-06-30
Ares Management Corp
filed 2023-08-03
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 28, 2023 there were 181,355,274 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, and 119,674,321 of the registrant’s Class C common stock outstanding.

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

In this Quarterly Report on Form 10-Q, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a: (i) “segment basis,” which deconsolidates the consolidated funds and removes the proportional results attributable to third-party investors in the consolidated joint ventures, and therefore shows the results of our operating segments without giving effect to the consolidation of these entities and (ii) “unconsolidated reporting basis,” which shows the results of our operating segments on a combined segment basis together with our Operations Management Group. In addition to our operating segments, we have an Operations Management Group (the “OMG”). The OMG consists of shared resource groups to support our operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy and relationship management and distribution. The OMG includes Ares Wealth Management Solutions, LLC (“AWMS”) that facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of the Company’s managed funds and vehicles, which reimburse the OMG for expenses equal to the costs of services provided. The OMG’s revenues and expenses are not allocated to our operating segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our operating segments and the OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Note 13. Segment Reporting,” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

•“Ares”, the “Company”, “AMC”, “we”, “us” and “our” refer to Ares Management Corporation and its subsidiaries;

•“Ares Operating Group entities” refers to, collectively, Ares Holdings, L.P. (“Ares Holdings”) and any future entity designated by our board of directors in its sole discretion as an Ares Operating Group entity;

•“Ares Operating Group Unit” or an “AOG Unit” refers to, collectively, a partnership unit in the Ares Operating Group entities including Ares Holdings and any future entity designated by our board of directors in its sole discretion as an Ares Operating Group entity;

•“assets under management” or “AUM” generally refers to the assets we manage. For our funds other than CLOs, our AUM represents the sum of the net asset value (“NAV”) of such funds, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). NAV refers to the fair value of the assets of a fund less the fair value of the liabilities of the fund. For the CLOs we manage, our AUM is equal to initial principal amounts adjusted for paydowns. AUM also includes the proceeds raised in the initial public offerings of special purpose acquisition companies (“SPACs”) sponsored by us, less any redemptions;

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

•“fee related earnings” or “FRE”, a non-GAAP measure, is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees and fee related performance revenues, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as FRE excludes net performance income, investment income from our funds and adjusts for certain other items that we believe are not indicative of our core operating performance. Fee related performance revenues, together with fee related performance compensation, is presented within FRE because it represents incentive fees from perpetual capital vehicles that are measured and received on a recurring basis and are not dependent on realization events from the underlying investments;

•“fee related performance revenues” refers to incentive fees from perpetual capital vehicles that are: (i) measured and expected to be received on a recurring basis and (ii) not dependent on realization events from the underlying investments. Certain vehicles are subject to hold back provisions that limit the amounts paid in a particular year. Such hold back amounts may be paid in subsequent years, subject to their extended performance conditions;

•“GAAP” refers to accounting principles generally accepted in the United States of America;

•“Holdco Members” refers to Michael Arougheti, David Kaplan, Antony Ressler, Bennett Rosenthal, Ryan Berry and R. Kipp deVeer;

•“Incentive eligible AUM” or “IEAUM” generally refers to the AUM of our funds and other entities from which carried interest and incentive fees may be generated, regardless of whether or not they are currently generating carried interest and incentive fees. It generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees), as well as proceeds raised in the initial public offerings of SPACs sponsored by us, less any redemptions. With respect to ARCC’s AUM, only ARCC Part II Fees may be generated from IEAUM;

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

•“perpetual capital” refers to the AUM of: (i) our publicly-traded vehicles including ARCC, Ares Commercial Real Estate Corporation (NYSE: ACRE) (“ACRE”) and Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC) (“ARDC”); (ii) our non-traded vehicles, including our non-traded Real Estate Investment Trusts (“REITs”), Ares Private Markets Fund (“APMF”), Ares Strategic Income Fund (“ASIF”) and CADC; (iii) Aspida Holdings Ltd. (together with its subsidiaries, “Aspida”); and (iv) certain other commingled funds and managed accounts that have an indefinite term, are not in liquidation, and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Perpetual Capital - Managed Accounts refers to managed accounts for single investors primarily in illiquid strategies that meet the Perpetual Capital criteria. Perpetual Capital - Private Commingled Funds refers to commingled funds that meet the Perpetual Capital criteria, not including our publicly traded vehicles or non-traded vehicles. Perpetual Capital may be withdrawn by investors under certain conditions, including through an election to redeem an investor’s fund investment or to terminate the investment management agreement, which in certain cases may be terminated on 30 days’ prior written notice. In addition, the investment management or advisory agreements of certain of our publicly-traded and non-traded vehicles have one year terms, which are subject to annual renewal by such vehicles;

•“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and losses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding: (i) operating results of our Consolidated Funds; (ii) depreciation and amortization expense; (iii) the effects of changes arising from corporate actions; (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance; and adjusting for certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. Placement fee adjustment represents the net portion of either expense deferral or amortization that is required to match the timing of expense recognition with the period over which management fees are expected to be earned from the associated fund for segment purposes but have been expensed up front in accordance with GAAP. For periods in which the amortization of placement fees for segment purposes is higher than the GAAP expense, the placement fee adjustment is presented as a reduction to RI;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of
	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$276,827	$389,987
Investments (includes accrued carried interest of $3,524,644 and $3,106,577 at June 30, 2023 and December 31, 2022, respectively)	4,466,226	3,974,734
Due from affiliates	643,444	758,472
Other assets	252,646	381,137
Right-of-use operating lease assets	170,911	155,950
Intangible assets, net	1,130,673	1,208,220
Goodwill	998,020	999,656
Assets of Consolidated Funds:
Cash and cash equivalents	812,164	724,641
Investments held in trust account	1,000,949	1,013,382
Investments, at fair value	13,090,939	12,191,251
Due from affiliates	11,388	15,789
Receivable for securities sold	197,729	124,050
Other assets	66,890	65,570
Total assets	$23,118,806	$22,002,839
Liabilities
Accounts payable, accrued expenses and other liabilities	$267,198	$231,921
Accrued compensation	250,790	510,130
Due to affiliates	192,153	252,798
Performance related compensation payable	2,579,564	2,282,209
Debt obligations	2,299,731	2,273,854
Operating lease liabilities	206,816	190,616
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	225,294	168,286
Due to affiliates	920	4,037
Payable for securities purchased	554,555	314,193
CLO loan obligations, at fair value	11,460,999	10,701,720
Fund borrowings	65,050	168,046
Total liabilities	18,103,070	17,097,810
Commitments and contingencies
Redeemable interest in Consolidated Funds	1,000,749	1,013,282
Redeemable interest in Ares Operating Group entities	22,517	93,129
Non-controlling interests in Consolidated Funds	971,309	1,074,356
Non-controlling interests in Ares Operating Group entities	1,271,157	1,135,023
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (181,231,808 shares and 173,892,036 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	1,812	1,739
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding at June 30, 2023 and December 31, 2022)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at June 30, 2023 and December 31, 2022)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (119,674,321 shares and 117,231,288 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	1,197	1,172
Additional paid-in-capital	2,182,173	1,970,754
Accumulated deficit	(425,526)	(369,475)
Accumulated other comprehensive loss, net of tax	(9,687)	(14,986)
Total stockholders’ equity	1,750,004	1,589,239
Total equity	3,992,470	3,798,618
Total liabilities, redeemable interest, non-controlling interests and equity	$23,118,806	$22,002,839
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues
Management fees	$615,271	$520,560	$1,215,787	$997,892
Carried interest allocation	418,466	47,304	569,954	225,593
Incentive fees	7,950	4,675	16,873	21,097
Principal investment income (loss)	6,888	(4,387)	29,646	3,939
Administrative, transaction and other fees	44,711	33,278	74,388	67,908
Total revenues	1,093,286	601,430	1,906,648	1,316,429
Expenses
Compensation and benefits	367,550	375,775	728,331	729,612
Performance related compensation	315,780	41,073	427,438	173,884
General, administrative and other expenses	141,153	122,566	289,498	243,089
Expenses of Consolidated Funds	13,255	13,454	21,107	17,967
Total expenses	837,738	552,868	1,466,374	1,164,552
Other income (expense)
Net realized and unrealized gains (losses) on investments	5,481	(1,775)	6,996	6,334
Interest and dividend income	2,690	1,476	6,529	2,978
Interest expense	(25,839)	(17,221)	(50,825)	(32,867)
Other income (expense), net	(5,887)	5,809	(6,810)	7,593
Net realized and unrealized gains (losses) on investments of Consolidated Funds	98,426	(7,907)	109,126	8,061
Interest and other income of Consolidated Funds	234,454	117,375	457,392	237,665
Interest expense of Consolidated Funds	(182,904)	(79,253)	(339,591)	(153,266)
Total other income, net	126,421	18,504	182,817	76,498
Income before taxes	381,969	67,066	623,091	228,375
Income tax expense	49,714	13,460	83,520	33,871
Net income	332,255	53,606	539,571	194,504
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	67,681	(15,022)	94,374	32,360
Net income attributable to Ares Operating Group entities	264,574	68,628	445,197	162,144
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	734	(457)	(1,090)	(58)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	119,326	29,354	207,734	76,608
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$144,514	$39,731	$238,553	$85,594
Net income per share of Class A and non-voting common stock:
Basic	$0.75	$0.21	$1.25	$0.45
Diluted	$0.74	$0.21	$1.24	$0.45
Weighted-average shares of Class A and non-voting common stock:
Basic	182,999,515	175,157,558	180,998,934	174,694,645
Diluted	194,058,041	175,157,558	192,161,816	174,694,645

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$332,255	$53,606	$539,571	$194,504
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(4,435)	(29,644)	2,204	(42,037)
Total comprehensive income	327,820	23,962	541,775	152,467
Less: Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	58,996	(24,922)	88,079	17,365
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	575	(1,453)	(1,397)	(1,385)
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	121,077	21,779	211,241	66,230
Comprehensive income attributable to Ares Management Corporation	$147,172	$28,558	$243,852	$70,257

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2022	$1,739	$35	$1,172	$1,970,754	$(369,475)	$(14,986)	$1,135,023	$1,074,356	$3,798,618
Changes in ownership interests and related tax benefits	19	—	34	(36,777)	—	—	87,541	(4,689)	46,128
Issuances of common stock	14	—	—	115,350	—	—	—	—	115,364
Capital contributions	—	—	—	—	—	—	1,172	93,585	94,757
Dividends/Distributions	—	—	—	—	(145,386)	—	(103,363)	(20,933)	(269,682)
Net income	—	—	—	—	94,039	—	88,408	26,693	209,140
Currency translation adjustment, net of tax	—	—	—	—	—	2,641	1,756	2,390	6,787
Equity compensation	—	—	—	41,541	—	—	27,537	—	69,078
Stock option exercises	5	—	—	9,175	—	—	—	—	9,180
Balance at March 31, 2023	1,777	35	1,206	2,100,043	(420,822)	(12,345)	1,238,074	1,171,402	4,079,370
Changes in ownership interests and related tax benefits	10	—	(9)	(151)	—	—	(4,086)	(322,729)	(326,965)
Issuances of common stock	—	—	—	737	—	—	—	—	737
Capital contributions	—	—	—	—	—	—	1,071	78,632	79,703
Dividends/Distributions	—	—	—	—	(149,218)	—	(109,651)	(14,992)	(273,861)
Net income	—	—	—	—	144,514	—	119,326	67,681	331,521
Currency translation adjustment, net of tax	—	—	—	—	—	2,658	1,751	(8,685)	(4,276)
Equity compensation	—	—	—	37,609	—	—	24,672	—	62,281
Stock option exercises	25	—	—	43,935	—	—	—	—	43,960
Balance at June 30, 2023	$1,812	$35	$1,197	$2,182,173	$(425,526)	$(9,687)	$1,271,157	$971,309	$3,992,470

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2021	$1,684	$35	$1,186	$1,913,559	$(89,382)	$(1,855)	$1,397,747	$591,452	$3,814,426
Changes in ownership interests and related tax benefits	28	—	(1)	(110,577)	—	—	(90,843)	19,202	(182,191)
Issuances of common stock	1		—	12,834	—	—	—	—	12,835
Capital contributions	—	—	—	—	—	—	1,079	82,930	84,009
Dividends/Distributions	—	—	—	—	(111,406)	—	(100,480)	(34,958)	(246,844)
Net income	—	—	—	—	45,863	—	47,254	47,382	140,499
Currency translation adjustment, net of tax	—	—	—	—	—	(4,164)	(2,803)	(5,095)	(12,062)
Equity compensation	—	—	—	31,896	—	—	21,706	—	53,602
Stock option exercises	2		—	3,345	—	—	—	—	3,347
Balance at March 31, 2022	1,715	35	1,185	1,851,057	(154,925)	(6,019)	1,273,660	700,913	3,667,621
Changes in ownership interests and related tax benefits	—	—	(1)	(5,599)	—	—	(3,135)	5,815	(2,920)
Capital contributions	—	—	—	—	—	—	969	135,350	136,319
Dividends/Distributions	—	—	—	—	(111,506)	—	(82,958)	(18,680)	(213,144)
Net income (loss)	—	—	—	—	39,731	—	29,354	(15,022)	54,063
Currency translation adjustment, net of tax	—	—	—	—	—	(11,173)	(7,575)	(9,900)	(28,648)
Equity compensation	—	—	—	29,569	—	—	19,990	—	49,559
Stock option exercises	3	—	—	5,294	—	—	—	—	5,297
Balance at June 30, 2022	1,718	35	1,184	1,880,321	(226,700)	(17,192)	1,230,305	798,476	3,668,147
Changes in ownership interests and related tax benefits	3	—	(1)	(3,173)	—	—	(4,354)	(479)	(8,004)
Capital contributions	—	—	—	—	—	—	1,549	80,366	81,915
Dividends/Distributions	—	—	—	—	(111,952)	—	(88,041)	(50,794)	(250,787)
Net income (loss)	—	—	—	—	(35,546)	—	(29,666)	16,340	(48,872)
Currency translation adjustment, net of tax	—	—	—	—	—	(11,627)	(7,852)	(9,199)	(28,678)
Equity compensation	—	—	—	28,704	—	—	19,336	—	48,040
Stock option exercises	3	—	—	5,884	—	—	—	—	5,887
Balance at September 30, 2022	1,724	35	1,183	1,911,736	(374,198)	(28,819)	1,121,277	834,710	3,467,648
Changes in ownership interests and related tax benefits	12	—	(11)	22,936	—	—	(7,348)	(20,532)	(4,943)
Capital contributions	—	—	—	—	—	—	1,598	250,750	252,348
Dividends/Distributions	—	—	—	—	(112,770)	—	(115,364)	(73,859)	(301,993)
Net income	—	—	—	—	117,493	—	105,950	70,633	294,076
Currency translation adjustment, net of tax	—	—	—	—	—	13,833	9,416	12,654	35,903
Equity compensation	—	—	—	29,411	—	—	19,494	—	48,905
Stock option exercises	3	—	—	6,671	—	—	—	—	6,674
Balance at December 31, 2022	$1,739	$35	$1,172	$1,970,754	$(369,475)	$(14,986)	$1,135,023	$1,074,356	$3,798,618

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$539,571	$194,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities	149,773	61,073
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds	(884,231)	(855,803)
Cash flows due to changes in operating assets and liabilities	69,426	157,160
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	133,981	(125,132)
Net cash provided by (used in) operating activities	8,520	(568,198)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(21,127)	(18,448)
Acquisitions, net of cash acquired	—	(301,677)
Net cash used in investing activities	(21,127)	(320,125)
Cash flows from financing activities:
Proceeds from Credit Facility	495,000	700,000
Proceeds from issuance of senior notes	—	488,915
Repayments of Credit Facility	(470,000)	(720,000)
Dividends and distributions	(510,501)	(406,366)
Stock option exercises	53,140	8,644
Taxes paid related to net share settlement of equity awards	(133,570)	(189,485)
Other financing activities	1,554	1,834
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	680,991	218,280
Distributions to non-controlling interests in Consolidated Funds	(35,925)	(53,638)
Redemptions of redeemable interests in Consolidated Funds	(538,985)	—
Borrowings under loan obligations by Consolidated Funds	535,464	814,183
Repayments under loan obligations by Consolidated Funds	(174,669)	(46,873)
Net cash provided by (used in) financing activities	(97,501)	815,494
Effect of exchange rate changes	(3,052)	(17,959)
Net change in cash and cash equivalents	(113,160)	(90,788)
Cash and cash equivalents, beginning of period	389,987	343,655
Cash and cash equivalents, end of period	$276,827	$252,867
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisition-related activity	$116,101	$12,835
Issuance of AOG Units in connection with settlement of management incentive program	$245,647	$—

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

The Company and its wholly owned subsidiaries manages or controls certain entities that have been consolidated in the accompanying financial statements as described in “Note 2. Summary of Significant Accounting Policies.” These entities include Ares funds, co-investment vehicles, collateralized loan obligations or funds (collectively “CLOs”) and special purpose acquisition companies (“SPACs”) (collectively, the “Consolidated Funds”).

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

Redeemable Interest
On July 1, 2020, the Company completed its acquisition of a majority interest in SSG Capital Holdings Limited and its operating subsidiaries (“SSG” and subsequently rebranded as “Ares SSG”) (the “SSG Acquisition”). In connection with the SSG Acquisition, the former owners of SSG retained a 20% ownership interest in the operations acquired by the Company. In certain circumstances, the Company had the ability to acquire full ownership of SSG pursuant to a contractual arrangement to be initiated by the Company or by the former owners of SSG. Since the acquisition of the remaining interest in SSG was not within the Company's sole discretion, the ownership interest held by the former owners of SSG was classified as a redeemable interest and represented mezzanine equity.

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

Redeemable interest in Consolidated Funds represent the Class A ordinary shares issued by each of the Company’s sponsored SPACs, as applicable. On April 25, 2023, Ares Acquisition Corporation II (NYSE: AACT) (“AAC II”), Ares’ second sponsored SPAC, consummated its initial public offering. The initial public offering generated gross proceeds of $500.0 million. The Class A ordinary shares, issued by Ares Acquisition Corporation (NYSE: AAC) (“AAC I” and such shares, the “AAC I Class A ordinary shares”) and the Class A ordinary shares, issued by AAC II (the “AAC II Class A ordinary shares”, and, together with the AAC I Class A ordinary shares, the “Class A ordinary shares”) are redeemable for cash by the public shareholders in the event that the SPACs do not complete a business combination or tender offer associated with shareholder approval provisions. The Class A ordinary shareholders have redemption rights that are considered to be outside of either SPAC’s control. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount. During the first quarter of 2023, in connection with the extension of the period to complete a business combination, AAC I shareholders elected to redeem an aggregate amount of $539.0 million that was paid from AAC I’s trust account. At June 30, 2023, the remaining 46,997,081 AAC I Class A ordinary shares and all 50,000,000 AAC II Class A ordinary shares are presented at the redemption amount within mezzanine equity within the Condensed Consolidated Statements of Financial Condition.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
3. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of June 30, 2023	As of June 30,	As of December 31,
		2023	2022
Management contracts	4.6	$571,750	$586,077
Client relationships	9.2	262,301	262,301
Trade name	0.0	—	11,079
Other	1.3	500	500
Finite-lived intangible assets		834,551	859,957
Foreign currency translation		(477)	935
Total finite-lived intangible assets		834,074	860,892
Less: accumulated amortization		(271,201)	(220,472)
Finite-lived intangible assets, net		562,873	640,420
Management contracts		567,800	567,800
Indefinite-lived intangible assets		567,800	567,800
Intangible assets, net		$1,130,673	$1,208,220
During the second quarter of 2023, the Company recorded non-cash impairment charges of $4.4 million and $0.7 million to the fair value of management contracts of certain funds within the Real Assets Group and Credit Group, respectively. The primary indicator of impairment was the lower than expected future fee revenue generated from these funds. During the first quarter of 2023, the Company rebranded Ares SSG as Asia credit and discontinued the use of the SSG trade name. As a result, the Company recorded a non-cash impairment charge equal to the SSG trade name’s carrying value of $7.8 million to accelerate the amortization expense in the first quarter of 2023.

Amortization expense associated with intangible assets, excluding the accelerated amortization described above, was $30.4 million and $35.6 million for the three months ended June 30, 2023 and 2022, respectively, and $64.0 million and $68.7 million for the six months ended June 30, 2023 and 2022, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2023, the Company removed $25.4 million of impaired and fully-amortized intangible assets.

Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total
Balance as of December 31, 2022	$32,196	$48,070	$277,183	$417,620	$224,587	$999,656
Acquisitions	—	—	22	—	—	22
Reallocation	224,587	—	—	—	(224,587)	—
Foreign currency translation	(1,667)	—	—	9	—	(1,658)
Balance as of June 30, 2023	$255,116	$48,070	$277,205	$417,629	$—	$998,020

In connection with the SSG Buyout described in “Note 2. Summary of Significant Accounting Policies,” the former Ares SSG reporting unit has been transferred in its entirety to the Credit Group and the total goodwill of $224.6 million has been reallocated accordingly.

There was no impairment of goodwill recorded during the six months ended June 30, 2023 and 2022. The impact of foreign currency translation is reflected within other comprehensive income within the Condensed Consolidated Statements of Comprehensive Income.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
4. INVESTMENTS

The Company’s investments are comprised of the following:

			Percentage of total investments
	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022
Equity method investments:
Equity method - carried interest	$3,524,644	$3,106,577	78.9%	78.2%
Equity method private investment partnership interests - principal	571,638	543,592	12.8	13.7
Equity method private investment partnership interests and other (held at fair value)	166,496	123,170	3.7	3.1
Equity method private investment partnership interests and other	47,497	47,439	1.1	1.2
Total equity method investments	4,310,275	3,820,778	96.5	96.2
Collateralized loan obligations	20,490	25,163	0.5	0.6
Other fixed income	53,287	51,771	1.2	1.2
Collateralized loan obligations and other fixed income, at fair value	73,777	76,934	1.7	1.8
Common stock, at fair value	82,174	77,022	1.8	2.0
Total investments	$4,466,226	$3,974,734

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three and six months ended June 30, 2023 and 2022, no individual equity method investment held by the Company met the significance criteria.
The Company recognized a net gain and a net loss related to its equity method investments of $9.1 million and $6.4 million for the three months ended June 30, 2023 and 2022, respectively, and net gains of $33.1 million and $8.8 million for the six months ended June 30, 2023 and 2022, respectively. The net gains and net losses were included within principal investment income, net realized and unrealized gains (losses) on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations.

With respect to the Company’s equity method investments, the material assets are expected to generate either long term capital appreciation and/or interest income, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.

Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

	Fair Value at		Percentage of total investments as of
	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022
Fixed income investments:
Loans	$10,152,326	$9,280,522	72.1%	70.3%
Investments held in trust account	1,000,949	1,013,382	7.1	7.7
Bonds	579,696	786,961	4.1	6.0
Total fixed income investments	11,732,971	11,080,865	83.3	84.0
Partnership interests	1,287,240	1,392,169	9.1	10.5
Equity securities	1,071,677	731,599	7.6	5.5
Total investments, at fair value	$14,091,888	$13,204,633

As of June 30, 2023 and December 31, 2022, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
5. FAIR VALUE
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of June 30, 2023:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$—	$82,174	$165,371	$—	$247,545
Collateralized loan obligations and other fixed income	—	—	73,777	—	73,777
Partnership interests	—	—	—	1,125	1,125
Total investments, at fair value	—	82,174	239,148	1,125	322,447
Derivatives-foreign currency forward contracts	—	3,345	—	—	3,345
Total assets, at fair value	$—	$85,519	$239,148	$1,125	$325,792
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(2,318)	$—	$—	$(2,318)
Total liabilities, at fair value	$—	$(2,318)	$—	$—	$(2,318)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans	$—	$9,504,196	$648,130	$—	$10,152,326
Investments held in trust account	1,000,949	—	—	—	1,000,949
Bonds	—	579,695	1	—	579,696
Total fixed income investments	1,000,949	10,083,891	648,131	—	11,732,971
Partnership interests	—	—	—	1,287,240	1,287,240
Equity securities	701	4,911	1,066,065	—	1,071,677
Total investments, at fair value	1,001,650	10,088,802	1,714,196	1,287,240	14,091,888
Derivatives-foreign currency forward contracts	—	2,399	—	—	2,399
Total assets, at fair value	$1,001,650	$10,091,201	$1,714,196	$1,287,240	$14,094,287
Liabilities, at fair value
Loan obligations of CLOs	$—	$(11,460,999)	$—	$—	$(11,460,999)
Derivatives:
Warrants	(16,000)	—	—	—	(16,000)
Asset swaps	—	—	(2,693)	—	(2,693)
Foreign currency forward contracts	—	(2,468)	—	—	(2,468)
Total derivative liabilities, at fair value	(16,000)	(2,468)	(2,693)	—	(21,161)
Total liabilities, at fair value	$(16,000)	$(11,463,467)	$(2,693)	$—	$(11,482,160)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2022:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$—	$77,022	$121,785	$—	$198,807
Collateralized loan obligations and other fixed income	—	—	76,934	—	76,934
Partnership interests	—	—	—	1,385	1,385
Total investments, at fair value	—	77,022	198,719	1,385	277,126
Derivatives-foreign currency forward contracts	—	4,173	—	—	4,173
Total assets, at fair value	$—	$81,195	$198,719	$1,385	$281,299
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(3,423)	$—	$—	$(3,423)
Total liabilities, at fair value	$—	$(3,423)	$—	$—	$(3,423)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans	$—	$8,663,678	$616,844	$—	$9,280,522
Investments held in trust account	1,013,382	—	—	—	1,013,382
Bonds	—	534,137	252,824	—	786,961
Total fixed income investments	1,013,382	9,197,815	869,668	—	11,080,865
Partnership interests	—	—	368,655	1,023,514	1,392,169
Equity securities	719	—	730,880	—	731,599
Total investments, at fair value	1,014,101	9,197,815	1,969,203	1,023,514	13,204,633
Derivatives-foreign currency forward contracts	—	2,900	—	—	2,900
Total assets, at fair value	$1,014,101	$9,200,715	$1,969,203	$1,023,514	$13,207,533
Liabilities, at fair value
Loan obligations of CLOs	$—	$(10,701,720)	$—	$—	$(10,701,720)
Derivatives:
Warrants	(9,326)	—	—	—	(9,326)
Asset swaps	—	—	(3,556)	—	(3,556)
Foreign currency forward contracts	—	(2,942)	—	—	(2,942)
Total derivative liabilities, at fair value	(9,326)	(2,942)	(3,556)	—	(15,824)
Total liabilities, at fair value	$(9,326)	$(10,704,662)	$(3,556)	$—	$(10,717,544)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2023:

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance, beginning of period	$125,073	$75,169	$200,242
Purchases(1)	38,208	771	38,979
Sales/settlements(2)	(881)	(841)	(1,722)
Realized and unrealized appreciation (depreciation), net	2,971	(1,322)	1,649
Balance, end of period	$165,371	$73,777	$239,148
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$2,971	$(1,322)	$1,649

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$932,635	$732,804	$374,049	$(1,698)	$2,037,790
Transfer out due to changes in consolidation	(2,076)	(4,563)	(374,049)	—	(380,688)
Transfer in	—	57,540	—	—	57,540
Transfer out	—	(214,205)	—	—	(214,205)
Purchases(1)	48,645	250,912	—	—	299,557
Sales/settlements(2)	(4)	(177,095)	—	(149)	(177,248)
Amortized discounts/premiums	—	421	—	—	421
Realized and unrealized appreciation (depreciation), net	86,865	2,317	—	(846)	88,336
Balance, end of period	$1,066,065	$648,131	$—	$(2,693)	$1,711,503
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$86,879	$(27,469)	$—	$(1,055)	$58,355

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2022:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance, beginning of period	$114,499	$51,458	$2,575	$(10,550)	$157,982
Change in fair value	—	—	—	(198)	(198)
Sales/settlements(1)	(934)	(993)	—	—	(1,927)
Realized and unrealized appreciation (depreciation), net	316	(4,109)	—	—	(3,793)
Balance, end of period	$113,881	$46,356	$2,575	$(10,748)	$152,064
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$316	$(4,109)	$—	$(198)	$(3,991)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$351,140	$859,301	$241,123	$(3,162)	$1,448,402
Transfer in	—	358,779	—	—	358,779
Transfer out	—	(152,750)	—	—	(152,750)
Purchases(2)	110,322	201,882	3,000	—	315,204
Sales/settlements(1)	(18,422)	(140,607)	(9,000)	—	(168,029)
Amortized discounts/premiums	—	177	—	—	177
Realized and unrealized appreciation (depreciation), net	37,874	(50,528)	15,000	127	2,473
Balance, end of period	$480,914	$1,076,254	$250,123	$(3,035)	$1,804,256
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$25,622	$(37,145)	$15,000	$(64)	$3,413

(1)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.
(2)Purchases include paid-in-kind interest and securities received in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2023:

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance, beginning of period	$121,785	$76,934	$198,719
Purchases(1)	38,260	1,966	40,226
Sales/settlements(2)	(836)	(2,377)	(3,213)
Realized and unrealized appreciation (depreciation), net	6,162	(2,746)	3,416
Balance, end of period	$165,371	$73,777	$239,148
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$5,949	$(2,533)	$3,416

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$730,880	$869,668	$368,655	$(3,556)	$1,965,647
Transfer out due to changes in consolidation	(2,076)	(4,563)	(374,049)	—	(380,688)
Transfer in	—	195,575	—	—	195,575
Transfer out	—	(489,165)	—	—	(489,165)
Purchases(1)	229,016	391,086	49,000	—	669,102
Sales/settlements(2)	(126)	(325,968)	(48,889)	(149)	(375,132)
Amortized discounts/premiums	—	963	—	—	963
Realized and unrealized appreciation, net	108,371	10,535	5,283	1,012	125,201
Balance, end of period	$1,066,065	$648,131	$—	$(2,693)	$1,711,503
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$108,324	$(20,381)	$—	$814	$88,757

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2022:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance, beginning of period	$108,949	$52,397	$2,575	$(57,435)	$106,486
Transfer in due to changes in consolidation	1,491	—	—	—	1,491
Sales/settlements(1)	(1,147)	(1,878)	—	47,873	44,848
Change in fair value	—	—	—	(1,186)	(1,186)
Realized and unrealized appreciation (depreciation), net	4,588	(4,163)	—	—	425
Balance, end of period	$113,881	$46,356	$2,575	$(10,748)	$152,064
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$4,588	$(4,163)	$—	$(1,186)	$(761)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$339,183	$742,952	$238,673	$(3,105)	$1,317,703
Transfer in	—	338,080	—	—	338,080
Transfer out	—	(80,261)	—	—	(80,261)
Purchases(2)	117,642	367,274	27,000	—	511,916
Sales/settlements(1)	(28,611)	(226,660)	(30,500)	(2)	(285,773)
Amortized discounts/premiums	—	679	—	—	679
Realized and unrealized appreciation (depreciation), net	52,700	(65,810)	14,950	72	1,912
Balance, end of period	$480,914	$1,076,254	$250,123	$(3,035)	$1,804,256
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$26,150	$(61,044)	$14,445	$(175)	$(20,624)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of June 30, 2023:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$62,702	Market approach	Multiple of book value	2.4x	2.4x
	52,125	Transaction price(1)	N/A	N/A	N/A
	49,778	Market approach	Multiple of book value	1.3x	1.3x
	766	Market approach	EBITDA multiple(2)	13.0x	13.0x
Fixed income investments
	31,705	Transaction price(1)	N/A	N/A	N/A
	21,582	Other	N/A	N/A	N/A
	20,490	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$239,148

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$592,725	Discounted cash flow	Discount rate	8.0% - 18.0%	12.0%
	436,375	Market approach	Multiple of book value	1.0x - 1.3x	1.2x
	36,064	Market approach	Net income multiple	30.0x	30.0x
	766	Market approach	EBITDA multiple(2)	6.3x - 32.5x	15.9x
	135	Other	N/A	N/A	N/A
Fixed income investments
	522,269	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	116,265	Market approach	Yield	8.8% - 24.5%	13.0%
	5,769	Transaction price(1)	N/A	N/A	N/A
	2,980	Market approach	EBITDA multiple(2)	6.3x - 32.5x	8.8x
	848	Other	N/A	N/A	N/A
Total assets	$1,714,196
Liabilities
Derivative instruments	$(2,693)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(2,693)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of December 31, 2022:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$62,129	Market approach	Multiple of book value	3.2x	3.2x
	44,166	Market approach	Multiple of book value	1.3x	1.3x
	15,490	Transaction price(1)	N/A	N/A	N/A
Fixed income investments
	30,189	Transaction price(1)	N/A	N/A	N/A
	25,163	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	21,582	Other	N/A	N/A	N/A
Total assets	$198,719

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$401,229	Discounted cash flow	Discount rate	8.0% - 18.0%	12.0%
	290,258	Market approach	Multiple of book value	1.0x - 1.2x	1.2x
	36,681	Market approach	Net income multiple	30.0x	30.0x
	2,064	Market approach	EBITDA multiple(2)	6.3x - 31.0x	13.6x
	648	Other	N/A	N/A	N/A
Partnership interests	368,655	Discounted cash flow	Discount rate	10.3% - 22.0%	18.9%
Fixed income investments
	731,708	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	125,612	Market approach	Yield	6.6% - 21.7%	12.8%
	6,155	Transaction price(1)	N/A	N/A	N/A
	4,479	Market approach	EBITDA multiple(2)	8.0x - 9.0x	8.5x
	1,714	Other	N/A	N/A	N/A
Total assets	$1,969,203
Liabilities
Derivative instruments	$(3,556)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(3,556)

(1)Transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.
(2)“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

The Company has an insurance-related investment in a private fund managed by a third party that is valued using NAV per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company’s control. This investment had a fair value of $1.1 million and $1.4 million as of June 30, 2023 and December 31, 2022, respectively. The Company has no unfunded commitments for this investment.

The Consolidated Funds have limited partnership interests in private equity funds managed by the Company that are valued using NAV per share. The terms and conditions of these funds do not allow for redemptions without certain events or approvals that are outside the Company’s control. As of June 30, 2023, these investments had a fair value of $1,287.2 million and unfunded commitments of $1,002.3 million. As of December 31, 2022, these investments had a fair value of $1,023.5 million and unfunded commitments of $869.0 million.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
6. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of June 30, 2023		As of December 31, 2022
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolving	3/31/2027	N/A	$725,000	6.19%	$700,000	5.37%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	249,055	4.21	248,693	4.21
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	396,825	3.28	396,602	3.28
2052 Senior Notes(4)	1/21/2022	2/1/2052	500,000	484,002	3.77	483,802	3.77
2051 Subordinated Notes(5)	6/30/2021	6/30/2051	450,000	444,849	4.13	444,757	4.13
Total debt obligations				$2,299,731		$2,273,854

(1)The revolver commitments were $1.325 billion as of June 30, 2023. Ares Holdings is the borrower under the Credit Facility. The Credit Facility has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) or a base rate plus an applicable margin, which is subject to adjustment based on the achievement of certain environmental, social and governance-related targets, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of June 30, 2023, base rate loans bear interest calculated based on the base rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.10% per annum. There is a base rate and SOFR floor of zero.
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

As of June 30, 2023, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2022	$5,510	$8,393	$5,243
Amortization of debt issuance costs	(649)	(391)	(92)
Unamortized debt issuance costs as of June 30, 2023	$4,861	$8,002	$5,151
Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of June 30, 2023			As of December 31, 2022
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$10,813,054	6.08%	8.4	$10,142,545	4.84%	8.8
Subordinated notes(1)	647,945	N/A	7.3	559,175	N/A	7.8
Total loan obligations of Consolidated CLOs	$11,460,999			$10,701,720

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of June 30, 2023 and December 31, 2022, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities outstanding:

				As of June 30, 2023				As of December 31, 2022
Consolidated Funds’ Debt Facilities	Maturity Date	Total Capacity		Outstanding Loan(1)		Effective Rate		Outstanding Loan(1)	Effective Rate
Credit Facilities:
	10/13/2023(2)	$112,817	(2)	N/A	(2)	N/A	(2)	$77,496	5.89%
	7/1/2024	18,000		$15,550		6.75%		15,550	6.25
	7/23/2024	100,000		49,500		8.03		75,000	7.28
	9/24/2026	150,000		—		N/A		—	N/A
	9/12/2027	54,000		—		N/A		—	N/A
Total borrowings of Consolidated Funds				$65,050				$168,046

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.
(2)Represents a credit facility of a Consolidated Fund that was deconsolidated during the three months ended June 30, 2023. The total capacity represents the balance as of December 31, 2022.

7. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Condensed Consolidated Statements of Financial Condition. As of

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
June 30, 2023, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of June 30, 2023 and December 31, 2022, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $902.4 million and $677.9 million, respectively.
Guarantees
The Company has entered into agreements with financial institutions to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund. As of June 30, 2023 and December 31, 2022, the Company’s maximum exposure to losses from guarantees was $76.7 million and $31.5 million, respectively.
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
The revenue target was achieved for one of the infrastructure debt funds during the fourth quarter of 2022. As of December 31, 2022, the fair value of the contingent liability related to this portion of the award was $21.8 million and the Company recorded $7.0 million within accrued compensation within the Condensed Consolidated Statements of Financial Condition. During the first quarter of 2023, the associated liability for this portion of the award was settled with a $3.4 million cash payment and the remaining amount equity-settled and reclassified to additional paid-in-capital. For the three and six months ended June 30, 2022, compensation expense of $2.2 million and $3.3 million, respectively, related to the achieved portion of the award is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.
As of June 30, 2023, the maximum contingent liability associated with the remaining Infrastructure Debt MIP is $15.0 million. As of June 30, 2023 and December 31, 2022, the fair value of the contingent liability was $13.7 million. As of June 30, 2023 and December 31, 2022, the Company has recorded $3.3 million and $2.2 million, respectively, within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense associated with the remaining Infrastructure Debt MIP of $0.6 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.
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
At June 30, 2023 and December 31, 2022, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $93.7 million and $128.4 million, respectively, of which approximately $73.5 million and $101.0 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of June 30, 2023 and December 31, 2022, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Leases

The Company leases primarily consists of operating leases for office space and certain office equipment. The Company’s leases have remaining lease terms of one to 11 years. The Company also has finance leases which are not material. The tables below present certain supplemental quantitative disclosures regarding the Company’s operating leases:

Maturity of operating lease liabilities	As of June 30, 2023
2023	$21,147
2024	46,864
2025	44,077
2026	32,275
2027	22,920
Thereafter	63,659
Total future payments	230,942
Less: interest	24,126
Total operating lease liabilities	$206,816

	Six months ended June 30,
Other information	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$22,724	$22,170
Leased assets obtained in exchange for new operating lease liabilities	37,277	5,066

	As of June 30,	As of December 31,
Lease term and discount rate	2023	2022
Weighted-average remaining lease terms (in years):	6.2	5.5
Weighted-average discount rate:	3.40%	2.72%

Operating lease expense was $10.4 million and $10.1 million for the three months ended June 30, 2023 and 2022, respectively, and $22.3 million and $20.1 million for the six months ended June 30, 2023 and 2022, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations.

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
The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of June 30,	As of December 31,
	2023	2022
Due from affiliates:
Management fees receivable from non-consolidated funds	$488,015	$456,314
Incentive fee receivable from non-consolidated funds	15,837	169,979
Payments made on behalf of and amounts due from non-consolidated funds and employees	139,592	132,179
Due from affiliates—Company	$643,444	$758,472
Amounts due from non-consolidated funds	$11,388	$15,789
Due from affiliates—Consolidated Funds	$11,388	$15,789
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$3,972	$8,701
Tax receivable agreement liability	132,463	118,466
Undistributed carried interest and incentive fees	48,668	121,332
Payments made by non-consolidated funds on behalf of and payable by the Company	7,050	4,299
Due to affiliates—Company	$192,153	$252,798
Amounts due to portfolio companies and non-consolidated funds	$920	$4,037
Due to affiliates—Consolidated Funds	$920	$4,037

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

9. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. For the three and six months ended June 30, 2023, the Company recorded income tax expense of $49.7 million and $83.5 million, respectively. For the three and six months ended June 30, 2022, the Company recorded income tax expense of $13.5 million and $33.9 million, respectively.

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s unaudited condensed consolidated financial statements. For the three and six months ended June 30, 2023 and 2022, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of June 30, 2023 and December 31, 2022, the Company recorded a net deferred tax asset of $14.8 million and $68.9 million, respectively, within other assets within the Condensed Consolidated Statements of Financial Condition.
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

For the three and six months ended June 30, 2023, the treasury stock method was the more dilutive method. For the three and six months ended June 30, 2022, the two-class method was the more dilutive method.

The computation of diluted earnings per share excludes the following restricted units and restricted units and AOG Units as their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Restricted units	—	—	4,131	—
AOG Units	120,137,310	—	119,391,357	—

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$144,514	$39,731	$238,553	$85,594
Distributions on unvested restricted units	(5,316)	(3,461)	(10,630)	(7,046)
Net income available to Class A and non-voting common stockholders	$139,198	$36,270	$227,923	$78,548
Basic weighted-average shares of Class A and non-voting common stock	182,999,515	175,157,558	180,998,934	174,694,645
Basic earnings per share of Class A and non-voting common stock	$0.75	$0.21	$1.25	$0.45

Diluted earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$144,514	$39,731	$238,553	$85,594
Distributions on unvested restricted units	—	(3,461)	—	(7,046)
Net income available to Class A and non-voting common stockholders	$144,514	$36,270	$238,553	$78,548
Effect of dilutive shares:
Restricted units	8,489,883	—	7,991,062	—
Options	2,568,643	—	3,171,820	—
Diluted weighted-average shares of Class A and non-voting common stock	194,058,041	175,157,558	192,161,816	174,694,645
Diluted earnings per share of Class A and non-voting common stock	$0.74	$0.21	$1.24	$0.45

Dividend declared and paid per Class A and non-voting common stock	$0.77	$0.61	$1.54	$1.22

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
11. EQUITY COMPENSATION
Equity Incentive Plan
In April 2023, the Company’s board of directors approved the Company’s 2023 Equity Incentive Plan (the “Equity Incentive Plan”), subject to approval by stockholders, to replace the Third Amended and Restated 2014 Equity Incentive Plan (“2014 Equity Incentive Plan”). The Equity Incentive Plan was approved by stockholders on June 12, 2023 and as of that date, the number of shares available for issuance under the Equity Incentive Plan was 69,122,318 and may increase on January 1 of each year, based on a formula set forth in the Equity Incentive Plan. No new equity-based compensation awards will be granted under the 2014 Equity Incentive Plan. As of June 30, 2023, 69,122,318 shares remained available for issuance under the Equity Incentive Plan.
Generally, unvested restricted units are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Restricted units	$62,282	$49,635	$131,533	$103,286

Restricted Units

Each restricted unit represents an unfunded, unsecured right of the holder to receive a share of the Company’s Class A common stock on a specific date. The restricted units generally vest and are settled in shares of Class A common stock either: (i) at a rate of one-third per year, beginning on the third anniversary of the grant date; (ii) at a rate of one quarter per year, beginning on the second anniversary of the grant date or the holder’s employment commencement date or (iii) at a rate of one-third per year, beginning on the first anniversary of the grant date, in each case generally subject to the holder’s continued employment as of the applicable vesting date (subject to accelerated vesting upon certain qualifying terminations of employment or retirement eligibility provisions). Compensation expense associated with restricted units is recognized on a straight-line basis over the requisite service period of the award.

Restricted units are delivered net of the holder’s payroll related taxes upon vesting. For the six months ended June 30, 2023, 3.4 million restricted units vested and 1.9 million shares of Class A common stock were delivered to the holders. For the six months ended June 30, 2022, 5.3 million restricted units vested and 2.9 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued as described in the subsequent sections, generally have the right to receive as current compensation an amount in cash equal to: (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). When units are forfeited, the cumulative amount of Dividend Equivalents previously paid is reclassified to compensation and benefits expense within the Condensed Consolidated Statements of Operations.

The following table summarizes the Company’s dividends declared and Dividend Equivalents paid during the six months ended June 30, 2023:

Record Date	Dividends Per Share	Dividend Equivalents Paid
March 17, 2023	$0.77	$12,032
June 16, 2023	0.77	11,874

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents unvested restricted units’ activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - December 31, 2022	16,662,999	$48.76
Granted	4,734,184	78.75
Vested	(3,427,972)	38.18
Forfeited	(183,028)	57.58
Balance - June 30, 2023	17,786,183	$58.69

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $776.2 million as of June 30, 2023 and is expected to be recognized over the remaining weighted average period of 3.6 years.

Options
Upon exercise, each option entitles the holders to purchase from the Company one share of Class A common stock at the stated exercise price. The term of the options is generally 10 years, beginning on the grant date.
A summary of options activity during the six months ended June 30, 2023 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - December 31, 2022	5,170,219	$19.00	1.3	$255,616
Exercised	(3,249,192)	19.00	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balance - June 30, 2023	1,921,027	$19.00	0.8	$149,475
Exercisable at June 30, 2023	1,921,027	$19.00	0.8	$149,475
Net cash proceeds from exercises of stock options were $53.1 million for the six months ended June 30, 2023. The Company realized tax benefits of approximately $30.9 million from those exercises.
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
In February 2023, the Company's board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $150 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2024. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the six months ended June 30, 2023 and 2022, the Company did not repurchase any shares as part of the stock repurchase program.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - December 31, 2022	173,892,036	3,489,911	1,000	117,231,288	294,614,235
Issuance of stock	1,391,426	—	—	—	1,391,426
Issuance of AOG Units(1)	—	—	—	3,473,026	3,473,026
Exchanges of AOG Units	1,029,993	—	—	(1,029,993)	—
Stock option exercises, net of shares withheld for tax	2,972,093	—	—	—	2,972,093
Vesting of restricted stock awards, net of shares withheld for tax	1,946,260	—	—	—	1,946,260
Balance - June 30, 2023	181,231,808	3,489,911	1,000	119,674,321	304,397,040

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

The following table presents each partner’s AOG Units and corresponding ownership interest in each of the Ares Operating Group entities, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities:

					Daily Average Ownership
	As of June 30, 2023		As of December 31, 2022		Three months ended June 30,		Six months ended June 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2023	2022	2023	2022
Ares Management Corporation	184,721,719	60.68%	177,381,947	60.21%	60.37%	59.66%	60.25%	59.58%
Ares Owners Holdings, L.P.	119,674,321	39.32	117,231,288	39.79	39.63	40.34	39.75	40.42
Total	304,396,040	100.00%	294,613,235	100.00%

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in Ares Operating Group entities:

Total
Balance - December 31, 2021	$96,008
Changes in ownership interests and related tax benefits	231
Net income	399
Currency translation adjustment, net of tax	(331)
Equity compensation	48
Distributions	(8)
Balance - March 31, 2022	96,347
Changes in ownership interests and related tax benefits	(1,445)
Net loss	(457)
Currency translation adjustment, net of tax	(996)
Equity compensation	77
Distributions	(8)
Balance - June 30, 2022	93,518
Changes in ownership interests and related tax benefits	1,214
Net income	93
Currency translation adjustment, net of tax	(933)
Equity compensation	77
Distributions	(1,861)
Balance - September 30, 2022	92,108
Net loss	(886)
Currency translation adjustment, net of tax	1,834
Equity compensation	83
Distribution	(10)
Balance - December 31, 2022	93,129
Changes in ownership interests and related tax benefits	(66,506)
Net loss	(1,824)
Currency translation adjustment, net of tax	(148)
Equity compensation	174
Distributions	(2,883)
Balance - March 31, 2023	21,942
Net income	734
Currency translation adjustment, net of tax	(159)
Balance- June 30, 2023	$22,517

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance - December 31, 2021	$1,000,000
Change in redemption value	—
Balance - March 31, 2022	1,000,000
Change in redemption value	—
Balance - June 30, 2022	1,000,000
Change in redemption value	4,994
Balance - September 30, 2022	1,004,994
Change in redemption value	8,288
Balance - December 31, 2022	1,013,282
Change in redemption value	10,504
Redemption	(538,985)
Balance - March 31, 2023	484,801
Gross proceeds from the initial public offering of AAC II	500,000
Change in redemption value	15,948
Balance - June 30, 2023	$1,000,749

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

Private Equity Group: The Private Equity Group broadly categorizes its investment strategies as corporate private equity and special opportunities. In the corporate private equity strategy, the Company targets four principal transactions types: (i) prudently leveraged control buyouts; (ii) growth equity; (iii) rescue capital and (iv) distressed-for-control. This differentiated strategy, together with the broad resources of the Ares platform, widens our universe of potential investment opportunities and allows us to remain active across various market environments and to be highly selective in making investments by identifying the most attractive relative value opportunities. In the special opportunities strategy, the Company employs a flexible capital strategy to finance debt and non-control equity solutions in middle market companies undergoing transformational change or stress. The strategy seeks to consistently invest in a range of private, special-situation opportunities and flex into distressed public market debt when attractive.

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

Secondaries Group: The Secondaries Group invests in secondary markets across a range of alternative asset class strategies, including private equity, real estate, infrastructure and credit. The Company acquires interests across a range of partnership vehicles, including funds, multi-asset portfolios and single asset joint ventures. Activities within each strategy include recapitalizing and restructuring the funds, including transactions that can address pending fund maturity, strategy change or the need for additional equity capital. The private equity secondaries strategy seeks to achieve attractive secondary cash flow and diversification characteristics by investing across the spectrum of private equity secondaries transactions, including through Ares Private Markets Fund (“APMF”). In the real estate secondaries strategy, the Company seeks broad diversification by property sector and geography and to drive investment results through underwriting, transaction structuring and portfolio construction. In the infrastructure secondaries strategy, the Company focuses on achieving diversification through a portfolio that provides inflation protection and exposure to uncorrelated assets. The credit secondaries strategy seeks to create a highly diversified portfolio of primarily senior secured private credit interests across North America and Europe, acquired directly or indirectly through secondary market transactions.

Other: Other represents a compilation of operating segments and strategic investments that seek to expand the Company’s reach and its scale in new and existing global markets but individually do not meet reporting thresholds. These results include activities from: (i) Ares Insurance Solutions (“AIS”), the Company’s insurance platform that provides solutions to insurance clients including asset management, capital solutions and corporate development and (ii) the SPACs sponsored by the Company, among others.

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
Fee related earnings (“FRE”) is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees and fee related performance revenues, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it excludes net performance income, investment income from our funds and adjusts for certain other items that the Company believes are not indicative of its core operating performance. Fee related performance revenues, together with fee related performance compensation, is presented within FRE because it represents incentive fees from perpetual capital vehicles that is measured and received on a recurring basis and not dependent on realization events from the underlying investments.
Realized income (“RI”) is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding: (i) operating results of the Consolidated Funds; (ii) depreciation and amortization expense; (iii) the effects of changes arising from corporate actions; (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance; and adjusting for certain other items that the Company believes are not indicative of operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets,

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. Placement fee adjustment represents the net portion of either expense deferral or amortization that is required to match the timing of expense recognition with the period over which management fees are expected to be earned from the associated fund for segment purposes but have been expensed up front in accordance with GAAP. For periods in which the amortization of placement fees for segment purposes is higher than the GAAP expense, the placement fee adjustment is presented as a reduction to RI. Management believes RI is a more appropriate metric to evaluate the Company’s current business operations.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended June 30, 2023
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$422,662	$55,518	$95,239	$41,785	$6,548	$621,752	$—	$621,752
Fee related performance revenues	222	—	334	298	—	854	—	854
Other fees	9,142	738	11,846	5	135	21,866	7,848	29,714
Compensation and benefits	(122,922)	(20,348)	(40,638)	(16,623)	(3,386)	(203,917)	(86,011)	(289,928)
General, administrative and other expenses	(23,443)	(7,734)	(10,863)	(4,151)	(588)	(46,779)	(49,467)	(96,246)
Fee related earnings	285,661	28,174	55,918	21,314	2,709	393,776	(127,630)	266,146
Performance income—realized	62,760	69,678	2,737	5,460	—	140,635	—	140,635
Performance related compensation—realized	(39,040)	(53,723)	(1,668)	(4,678)	—	(99,109)	—	(99,109)
Realized net performance income	23,720	15,955	1,069	782	—	41,526	—	41,526
Investment income (loss)—realized	17,565	2,084	(1,549)	—	—	18,100	—	18,100
Interest and other investment income—realized	5,672	1,863	2,393	182	1,839	11,949	328	12,277
Interest expense	(8,001)	(5,735)	(4,106)	(2,451)	(5,535)	(25,828)	(11)	(25,839)
Realized net investment income (loss)	15,236	(1,788)	(3,262)	(2,269)	(3,696)	4,221	317	4,538
Realized income	$324,617	$42,341	$53,725	$19,827	$(987)	$439,523	$(127,313)	$312,210

	Three months ended June 30, 2022
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$338,134	$47,396	$90,733	$46,201	$2,417	$524,881	$—	$524,881
Fee related performance revenues	275	—	965	—	—	1,240	—	1,240
Other fees	6,633	408	8,565	—	50	15,656	6,298	21,954
Compensation and benefits	(98,688)	(24,293)	(40,599)	(15,133)	(1,398)	(180,111)	(71,341)	(251,452)
General, administrative and other expenses	(19,445)	(7,880)	(10,639)	(2,957)	(698)	(41,619)	(35,225)	(76,844)
Fee related earnings	226,909	15,631	49,025	28,111	371	320,047	(100,268)	219,779
Performance income—realized	48,533	—	17,405	4,156	—	70,094	—	70,094
Performance related compensation—realized	(29,358)	—	(11,186)	(3,514)	—	(44,058)	—	(44,058)
Realized net performance income	19,175	—	6,219	642	—	26,036	—	26,036
Investment income (loss)—realized	1,607	672	432	—	(1)	2,710	—	2,710
Interest and other investment income (expense)—realized	6,682	195	2,640	2,200	5,219	16,936	(995)	15,941
Interest expense	(3,657)	(3,629)	(2,713)	(1,557)	(5,486)	(17,042)	(179)	(17,221)
Realized net investment income (loss)	4,632	(2,762)	359	643	(268)	2,604	(1,174)	1,430
Realized income	$250,716	$12,869	$55,603	$29,396	$103	$348,687	$(101,442)	$247,245

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2023
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$828,312	$110,175	$192,709	$81,648	$11,527	$1,224,371	$—	$1,224,371
Fee related performance revenues	822	—	334	3,569	—	4,725	—	4,725
Other fees	18,012	1,411	18,308	5	185	37,921	12,488	50,409
Compensation and benefits	(239,138)	(42,658)	(78,624)	(30,035)	(6,526)	(396,981)	(170,978)	(567,959)
General, administrative and other expenses	(45,038)	(17,300)	(23,147)	(8,443)	(1,196)	(95,124)	(95,639)	(190,763)
Fee related earnings	562,970	51,628	109,580	46,744	3,990	774,912	(254,129)	520,783
Performance income—realized	69,353	88,135	8,823	5,460	—	171,771	—	171,771
Performance related compensation—realized	(44,037)	(68,827)	(5,426)	(4,678)	—	(122,968)	—	(122,968)
Realized net performance income	25,316	19,308	3,397	782	—	48,803	—	48,803
Investment income (loss)—realized	18,071	2,963	(3,321)	—	170	17,883	—	17,883
Interest and other investment income—realized	12,090	3,724	4,214	1,407	8,187	29,622	236	29,858
Interest expense	(15,821)	(11,350)	(8,002)	(4,756)	(10,859)	(50,788)	(37)	(50,825)
Realized net investment income (loss)	14,340	(4,663)	(7,109)	(3,349)	(2,502)	(3,283)	199	(3,084)
Realized income	$602,626	$66,273	$105,868	$44,177	$1,488	$820,432	$(253,930)	$566,502

	Six months ended June 30, 2022
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$655,623	$93,353	$163,220	$90,705	$4,901	$1,007,802	$—	$1,007,802
Fee related performance revenues	12,628	—	1,323	—	—	13,951	—	13,951
Other fees	12,399	705	16,431	—	100	29,635	12,174	41,809
Compensation and benefits	(209,399)	(43,859)	(74,236)	(26,773)	(3,784)	(358,051)	(135,408)	(493,459)
General, administrative and other expenses	(37,638)	(14,168)	(18,276)	(6,035)	(928)	(77,045)	(67,609)	(144,654)
Fee related earnings	433,613	36,031	88,462	57,897	289	616,292	(190,843)	425,449
Performance income—realized	55,896	2,212	51,698	4,156	—	113,962	—	113,962
Performance related compensation—realized	(33,938)	(1,786)	(33,395)	(3,514)	—	(72,633)	—	(72,633)
Realized net performance income	21,958	426	18,303	642	—	41,329	—	41,329
Investment income—realized	2,022	2,275	3,885	—	860	9,042	—	9,042
Interest and other investment income (expense)—realized	12,410	1,697	5,417	2,844	5,220	27,588	(1,279)	26,309
Interest expense	(7,125)	(7,002)	(5,102)	(2,022)	(11,270)	(32,521)	(346)	(32,867)
Realized net investment income (loss)	7,307	(3,030)	4,200	822	(5,190)	4,109	(1,625)	2,484
Realized income	$462,878	$33,427	$110,965	$59,361	$(4,901)	$661,730	$(192,468)	$469,262

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Segment revenues
Management fees	$621,752	$524,881	$1,224,371	$1,007,802
Fee related performance revenues	854	1,240	4,725	13,951
Other fees	21,866	15,656	37,921	29,635
Performance income—realized	140,635	70,094	171,771	113,962
Total segment revenues	$785,107	$611,871	$1,438,788	$1,165,350
Segment expenses
Compensation and benefits	$203,917	$180,111	$396,981	$358,051
General, administrative and other expenses	46,779	41,619	95,124	77,045
Performance related compensation—realized	99,109	44,058	122,968	72,633
Total segment expenses	$349,805	$265,788	$615,073	$507,729
Segment realized net investment income (expense)
Investment income—realized	$18,100	$2,710	$17,883	$9,042
Interest and other investment income —realized	11,949	16,936	29,622	27,588
Interest expense	(25,828)	(17,042)	(50,788)	(32,521)
Total segment realized net investment income (expense)	$4,221	$2,604	$(3,283)	$4,109
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total consolidated revenue	$1,093,286	$601,430	$1,906,648	$1,316,429
Performance (income) loss—unrealized	(288,220)	24,149	(415,933)	(109,383)
Management fees of Consolidated Funds eliminated in consolidation	12,005	11,362	23,606	22,841
Performance income of Consolidated Funds eliminated in consolidation	3,946	—	7,491	34
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	2,135	4,315	6,978	9,084
Administrative fees(1)	(16,888)	(15,373)	(30,538)	(34,848)
OMG revenue	(7,848)	(6,417)	(12,488)	(12,293)
Principal investment (income) loss, net of eliminations	(6,888)	4,387	(29,646)	(3,939)
Net revenue of non-controlling interests in consolidated subsidiaries	(6,421)	(11,982)	(17,330)	(22,575)
Total consolidation adjustments and reconciling items	(308,179)	10,441	(467,860)	(151,079)
Total segment revenue	$785,107	$611,871	$1,438,788	$1,165,350

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated expenses to segment expenses:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total consolidated expenses	$837,738	$552,868	$1,466,374	$1,164,552
Performance related compensation-unrealized	(215,496)	8,549	(300,646)	(82,649)
Expenses of Consolidated Funds added in consolidation	(25,395)	(24,865)	(45,036)	(40,942)
Expenses of Consolidated Funds eliminated in consolidation	12,171	11,638	24,303	23,202
Administrative fees(1)	(16,890)	(15,958)	(30,167)	(34,848)
OMG expenses	(135,478)	(106,566)	(266,617)	(203,017)
Acquisition and merger-related expense	(2,757)	(1,152)	(7,712)	(10,194)
Equity compensation expense	(62,282)	(49,559)	(131,359)	(103,161)
Acquisition-related compensation expense(2)	(600)	(59,491)	(1,242)	(107,492)
Placement fee adjustment	3,744	1,425	6,976	2,118
Depreciation and amortization expense	(42,991)	(40,330)	(88,650)	(78,456)
Expense of non-controlling interests in consolidated subsidiaries	(1,959)	(10,771)	(11,151)	(21,384)
Total consolidation adjustments and reconciling items	(487,933)	(287,080)	(851,301)	(656,823)
Total segment expenses	$349,805	$265,788	$615,073	$507,729

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

The following table reconciles the Company’s consolidated other income to segment realized net investment income:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total consolidated other income	$126,421	$18,504	$182,817	$76,498
Investment (income) loss—unrealized	(43,939)	2,084	(72,924)	9,938
Interest and other investment (income) loss—unrealized	4,310	(6,029)	4,518	(12,061)
Other income from Consolidated Funds added in consolidation, net	(146,934)	(27,570)	(209,851)	(94,418)
Other expense from Consolidated Funds eliminated in consolidation, net	(10,492)	(4,215)	(14,943)	(11,733)
OMG other expense	1,153	1,091	1,804	5,684
Principal investment income	65,242	13,493	100,699	27,983
Other expense, net	212	13	303	1,994
Other loss of non-controlling interests in consolidated subsidiaries	8,248	5,233	4,294	224
Total consolidation adjustments and reconciling items	(122,200)	(15,900)	(186,100)	(72,389)
Total segment realized net investment income (expense)	$4,221	$2,604	$(3,283)	$4,109

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Income before taxes	$381,969	$67,066	$623,091	$228,375
Adjustments:
Depreciation and amortization expense	42,991	40,330	88,650	78,456
Equity compensation expense	62,284	50,144	130,988	103,161
Acquisition-related compensation expense(1)	600	59,491	1,242	107,492
Acquisition and merger-related expense	2,757	1,152	7,712	10,194
Placement fee adjustment	(3,744)	(1,425)	(6,976)	(2,118)
OMG expense, net	128,783	101,241	255,933	196,409
Other expense, net	212	12	303	1,993
(Income) loss before taxes of non-controlling interests in consolidated subsidiaries	3,786	4,022	(1,885)	(967)
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(67,762)	14,999	(94,933)	(32,408)
Total performance (income) loss—unrealized	(288,220)	24,149	(415,933)	(109,383)
Total performance related compensation—unrealized	215,496	(8,549)	300,646	82,649
Total investment income—unrealized	(39,629)	(3,945)	(68,406)	(2,123)
Realized income	439,523	348,687	820,432	661,730
Total performance income—realized	(140,635)	(70,094)	(171,771)	(113,962)
Total performance related compensation—realized	99,109	44,058	122,968	72,633
Total investment (income) loss—realized	(4,221)	(2,604)	3,283	(4,109)
Fee related earnings	$393,776	$320,047	$774,912	$616,292

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
14. CONSOLIDATION
Deconsolidated Funds
Certain funds that have historically been consolidated in the financial statements that are no longer consolidated because, as of the reporting period: (a) such funds have been liquidated or dissolved; or (b) the Company is no longer deemed to be the primary beneficiary of the VIEs as it no longer has a significant economic interest. During the six months ended June 30, 2023, one private fund experienced a significant change in ownership that resulted in deconsolidation of the entity. During the six months ended June 30, 2022, the Company did not deconsolidate any entity.

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

	As of June 30,	As of December 31,
	2023	2022
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs(1)	$410,725	$393,549
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs(1)	786,662	537,239
Assets of consolidated VIEs	14,186,814	13,128,088
Liabilities of consolidated VIEs	12,443,170	11,593,867

(1)As of June 30, 2023 and December 31, 2022, the Company’s maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs and totaled $77.9 million and $82.0 million, respectively.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to non-controlling interests related to consolidated VIEs	$63,461	$(18,725)	$100,592	$19,737

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of June 30, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$276,827	$—	$—	$276,827
Investments (includes $3,524,644 of accrued carried interest)	5,272,838	—	(806,612)	4,466,226
Due from affiliates	766,101	—	(122,657)	643,444
Other assets	252,646	—	—	252,646
Right-of-use operating lease assets	170,911	—	—	170,911
Intangible assets, net	1,130,673	—	—	1,130,673
Goodwill	998,020	—	—	998,020
Assets of Consolidated Funds
Cash and cash equivalents	—	812,164	—	812,164
Investments held in trust account	—	1,000,949	—	1,000,949
Investments, at fair value	—	13,090,939	—	13,090,939
Due from affiliates	—	22,432	(11,044)	11,388
Receivable for securities sold	—	197,729	—	197,729
Other assets	—	66,890	—	66,890
Total assets	$8,868,016	$15,191,103	$(940,313)	$23,118,806
Liabilities
Accounts payable, accrued expenses and other liabilities	$278,207	$—	$(11,009)	$267,198
Accrued compensation	250,790	—	—	250,790
Due to affiliates	192,153	—	—	192,153
Performance related compensation payable	2,579,564	—	—	2,579,564
Debt obligations	2,299,731	—	—	2,299,731
Operating lease liabilities	206,816	—	—	206,816
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	237,560	(12,266)	225,294
Due to affiliates	—	123,612	(122,692)	920
Payable for securities purchased	—	554,555	—	554,555
CLO loan obligations, at fair value	—	11,557,946	(96,947)	11,460,999
Fund borrowings	—	65,050	—	65,050
Total liabilities	5,807,261	12,538,723	(242,914)	18,103,070
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,000,749	—	1,000,749
Redeemable interest in Ares Operating Group entities	22,517	—	—	22,517
Non-controlling interest in Consolidated Funds	—	1,651,631	(680,322)	971,309
Non-controlling interest in Ares Operating Group entities	1,277,871	—	(6,714)	1,271,157
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (181,231,808 shares issued and outstanding)	1,812	—	—	1,812
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (119,674,321 shares issued and outstanding)	1,197	—	—	1,197
Additional paid-in-capital	2,192,536	—	(10,363)	2,182,173
Accumulated deficit	(425,526)	—	—	(425,526)
Accumulated other comprehensive loss, net of tax	(9,687)	—	—	(9,687)
Total stockholders’ equity	1,760,367	—	(10,363)	1,750,004
Total equity	3,038,238	1,651,631	(697,399)	3,992,470
Total liabilities, redeemable interest, non-controlling interests and equity	$8,868,016	$15,191,103	$(940,313)	$23,118,806

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended June 30, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$627,276	$—	$(12,005)	$615,271
Carried interest allocation	422,412	—	(3,946)	418,466
Incentive fees	7,950	—	—	7,950
Principal investment income	65,242	—	(58,354)	6,888
Administrative, transaction and other fees	46,846	—	(2,135)	44,711
Total revenues	1,169,726	—	(76,440)	1,093,286
Expenses
Compensation and benefits	367,550	—	—	367,550
Performance related compensation	315,780	—	—	315,780
General, administrative and other expense	141,184	—	(31)	141,153
Expenses of the Consolidated Funds	—	25,395	(12,140)	13,255
Total expenses	824,514	25,395	(12,171)	837,738
Other income (expense)
Net realized and unrealized gains (losses) on investments	(4,555)	—	10,036	5,481
Interest and dividend income	5,487	—	(2,797)	2,690
Interest expense	(25,839)	—	—	(25,839)
Other expense, net	(6,098)	—	211	(5,887)
Net realized and unrealized gains on investments of the Consolidated Funds	—	96,288	2,138	98,426
Interest and other income of the Consolidated Funds	—	234,665	(211)	234,454
Interest expense of the Consolidated Funds	—	(184,019)	1,115	(182,904)
Total other income (expense), net	(31,005)	146,934	10,492	126,421
Income before taxes	314,207	121,539	(53,777)	381,969
Income tax expense	49,633	81	—	49,714
Net income	264,574	121,458	(53,777)	332,255
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	121,458	(53,777)	67,681
Net income attributable to Ares Operating Group entities	264,574	—	—	264,574
Less: Net income attributable to redeemable interest in Ares Operating Group entities	734	—	—	734
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	119,326	—	—	119,326
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$144,514	$—	$—	$144,514

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,239,393	$—	$(23,606)	$1,215,787
Carried interest allocation	577,307	—	(7,353)	569,954
Incentive fees	17,011	—	(138)	16,873
Principal investment income	100,699	—	(71,053)	29,646
Administrative, transaction and other fees	81,366	—	(6,978)	74,388
Total revenues	2,015,776	—	(109,128)	1,906,648
Expenses
Compensation and benefits	728,331	—	—	728,331
Performance related compensation	427,438	—	—	427,438
General, administrative and other expense	289,872	—	(374)	289,498
Expenses of the Consolidated Funds	—	45,036	(23,929)	21,107
Total expenses	1,445,641	45,036	(24,303)	1,466,374
Other income (expense)
Net realized and unrealized gains on investments	3,297	—	3,699	6,996
Interest and dividend income	12,663	—	(6,134)	6,529
Interest expense	(50,825)	—	—	(50,825)
Other expense, net	(7,112)	—	302	(6,810)
Net realized and unrealized gains on investments of the Consolidated Funds	—	94,219	14,907	109,126
Interest and other income of the Consolidated Funds	—	457,694	(302)	457,392
Interest expense of the Consolidated Funds	—	(342,062)	2,471	(339,591)
Total other income (expense), net	(41,977)	209,851	14,943	182,817
Income before taxes	528,158	164,815	(69,882)	623,091
Income tax expense	82,961	559	—	83,520
Net income	445,197	164,256	(69,882)	539,571
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	164,256	(69,882)	94,374
Net income attributable to Ares Operating Group entities	445,197	—	—	445,197
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(1,090)	—	—	(1,090)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	207,734	—	—	207,734
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$238,553	$—	$—	$238,553

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,020,733	$—	$(22,841)	$997,892
Carried interest allocation	225,593	—	—	225,593
Incentive fees	21,131	—	(34)	21,097
Principal investment income	27,983	—	(24,044)	3,939
Administrative, transaction and other fees	76,992	—	(9,084)	67,908
Total revenues	1,372,432	—	(56,003)	1,316,429
Expenses
Compensation and benefits	729,612	—	—	729,612
Performance related compensation	173,884	—	—	173,884
General, administrative and other expense	243,316	—	(227)	243,089
Expenses of the Consolidated Funds	—	40,942	(22,975)	17,967
Total expenses	1,146,812	40,942	(23,202)	1,164,552
Other income (expense)
Net realized and unrealized gains (losses) on investments	(15,359)	—	21,693	6,334
Interest and dividend income	11,785	—	(8,807)	2,978
Interest expense	(32,867)	—	—	(32,867)
Other income, net	6,788	—	805	7,593
Net realized and unrealized gains on investments of the Consolidated Funds	—	16,205	(8,144)	8,061
Interest and other income of the Consolidated Funds	—	238,470	(805)	237,665
Interest expense of the Consolidated Funds	—	(160,257)	6,991	(153,266)
Total other income (expense), net	(29,653)	94,418	11,733	76,498
Income before taxes	195,967	53,476	(21,068)	228,375
Income tax expense	33,823	48	—	33,871
Net income	162,144	53,428	(21,068)	194,504
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	53,428	(21,068)	32,360
Net income attributable to Ares Operating Group entities	162,144	—	—	162,144
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(58)	—	—	(58)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	76,608	—	—	76,608
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$85,594	$—	$—	$85,594

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$445,197	$164,256	$(69,882)	$539,571
Adjustments to reconcile net income to net cash provided by operating activities	(108,264)	—	258,037	149,773
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(869,324)	(14,907)	(884,231)
Cash flows due to changes in operating assets and liabilities	130,743	—	(61,317)	69,426
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	144,378	(10,397)	133,981
Net cash provided by (used in) operating activities	467,676	(560,690)	101,534	8,520
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(21,127)	—	—	(21,127)
Net cash used in investing activities	(21,127)	—	—	(21,127)
Cash flows from financing activities:
Proceeds from Credit Facility	495,000	—	—	495,000
Repayments of Credit Facility	(470,000)	—	—	(470,000)
Dividends and distributions	(510,501)	—	—	(510,501)
Stock option exercises	53,140	—	—	53,140
Taxes paid related to net share settlement of equity awards	(133,570)	—	—	(133,570)
Other financing activities	1,554	—	—	1,554
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	880,426	(199,435)	680,991
Distributions to non-controlling interests in Consolidated Funds	—	(46,303)	10,378	(35,925)
Redemptions of redeemable interests in Consolidated Funds	—	(538,985)	—	(538,985)
Borrowings under loan obligations by Consolidated Funds	—	535,464	—	535,464
Repayments under loan obligations by Consolidated Funds	—	(174,669)	—	(174,669)
Net cash provided by (used in) financing activities	(564,377)	655,933	(189,057)	(97,501)
Effect of exchange rate changes	4,668	(7,720)	—	(3,052)
Net change in cash and cash equivalents	(113,160)	87,523	(87,523)	(113,160)
Cash and cash equivalents, beginning of period	389,987	724,641	(724,641)	389,987
Cash and cash equivalents, end of period	$276,827	$812,164	$(812,164)	$276,827
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisition-related activity	$116,101	$—	$—	$116,101
Issuance of AOG Units in connection with settlement of management incentive program	$245,647	$—	$—	$245,647

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$162,144	$53,428	$(21,068)	$194,504
Adjustments to reconcile net income to net cash provided by operating activities	147,828	—	(86,755)	61,073
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(863,947)	8,144	(855,803)
Cash flows due to changes in operating assets and liabilities	48,203	—	108,957	157,160
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	(255,233)	130,101	(125,132)
Net cash provided by (used in) operating activities	358,175	(1,065,752)	139,379	(568,198)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(18,448)	—	—	(18,448)
Acquisitions, net of cash acquired	(301,677)	—	—	(301,677)
Net cash used in investing activities	(320,125)	—	—	(320,125)
Cash flows from financing activities:
Proceeds from Credit Facility	700,000	—	—	700,000
Proceeds from senior notes	488,915	—	—	488,915
Repayments of Credit Facility	(720,000)	—	—	(720,000)
Dividends and distributions	(406,366)	—	—	(406,366)
Stock option exercises	8,644	—	—	8,644
Taxes paid related to net share settlement of equity awards	(189,485)	—	—	(189,485)
Other financing activities	1,834	—	—	1,834
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	242,975	(24,695)	218,280
Distributions to non-controlling interests in Consolidated Funds	—	(164,035)	110,397	(53,638)
Borrowings under loan obligations by Consolidated Funds	—	814,183	—	814,183
Repayments under loan obligations by Consolidated Funds	—	(46,873)	—	(46,873)
Net cash provided by (used in) financing activities	(116,458)	846,250	85,702	815,494
Effect of exchange rate changes	(12,380)	(5,579)	—	(17,959)
Net change in cash and cash equivalents	(90,788)	(225,081)	225,081	(90,788)
Cash and cash equivalents, beginning of period	343,655	1,049,191	(1,049,191)	343,655
Cash and cash equivalents, end of period	$252,867	$824,110	$(824,110)	$252,867
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisition-related activity	$12,835	$—	$—	$12,835

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
15. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after June 30, 2023 through the date the unaudited condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In July 2023, the Company’s board of directors declared a quarterly dividend of $0.77 per share of Class A and non-voting common stock payable on September 29, 2023 to common stockholders of record at the close of business on September 15, 2023.

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

Period-over-period analysis of current year compared to prior year may be deemed to be not meaningful and is designated as “NM” within the discussion and analysis of financial condition and results of operations.

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the three months ended June 30, 2023, approximately 95% of our management fees were derived from perpetual capital vehicles and long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results from operations, including the fair value of our AUM, are affected by a variety of factors. Conditions in the global financial markets and economic and political environments may impact our business, particularly in the U.S., Western Europe and Asia.

    The following table presents returns of selected market indices:

			Returns (%)
Type of Index	Name of Index	Region	Three months ended June 30, 2023	Six months ended June 30, 2023
High yield bonds	ICE BAML High Yield Master II Index	U.S.	1.6	5.4
High yield bonds	ICE BAML European Currency High Yield Index	Europe	1.5	4.3
Leveraged loans	Credit Suisse Leveraged Loan Index (“CSLLI”)	U.S.	3.1	6.3
Leveraged loans	Credit Suisse Western European Leveraged Loan Index	Europe	3.0	6.7
Equities	S&P 500 Index	U.S.	8.7	16.9
Equities	MSCI All Country World Ex-U.S. Index	Non-U.S.	3.3	11.8
Real estate equities	FTSE NAREIT All Equity REITs Index	U.S.	1.2	3.0
Real estate equities	FTSE EPRA/NAREIT Developed Europe Index	Europe	(3.1)	(7.5)

Global markets rallied during the first half of 2023, driven by normalization of the macroeconomic environment. Leveraged credit spreads continued to tighten as interest rates and inflationary pressures have showed signs of moderation and private credit activity remained resilient throughout the quarter as there has been consistent demand for alternative sources of capital.

Volatility in the private equity markets continued due to elevated interest rates, which impacts the cost of financing available for leveraged buyout transactions. Valuations also continue to experience downward pressure from the macroeconomic environment. The current market environment has had a more pronounced negative impact on certain industries, including energy and retail, which are industries in which some of our funds have made investments. As of June 30, 2023, we had minimal exposure as 1.4% of our total AUM was invested in the energy sector (of which 1.2% of our total AUM was invested in midstream investments and also includes oil and gas exploration) and 2.3% of our total AUM was invested in the retail sector. We believe that the current environment could lead to opportunities for distressed investments. Continued asset selectivity, portfolio diversification and a differentiated view to drive value creation, will be instrumental in delivering attractive returns to investors.

The commercial real estate markets continued to be impacted by the macroeconomic environment in the first half of 2023, particularly in Europe with the ongoing war in Ukraine continuing to influence investor sentiment. Pan-European and U.S. real estate deal activity was subdued with limited transactional liquidity. Property valuations remain depressed with capitalization rate compressions waning and yields widening. However, we believe certain of these market trends will be offset by continued strong fundamentals, such as occupancy and rental rates, in certain property types, including multifamily and industrial.

We believe our portfolios across all strategies are well positioned for a rising interest rate environment. On a market value basis, approximately 87% of our debt assets and 58% of our total assets were floating rate instruments as of June 30, 2023.

Recent Transactions

On July 17, 2023, Ares entered into a definitive agreement to acquire 100% of Crescent Point Capital, a leading Asia-focused private equity firm with approximately $3.8 billion of AUM as of March 31, 2023. The transaction is expected to close in the fourth quarter of 2023 and is subject to customary closing conditions, including regulatory approvals.

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

The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other(1)	Total AUM
Balance at 3/31/2023	$235,143	$34,647	$64,114	$22,894	$3,497	$360,295
Net new par/equity commitments	9,936	—	1,824	142	2,493	14,395
Net new debt commitments	2,835	—	150	—	—	2,985
Capital reductions	(352)	(2)	(1)	—	—	(355)
Distributions	(1,882)	(473)	(1,314)	(129)	(112)	(3,910)
Redemptions	(434)	—	(418)	—	—	(852)
Net allocations among investment strategies	1,739	—	—	—	(1,739)	—
Change in fund value	3,156	1,281	416	95	67	5,015
Balance at 6/30/2023	$250,141	$35,453	$64,771	$23,002	$4,206	$377,573

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total AUM
Balance at 3/31/2022	$206,706	$33,565	$58,527	$23,468	$2,753	$325,019
Net new par/equity commitments	5,203	230	3,365	865	604	10,267
Net new debt commitments	4,183	—	1,444	—	—	5,627
Capital reductions	(58)	(202)	(34)	—	—	(294)
Distributions	(944)	(138)	(887)	(551)	(62)	(2,582)
Redemptions	(394)	—	(83)	—	—	(477)
Net allocations among investment strategies	443	—	—	—	(443)	—
Change in fund value	(3,409)	(43)	245	110	(150)	(3,247)
Balance at 6/30/2022	$211,730	$33,412	$62,577	$23,892	$2,702	$334,313

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other(1)	Total AUM
Balance at 12/31/2022	$225,579	$34,749	$66,061	$21,961	$3,647	$351,997
Net new par/equity commitments	18,977	50	2,589	1,389	4,139	27,144
Net new debt commitments	4,258	—	150	—	—	4,408
Capital reductions	(2,433)	(5)	(405)	—	—	(2,843)
Distributions	(3,409)	(800)	(2,976)	(554)	(198)	(7,937)
Redemptions	(1,810)	—	(956)	—	(539)	(3,305)
Net allocations among investment strategies	2,554	—	—	—	(2,554)	—
Change in fund value	6,425	1,459	308	206	(289)	8,109
Balance at 6/30/2023	$250,141	$35,453	$64,771	$23,002	$4,206	$377,573

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total AUM
Balance at 12/31/2021	$201,405	$33,404	$45,919	$22,119	$2,928	$305,775
Acquisitions	—	—	8,184	199	—	8,383
Net new par/equity commitments	10,427	800	6,423	1,945	722	20,317
Net new debt commitments	6,523	—	2,549	—	—	9,072
Capital reductions	(460)	(204)	(297)	—	—	(961)
Distributions	(2,071)	(521)	(2,015)	(1,126)	(90)	(5,823)
Redemptions	(804)	—	(219)	—	—	(1,023)
Net allocations among investment strategies	573	—	—	—	(573)	—
Change in fund value	(3,863)	(67)	2,033	755	(285)	(1,427)
Balance at 6/30/2022	$211,730	$33,412	$62,577	$23,892	$2,702	$334,313

(1) Equity commitments and distributions reported during the first quarter of 2023 were each overstated by $1.8 billion for our insurance platform presented within Other. These amounts have been properly reflected in the current period and had no impact on AUM, FPAUM, net flows or any other amounts for any period presented.

The components of our AUM are presented below ($ in billions):

AUM: $377.6	AUM: $334.3

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $14.9 billion and $12.4 billion of AUM of funds from which we indirectly earn management fees as of June 30, 2023 and 2022, respectively and includes $3.6 billion and $3.4 billion of non-fee paying AUM based on our general partner commitment as of June 30, 2023 and 2022, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management
FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.
The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other(1)	Total
Balance at 3/31/2023	$153,749	$18,750	$40,928	$17,747	$2,735	$233,909
Commitments	1,444	—	870	136	1,975	4,425
Deployment/subscriptions/increase in leverage	6,315	901	988	193	(118)	8,279
Capital reductions	(347)	—	(50)	—	—	(397)
Distributions	(1,931)	(693)	(1,096)	(73)	(104)	(3,897)
Redemptions	(473)	—	(431)	—	—	(904)
Net allocations among investment strategies	1,770	—	—	—	(1,770)	—
Change in fund value	1,224	—	(173)	(220)	57	888
Change in fee basis	—	(4)	98	12	—	106
Balance at 6/30/2023	$161,751	$18,954	$41,134	$17,795	$2,775	$242,409

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total
Balance at 3/31/2022	$126,861	$16,141	$36,127	$18,070	$1,847	$199,046
Commitments	3,796	—	2,077	811	587	7,271
Deployment/subscriptions/increase in leverage	8,986	2,099	1,522	251	(38)	12,820
Capital reductions	(415)	—	(90)	—	—	(505)
Distributions	(1,133)	(530)	(370)	(388)	(46)	(2,467)
Redemptions	(476)	—	(91)	—	—	(567)
Net allocations among investment strategies	403	—	—	—	(403)	—
Change in fund value	(2,591)	(3)	56	179	(317)	(2,676)
Change in fee basis	(8)	(16)	—	(1,369)	(238)	(1,631)
Balance at 6/30/2022	$135,423	$17,691	$39,231	$17,554	$1,392	$211,291

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other(1)	Total
Balance at 12/31/2022	$151,275	$18,447	$41,607	$17,668	$2,064	$231,061
Commitments	2,526	—	1,467	243	3,621	7,857
Deployment/subscriptions/increase in leverage	10,595	1,604	1,210	299	49	13,757
Capital reductions	(1,881)	—	(329)	—	—	(2,210)
Distributions	(4,066)	(1,093)	(1,730)	(266)	(190)	(7,345)
Redemptions	(1,850)	—	(969)	—	—	(2,819)
Net allocations among investment strategies	2,586	—	—	—	(2,586)	—
Change in fund value	2,566	—	(220)	(112)	(183)	2,051
Change in fee basis	—	(4)	98	(37)	—	57
Balance at 6/30/2023	$161,751	$18,954	$41,134	$17,795	$2,775	$242,409

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total
Balance at 12/31/2021	$122,110	$16,689	$28,615	$18,364	$2,067	$187,845
Acquisitions	—	—	4,855	131	—	4,986
Commitments	7,391	—	4,261	1,508	706	13,866
Deployment/subscriptions/increase in leverage	16,360	2,213	2,432	320	(38)	21,287
Capital reductions	(3,011)	—	(91)	—	—	(3,102)
Distributions	(3,062)	(975)	(1,261)	(861)	(74)	(6,233)
Redemptions	(872)	—	(229)	—	—	(1,101)
Net allocations among investment strategies	503	—	—	—	(503)	—
Change in fund value	(3,153)	(2)	1,476	918	(528)	(1,289)
Change in fee basis	(843)	(234)	(827)	(2,826)	(238)	(4,968)
Balance at 6/30/2022	$135,423	$17,691	$39,231	$17,554	$1,392	$211,291

(1) Commitments and distributions reported during the first quarter of 2023 were each overstated by $1.8 billion for our insurance platform presented within Other. These amounts have been properly reflected in the current period and had no impact on AUM, FPAUM, net flows or any other amounts for any period presented.

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $242.4	FPAUM: $211.3

Invested capital/other(1)	Market value(2)	Collateral balances (at par)	Capital commitments

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $56.2 billion and $54.0 billion from funds that primarily invest in illiquid strategies as of June 30, 2023 and 2022, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

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
The charts below present our IEAUM and IGAUM by segment ($ in billions):

Incentive Eligible AUM

$221.7
$1.4
$13.6
$40.1
$34.0
$132.6
$195.1
$1.0
$13.9
$36.4
$32.2
$111.6
6/30/2023
6/30/2022

Incentive Generating AUM

$103.8
$0.4
$6.3
$16.0
$21.3
$59.8
$92.0
$6.0
$24.5
$19.6
$41.9
6/30/2023
6/30/2022

Credit	Private Equity	Real Assets	Secondaries	Other

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Private Equity	Real Assets	Secondaries	Other

As of June 30, 2023, AUM Not Yet Paying Fees includes $55.6 billion of AUM available for future deployment that could generate approximately $551.6 million in potential incremental annual management fees. As of June 30, 2022, AUM Not Yet Paying Fees included $52.7 billion of AUM available for future deployment that could generate approximately $505.2 million in potential incremental annual management fees.

The chart below presents our perpetual capital AUM by segment and type ($ in billions):

Perpetual Capital AUM
$99.5
$3.2
$0.5
$27.7
$68.1
$86.7
$1.7
$0.2
$27.5
$57.3
6/30/2023
6/30/2022
Credit
Real Assets
Secondaries
Other

Perpetual Capital by Type
$99.5
$19.7
$25.0
$25.0
$29.8
$86.7
$16.4
$19.6
$21.4
$29.3
6/30/2023
6/30/2022
Publicly-Traded Vehicles
Managed Accounts
Private Commingled Vehicles
Non-Traded Vehicles

As of June 30, 2023, perpetual capital IGAUM generating fee related performance revenues totaled $14.8 billion, composed of $13.7 billion within the Credit Group, $0.7 billion within the Real Assets Group and $0.4 billion within the Secondaries Group. Fee related performance revenues are not recognized by us until such fees are crystallized and no longer subject to reversal. As of June 30, 2022, perpetual capital IGAUM from which we generated fee related performance revenues totaled $19.0 billion, composed of $9.7 billion within the Credit Group and $9.3 billion within the Real Assets Group.
Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For both the three months ended June 30, 2023 and 2022, 95% of management fees were earned from perpetual capital or long-dated funds. The charts below present the composition of our segment management fees by the initial fund duration:

Perpetual Capital - Publicly-Traded Vehicles	Perpetual Capital - Managed Accounts	Perpetual Capital - Private Commingled Vehicles	Perpetual Capital - Non-Traded Vehicles	Long-Dated Funds(1)	Other

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

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 4% of our AUM as of June 30, 2023, 2% of our management fees and 1% of our carried interest and incentive fees for the six months ended June 30, 2023. As of June 30, 2023, we consolidated 26 CLOs, nine private funds and two SPACs, and as of June 30, 2022, we consolidated 24 CLOs, 10 private funds and one SPAC.
The activity of the Consolidated Funds is reflected within the unaudited condensed consolidated financial statement line items indicated by reference thereto. The impact of the Consolidated Funds also typically will decrease management fees, carried interest allocation and incentive fees reported under GAAP to the extent these amounts are eliminated upon consolidation.
The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity, except where accounting for a redemption or liquidation preference requires the reallocation of ownership based on specific terms of a profit sharing agreement. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as redeemable and non-controlling interests in the Consolidated Funds within our unaudited condensed consolidated financial statements. Redeemable interest in Consolidated Funds represent the shares issued by Ares Acquisition Corporation (NYSE: AAC) (“AAC I”) and Ares Acquisition Corporation II (NYSE: AACT) (“AAC II”), our sponsored SPACs, that are redeemable for cash by the public shareholders in connection with their failure to complete a business combination or tender offer associated with stockholder approval provisions.
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the six months ended June 30, 2023, we deconsolidated one private fund as a result of significant change in ownership. During the six months ended June 30, 2022, we did not deconsolidate any entities.
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

The following table presents our summarized consolidated results of operations ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Total revenues	$1,093,286	$601,430	$491,856	82%	$1,906,648	$1,316,429	$590,219	45%
Total expenses	(837,738)	(552,868)	(284,870)	(52)	(1,466,374)	(1,164,552)	(301,822)	(26)
Total other income, net	126,421	18,504	107,917	NM	182,817	76,498	106,319	139
Income tax expense	(49,714)	(13,460)	(36,254)	(269)	(83,520)	(33,871)	(49,649)	(147)
Net income	332,255	53,606	278,649	NM	539,571	194,504	345,067	177
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	67,681	(15,022)	82,703	NM	94,374	32,360	62,014	192
Net income attributable to Ares Operating Group entities	264,574	68,628	195,946	286	445,197	162,144	283,053	175
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	734	(457)	1,191	NM	(1,090)	(58)	(1,032)	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	119,326	29,354	89,972	NM	207,734	76,608	131,126	171
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$144,514	$39,731	104,783	264	$238,553	$85,594	152,959	179

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues.

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues
Management fees	$615,271	$520,560	$94,711	18%	$1,215,787	$997,892	$217,895	22%
Carried interest allocation	418,466	47,304	371,162	NM	569,954	225,593	344,361	153
Incentive fees	7,950	4,675	3,275	70	16,873	21,097	(4,224)	(20)
Principal investment income (loss)	6,888	(4,387)	11,275	NM	29,646	3,939	25,707	NM
Administrative, transaction and other fees	44,711	33,278	11,433	34	74,388	67,908	6,480	10
Total revenues	$1,093,286	$601,430	491,856	82	$1,906,648	$1,316,429	590,219	45
Management Fees. Capital deployment in direct lending funds within the Credit Group led to a rise in FPAUM and additional management fees of $38.0 million and $79.8 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022. Part I Fees contributed to an increase of $29.8 million and $65.0 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 primarily due to an increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in the average size of their portfolios and the impact of rising interest rates, given their primarily floating-rate loan portfolios. Within the Real Assets Group, the non-traded REITs contributed additional fees of $3.8 million and $11.8 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 from additional capital raised. In addition, the acquisition of AMP Capital’s infrastructure debt platform (the “Infrastructure Debt Acquisition”), which was completed on February 10, 2022, contributed additional fees of $2.1 million and $8.1 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”
Carried Interest Allocation. The activity was principally composed of the following ($ in millions):

	Three months ended June 30, 2023	Primary Drivers	Three months ended June 30, 2022	Primary Drivers
Credit funds	$106.4	Primarily from three direct lending funds and one alternative credit fund with $22.1 billion of IGAUM generating returns in excess of their hurdle rates. Ares Capital Europe V, L.P. (“ACE V”) generated carried interest allocation of $33.9 million driven by net investment income on an increasing invested capital base. Ares Pathfinder Fund, L.P. (“Pathfinder”) generated carried interest allocation of $31.2 million driven by market appreciation of certain investments and net investment income during the period. Ares Capital Europe IV, L.P. (“ACE IV”) and Ares Private Credit Solutions, L.P. (“PCS I”) generated carried interest allocation of $16.1 million and $7.9 million, respectively, primarily driven by net investment income during the period. Our credit funds have benefited from rising interest rates on predominately floating-rate loans.	$17.3	Primarily from three direct lending funds and one alternative credit fund with $17.1 billion of IGAUM generating returns in excess of their hurdle rates. ACE V generated $15.7 million of carried interest allocation driven by net investment income on an increasing invested capital base. ACE IV and Ares Capital Europe III, L.P. (“ACE III”) generated carried interest allocation of $10.7 million and $2.4 million, respectively, driven by net investment income during the period. Pathfinder generated carried interest allocation of $10.9 million that was primarily driven by market appreciation of various investments. The activity was partially offset by a reversal of unrealized carried interest allocation from two direct lending funds due to lower net investment income and from two alternative credit funds due to market depreciation of investments during the period.
Private equity funds	275.5	Appreciation of Ares Corporate Opportunities Fund V, L.P. (“ACOF V”), Ares Special Situations Fund IV, L.P. (“SSF IV”) and Ares Special Opportunities Fund, L.P.’s (“ASOF I”) investments, predominately in Savers Value Village, Inc. (“SVV”) following its initial public offering, generated carried interest allocation of $86.3 million, $68.8 million and $60.1 million, respectively. The carried interest allocation generated from these funds was also due to appreciation across several other portfolio company investments, driven by improving operating performance metrics from portfolio companies that primarily operate in the services and retail industries. In addition, Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”) generated carried interest allocation of $70.9 million, driven by improving operating performance metrics from portfolio companies that primarily operate in the retail and healthcare industries and market appreciation of an investment in a services company. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $10.4 million from Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) primarily driven by lower operating performance metrics of a portfolio company that operates in the healthcare industry and lower stock price of a publicly-traded portfolio company that operates in the retail industry.	0.4	Market appreciation across several portfolio company investments that primarily operate in the services, technology, retail and healthcare industries, generated carried interest allocation of $22.7 million from ACOF V and $19.5 million from ACOF VI. Conversely, the declining macroeconomic environment caused broad decreases in valuations of the publicly traded investments of our funds. SSF IV and ASOF I had a reversal of unrealized carried interest of $13.4 million and $17.3 million, respectively. ACOF IV had a reversal of unrealized carried interest of $8.9 million primarily due to the decrease in valuation of its investment in the AZEK Company (“AZEK”).
Real assets funds	37.3	Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $6.4 million from Ares European Property Enhancement Partners III, SCSp. (“EPEP III”), $4.8 million from US Real Estate Fund IX, L.P. (“US IX”), $4.5 million from Ares U.S. Real Estate Opportunity Fund III, L.P. (“AREOF III”) and $3.5 million from US Real Estate Fund X, L.P. (“US X”). Ares Infrastructure Debt Fund V L.P. (“IDF V”) generated carried interest allocation of $8.3 million driven by net investment income. Ares Energy Investors Fund V, L.P. (“EIF V”) also generated $4.4 million of carried interest allocation driven by net investment income during the period.	22.8	Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $6.5 million from AREOF III, $2.4 million from US Real Estate Fund VIII, L.P. (“US VIII”), $3.2 million from US IX and $6.4 million from four real estate equity funds. EIF V also generated $10.4 million of carried interest allocation due to market appreciation of certain investments.
Secondaries funds	(0.7)	Reversal of unrealized carried interest from Landmark Equity Partners XVI, L.P. (“LEP XVI”), driven primarily by market depreciation of certain portfolio investments.	6.8	Market appreciation of certain investments in a private equity secondaries fund, Landmark Real Estate Partners VIII, L.P. (“LREP VIII”) and LEP XVI that generated carried interest allocation of $2.0 million, $1.8 million and $1.5 million, respectively.
Carried interest allocation	$418.5		$47.3

	Six months ended June 30, 2023	Primary Drivers	Six months ended June 30, 2022	Primary Drivers
Credit funds	$222.9	Primarily from three direct lending funds and one alternative credit fund with $22.1 billion of IGAUM generating returns in excess of their hurdle rates. ACE V generated carried interest allocation of $78.7 million driven by net investment income on an increasing invested capital base. ACE IV and PCS I generated carried interest allocation of $40.2 million and $22.5 million, respectively, primarily driven by net investment income during the period. Pathfinder generated carried interest allocation of $34.7 million driven by market appreciation of certain investments and net investment income during the period. Our credit funds have benefited from rising interest rates on predominately floating-rate loans.	$91.6	Primarily from four direct lending funds and one alternative credit fund with $19.1 billion of IGAUM generating returns in excess of their hurdle rates. ACE V generated carried interest allocation of $36.1 million driven by net investment income on an increasing invested capital base. ACE IV, PCS I and ACE III generated carried interest allocation of $20.3 million, $9.8 million and $9.0 million, respectively, primarily driven by net investment income during the period. In addition, Pathfinder generated carried interest allocation of $25.2 million that was driven by market appreciation of various investments. The activity was partially offset by a reversal of unrealized carried interest allocation from one U.S. direct lending fund due to lower net investment income and from two alternative credit funds due to market depreciation of investments during the period.
Private equity funds	323.7	Appreciation of SSF IV, ASOF I and ACOF V’s investments, predominately in SVV following its initial public offering, generated carried interest allocation of $121.9 million, $85.4 million and $49.9 million, respectively. The carried interest allocation generated from these funds was also due to appreciation across several other portfolio company investments, driven by improving operating performance metrics from portfolio companies that primarily operate in the services and retail industries. In addition, ACOF VI generated carried interest allocation of $81.0 million, driven by improving operating performance of portfolio companies that primarily operate in the retail and healthcare industries and market appreciation of an investment in a services company. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $10.6 million from ACOF IV primarily driven by lower operating performance metrics and market depreciation of a portfolio company that operates in the healthcare industry and lower stock price of a publicly-traded portfolio company that operates in the retail industry.	(2.7)	The declining macroeconomic environment caused broad decreases in valuations of the publicly traded investments of our funds. ACOF IV had a reversal of unrealized carried interest of $60.6 million primarily from its diminishing investment in AZEK. Conversely, market appreciation across several portfolio company investments that primarily operate in industries such as services, technology, retail and healthcare, generated carried interest allocation of $39.7 million from ACOF V, $3.7 million from ASOF I and $30.9 million from ACOF VI.
Real assets funds	24.6	IDF V generated carried interest allocation of $14.6 million driven by net investment income. Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $9.5 million from two U.S. real estate equity funds, $5.6 million from AREOF III and $2.4 million from US X. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $9.6 million from two European real estate equity funds primarily driven by market depreciation of certain properties.	77.3	Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $23.3 million from AREOF III, $12.1 million from US VIII, $19.9 million from US IX and $19.8 million from four real estate equity funds. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $5.4 million from EIF V.
Secondaries funds	(1.2)	Reversal of unrealized carried interest from LEP XVI of $8.2 million, driven primarily by market depreciation of certain portfolio investments. The reversal was partially offset by appreciation of certain investments of LREP VIII, which generated carried interest allocation of $6.8 million.	59.4	Market appreciation of certain investments held in LREP VIII, and LEP XVI that generated carried interest allocation of $26.3 million and $18.5 million, respectively. Three private equity secondaries funds also generated carried interest allocation of $7.6 million.
Carried interest allocation	$570.0		$225.6

Incentive Fees. The activity was principally composed of the following ($ in millions):

	Three months ended June 30, 2023	Primary Drivers	Three months ended June 30, 2022	Primary Drivers
Credit funds	$5.8	Incentive fees generated from two alternative credit funds.	$0.4	Incentive fees generated from one direct lending fund.
Real assets funds	1.9	Incentive fees generated from an industrial real estate fund and ACRE.	3.9	Incentive fees generated from an industrial real estate fund and ACRE.
Secondaries funds	0.3	Incentive fees generated from APMF.	0.4	Incentive fees generated from a private equity secondaries fund.
Incentive fees	$8.0		$4.7

	Six months ended June 30, 2023	Primary Drivers	Six months ended June 30, 2022	Primary Drivers
Credit funds	$7.0	Incentive fees generated from two alternative credit funds.	$15.8	Incentive fees generated from three direct lending funds and one alternative credit fund.
Real assets funds	6.3	Incentive fees generated from an industrial real estate fund and ACRE.	4.9	Incentive fees generated from an industrial real estate fund and ACRE.
Secondaries funds	3.6	Incentive fees generated from APMF.	0.4	Incentive fees generated from a private equity secondaries fund.
Incentive fees	$16.9		$21.1
Principal Investment Income (Loss). The activity for the three and six months ended June 30, 2023 was primarily composed of: (i) appreciation of certain investments in funds within our corporate private equity and special opportunities strategies; (ii) dividend income from various investments in funds within our special opportunities strategy; partially offset by (iii) unrealized losses in certain investments of LREP VIII. The six months ended June 30, 2023 also included appreciation of certain investments in funds within our European direct lending strategy.
The activity for the three and six months ended June 30, 2022 was driven by a declining macroeconomic environment that negatively impacted the global equity and credit markets, leading to a broad decrease in valuations. In spite of a weak second quarter, the results from the first quarter contributed to the positive result for the six months ended June 30, 2022 primarily due to realizations from the sale of underlying properties held by funds in our U.S. real estate equity strategy and market appreciation of various investments across funds in our infrastructure debt and U.S. and European direct lending strategies.
Administrative, Transaction and Other Fees. The increases in administrative, transaction and other fees for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 primarily resulted from: (i) higher transaction fees of $7.2 million and $9.3 million, respectively, mostly from $6.7 million of transaction fees generated within the infrastructure debt strategy during the second quarter of 2023 and from certain credit funds; (ii) an increase of $4.9 million in administrative fees from a commercial finance fund that are no longer eliminated as the fund was deconsolidated during the second quarter of 2023; (iii) an increase of $1.7 million and $3.4 million, respectively, in net asset-based distribution fees associated with our non-traded REITs; and (iv) an increase of $1.4 million and $3.1 million, respectively, in administrative service fees from certain private funds that pay on invested capital, driven by deployment.
The increases in administrative, transaction and other fees for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 were partially offset by decreases in: (i) facilitation fees from the 1031 exchange program associated with our non-traded REITs of $2.9 million and $5.5 million, respectively; (ii) acquisition and development fees resulting from decreased activity of $2.5 million and $3.6 million, respectively; and (iii) program administration fees resulting from the management and creation of our 1031 exchange program that is used by our non-traded REITs, of $0.8 million and $1.8 million, respectively.

Expenses.

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Expenses
Compensation and benefits	$367,550	$375,775	$8,225	2%	$728,331	$729,612	$1,281	0%
Performance related compensation	315,780	41,073	(274,707)	NM	427,438	173,884	(253,554)	(146)
General, administrative and other expenses	141,153	122,566	(18,587)	(15)	289,498	243,089	(46,409)	(19)
Expenses of Consolidated Funds	13,255	13,454	199	1	21,107	17,967	(3,140)	(17)
Total expenses	$837,738	$552,868	(284,870)	(52)	$1,466,374	$1,164,552	(301,822)	(26)
Compensation and Benefits. The decreases in compensation and benefits were primarily driven by the performance-based, acquisition-related compensation arrangements (“earnouts”) that were established in connection with the acquisition of Landmark Partners, LLC (the “Landmark Acquisition”), the acquisition of Black Creek Group’s real estate investment advisory and distribution business (the “Black Creek Acquisition”) and Infrastructure Debt Acquisition, which were based on the achievement of revenue targets for certain funds. As these earnouts are subject to the continued and future services of senior professionals and advisors, they are required to be recorded as compensation expense and recognized ratably over the respective service periods. The associated compensation expense decreased by $58.9 million and $106.3 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022.
The revenue targets for the Black Creek Acquisition earnout were achieved and the maximum contingent payment was recorded during the third quarter of 2022. Compensation expense related to the Black Creek earnout was $49.8 million and $87.5 million for the three and six months ended June 30, 2022, respectively.
In connection with the fundraising for an acquired Landmark private equity secondaries fund, the revenue targets on which the Landmark earnout were contingent were not achieved and the associated compensation expense was reversed during the third quarter of 2022. Compensation expense related to the Landmark earnout was $6.9 million and $15.7 million for the three and six months ended June 30, 2022, respectively.
The revenue target for one of the infrastructure debt funds from the Infrastructure Debt Acquisition earnout was achieved during the fourth quarter of 2022. In connection with the achievement of the earnout for the one infrastructure debt fund, a portion of the associated liability was paid in cash and the remaining portion was equity-settled. Compensation expense related to the achieved portion of the award was $2.2 million and $3.3 million for the three and six months ended June 30, 2022, respectively. The excess fair value of $14.8 million over the liability at the time the earnout was achieved will be recognized over the remaining four year service period as equity-based compensation expense, including $0.9 million and $1.8 million that was recognized during the three and six months ended June 30, 2023, respectively. Compensation expense related to the other infrastructure debt funds subject to the Infrastructure Debt earnout was $0.6 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. See “Note 7. Commitments and Contingencies” for a further description of the contingent liabilities related to the Infrastructure Debt Acquisition arrangement.
The decreases in compensation and benefits for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 were partially offset by: (i) increases in salary expense of $18.0 million and $38.9 million, respectively, primarily attributable to headcount growth to support the expansion of our business; (ii) higher Part I Fees compensation of $16.8 million and $36.5 million, respectively; and (iii) higher equity-based compensation expense of $12.6 million and $28.2 million, respectively, as discussed below. Average headcount increased by 19% to 2,577 professionals for the year-to-date period in 2023 from 2,170 professionals for the same period in 2022.

The following table presents equity-based compensation expense based on the different types of restricted unit awards ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Awards that do not recur annually:
Multi-year future grants	$13,039	$10,979	$(2,060)	(19)%	$25,254	$21,171	$(4,083)	(19)%
Other awards that do not recur annually	2,388	1,657	(731)	(44)	4,936	4,181	(755)	(18)
Total awards that do not recur annually	15,427	12,636	(2,791)	(22)	30,190	25,352	(4,838)	(19)
Recurring annual awards:
Discretionary awards	30,395	24,166	(6,229)	(26)	58,600	45,135	(13,465)	(30)
Bonus awards	16,460	12,833	(3,627)	(28)	42,743	32,799	(9,944)	(30)
Total recurring annual awards	46,855	36,999	(9,856)	(27)	101,343	77,934	(23,409)	(30)
Equity-based compensation expense	$62,282	$49,635	(12,647)	(25)	$131,533	$103,286	(28,247)	(27)

The increases in equity-based compensation expense for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 were primarily attributable to the increase in awards granted under our recurring annual award programs, which included the acceleration of $10.0 million and $7.5 million of expense for the six months ended June 30, 2023 and 2022, respectively, in connection with awards made to certain individuals that meet immediate vesting conditions based on the combination of their age and years of service.
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
General, Administrative and Other Expenses. Travel, marketing and certain fringe benefits, collectively increased by $3.9 million and $15.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 as we: (i) conducted more in-person company meetings and events with a focus on promoting collaboration; and (ii) continued to increase our marketing efforts driven by more investor meetings and events. Certain expenses have also increased during the comparative periods, including occupancy costs to support our growing headcount, as well as information services and information technology costs to support the expansion of our business. Collectively, these expenses increased by $6.4 million and $12.3 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Additionally, professional service fees have increased by $3.1 million and $8.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily to support the expanding platform and the reorganization of our income tax compliance function.
In addition, amortization expense increased by $8.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. In connection with a merger agreement to acquire the remaining 20% ownership interest in SSG Capital Holdings Limited and its operating subsidiaries’ (“SSG” and subsequently rebranded as “Ares SSG”) fee-generating business that was retained by the former owners of SSG (the “SSG Buyout”), we made the decision to rebrand Ares SSG as Asia credit and discontinued the ongoing use of the SSG trade name. As a result, the Company recorded a non-cash impairment charge of $7.8 million representing the carrying value of SSG’s trade name during the first quarter of 2023. During the second quarter of 2023, we recognized non-cash impairment charges of $5.1 million to the fair value of management contracts of certain funds in connection with lower than expected future fee revenue generated from these funds. The majority of the impairment charges was recognized due to the shortened investment period of an infrastructure debt fund as we directed existing limited partner commitments to other investment vehicles within the strategy. During the third quarter of 2022, we recognized non-cash impairment charges of $181.6 million in connection with intangible assets associated with Landmark’s trade name, management contracts of certain Landmark funds, Black Creek funds and SSG funds and resulted in the amortization expense associated with these intangible assets to decrease in subsequent periods. Excluding the non-cash impairment charges described above, amortization expense decreased by $5.2 million and $4.7 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.
Acquisition-related costs decreased by $2.5 million for the six months ended June 30, 2023 compared to the same period in 2022 due to timing of strategic opportunities. Acquisition-related costs generally precede a business combination, vary with the complexity of the transaction and may occur even when acquisitions are not successfully completed.

Other income, net.

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Other income (expense)
Net realized and unrealized gains (losses) on investments	$5,481	$(1,775)	$7,256	NM	$6,996	$6,334	$662	10%
Interest and dividend income	2,690	1,476	1,214	82	6,529	2,978	3,551	119
Interest expense	(25,839)	(17,221)	(8,618)	(50)	(50,825)	(32,867)	(17,958)	(55)
Other income (expense), net	(5,887)	5,809	(11,696)	NM	(6,810)	7,593	(14,403)	NM
Net realized and unrealized gains (losses) on investments of Consolidated Funds	98,426	(7,907)	106,333	NM	109,126	8,061	101,065	NM
Interest and other income of Consolidated Funds	234,454	117,375	117,079	100	457,392	237,665	219,727	92
Interest expense of Consolidated Funds	(182,904)	(79,253)	(103,651)	(131)	(339,591)	(153,266)	(186,325)	(122)
Total other income, net	$126,421	$18,504	107,917	NM	$182,817	$76,498	106,319	139
Net Realized and Unrealized Gains (Losses) on Investments. The activity for the three and six months ended June 30, 2023 was primarily attributable to unrealized gains from APMF, partially offset by unrealized losses from our investments in the subordinated notes of U.S. CLOs. The activity for the three and six months ended June 30, 2023 and 2022 also included unrealized gains from certain strategic initiative related investments made in connection with our acquisition of SSG.
The activity for the three months ended June 30, 2022 was attributable to unrealized losses on our investments in the subordinated notes of U.S. CLOs. The activity for the three and six months ended June 30, 2022 was driven by a declining macroeconomic environment that negatively impacted the global equity and credit markets, leading to a broad decrease in valuations.
Interest Expense. Higher average interest rates, driven by rising SOFR rates, and a higher average outstanding balance of the Credit Facility contributed to an increase in interest expense for the three and six months ended June 30, 2023 compared to the same periods in 2022.
Other Income (Expense), Net. The activity for the three and six months ended June 30, 2023 and 2022 largely represents transaction gains (losses) associated with currency fluctuations impacting the revaluation of assets and liabilities denominated in foreign currencies other than an entity’s functional currency. Transaction losses of $6.0 million and $6.9 million for the three and six months ended June 30, 2023, respectively, were primarily attributable to the British pound strengthening against the Euro and U.S. dollar, while transaction gains of $5.8 million and $8.8 million for the three and six months ended June 30, 2022, respectively, were primarily attributable to the British pound weakening against Euro and U.S. dollar.
Income Tax Expense.

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income before taxes	$381,969	$67,066	$314,903	NM	$623,091	$228,375	$394,716	173%
Income tax expense	(49,714)	(13,460)	(36,254)	(269)	(83,520)	(33,871)	(49,649)	(147)
Net income	$332,255	$53,606	278,649	NM	$539,571	$194,504	345,067	177
Income Tax Expense The increases in income tax expense were attributable to higher pre-tax income allocable to AMC for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The calculation of income taxes is also sensitive to any changes in weighted average daily ownership. The weighted average daily ownership for AMC common stockholders increased from 59.7% and 59.6% for the three and six months ended June 30, 2022, respectively, to 60.4% and 60.3% for the three and six months ended June 30, 2023, respectively. The changes in ownership were primarily driven by the issuance of Class A common stock in connection with stock option exercises, vesting of restricted stock awards and the completion of the SSG Buyout. The increase in the weighted average daily ownership for AMC common stockholders was partially offset by the issuance of AOG Units in connection with the settlement of the Black Creek earnout that increased the ownership of AOG Units not held by AMC.

Redeemable and Non-Controlling Interests.

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net income	$332,255	$53,606	$278,649	NM	$539,571	$194,504	$345,067	177%
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	67,681	(15,022)	82,703	NM	94,374	32,360	62,014	192
Net income attributable to Ares Operating Group entities	264,574	68,628	195,946	286	445,197	162,144	283,053	175
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	734	(457)	1,191	NM	(1,090)	(58)	(1,032)	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	119,326	29,354	89,972	NM	207,734	76,608	131,126	171
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$144,514	$39,731	104,783	264	$238,553	$85,594	152,959	179
Redeemable and Non-Controlling Interests. Net income (loss) attributable to redeemable and non-controlling interests in AOG entities represents results attributable to the holders of AOG Units and other ownership interests that are not held by AMC. In connection with our acquisition of SSG, the former owners of SSG retained an ownership interest in a subsidiary of an AOG entity that is reflected as redeemable interest in AOG entities. Net income (loss) attributable to redeemable interest in AOG entities is allocated based on the ownership percentage for periods presented. In connection with the SSG Buyout, a portion of the redeemable interest in AOG entities was purchased on March 31, 2023 and the Company now owns 100% of Ares SSG’s fee-generating business. As the SSG Buyout was completed on the last day of the first quarter, 100% of the income associated with Ares SSG’s fee generating business is attributable to AOG entities beginning in the second quarter. Following the SSG Buyout, legacy owners of SSG retained an ownership interest in certain non-controlled investments that will continue to be reflected as redeemable interests, and the income generated by these investments will continue to be allocated based on ownership. Net income attributable to non-controlling interests in AOG entities is generally allocated based on the weighted average daily ownership of the other AOG unitholders, except for income (loss) generated from certain joint venture partnerships. Net income (loss) is allocated to other strategic distribution partners with whom we have established joint ventures based on the respective ownership percentages and based on the activity of certain membership interests. We allocated net income (loss) based on ownership percentages of the strategic distribution partners and the activity of those membership interests as follows: net loss of $4.5 million and net income of $3.0 million for the three and six months ended June 30, 2023, respectively, and net loss of $3.6 million and net income of $1.0 million for the three and six months ended June 30, 2022, respectively.
The changes in net income attributable to non-controlling interests in AOG entities over the comparative periods is a result of the respective changes in income before taxes and weighted average daily ownership. The weighted average daily ownership for the non-controlling AOG unitholders decreased from 40.3% and 40.4% for the three and six months ended June 30, 2022 to 39.6% and 39.8% for the three and six months ended June 30, 2023, respectively.

Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Expenses of the Consolidated Funds	$(13,255)	$(13,454)	$199	1%	$(21,107)	$(17,967)	$(3,140)	(17)%
Net realized and unrealized gains (losses) on investments of Consolidated Funds	98,426	(7,907)	106,333	NM	109,126	8,061	101,065	NM
Interest and other income of Consolidated Funds	234,454	117,375	117,079	100	457,392	237,665	219,727	92
Interest expense of Consolidated Funds	(182,904)	(79,253)	(103,651)	(131)	(339,591)	(153,266)	(186,325)	(122)
Income before taxes	136,721	16,761	119,960	NM	205,820	74,493	131,327	176
Income tax expense of Consolidated Funds	(81)	(23)	(58)	(252)	(559)	(48)	(511)	NM
Net income	136,640	16,738	119,902	NM	205,261	74,445	130,816	176
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	76,440	33,557	42,883	128	109,128	56,003	53,125	95
Less: Other income (expense), net attributable to Ares Management Corporation eliminated upon consolidation	(7,450)	(1,570)	(5,880)	NM	2,133	(13,691)	15,824	NM
General, administrative and other expense attributable to Ares Management Corporation eliminated upon consolidation	31	227	196	86	374	227	(147)	(65)
Net income (loss) attributable to non-controlling interests in Consolidated Funds	$67,681	$(15,022)	82,703	NM	$94,374	$32,360	62,014	192

The results of operations of the Consolidated Funds primarily represent activities from certain CLOs that we are deemed to control. Expenses primarily reflect professional service fees that were incurred as a result of debt issuance costs related to the issuance of new, refinanced or restructured CLOs. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Condensed Consolidated Statements of Financial Condition. As of June 30, 2023 and June 30, 2022, we consolidated 26 and 24 CLOs, respectively. The expenses for the three and six months ended June 30, 2023 were primarily driven by professional service fees incurred by AAC I in connection with a potential business combination, partially offset by lower expenses due to the deconsolidation of a commercial finance fund during the second quarter of 2023. For the three and six months ended June 30, 2022, expenses were primarily driven by professional fees incurred from the issuance of a new U.S. CLO.

The increases in net realized and unrealized gains on investments over the comparative periods were primarily driven by the increase in value of certain investments from a fund invested in insurance companies, a European liquid credit vehicle and a private equity fund, partially offset by the unrealized losses from the increase in value of warrant liabilities of AAC I and by lower unrealized gains from certain investments of an Asian corporate private equity fund in the current year periods. The increases in interest and other income and in interest expense were primarily attributable to the impact from rising interest rates on our consolidated CLOs. Interest and other income and interest expense also increased due to two consolidated CLOs that were launched subsequent to the second quarter of 2022.

Revenues, other income (expense), net and general, administrative and other expense attributable to AMC represents management fees, incentive fees, principal investment income, administrative, transaction and other fees and general, administrative and other expense that are attributable to AMC’s proportional share of the results of the Consolidated Funds that is eliminated from the respective components of AMC’s results upon consolidation. The increases in revenues attributable to AMC for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily attributable to higher principal investment income and carried interest allocation from a fund invested in insurance companies.

Other income (expense), net attributable to AMC for the three and six months ended June 30, 2023 primarily consisted of unrealized losses on our investment in AAC II, partially offset by unrealized gain on our investment in a vehicle that primarily invests in private equity strategies. The activity for the six months ended June 30, 2023 also included unrealized gains on our investment in AAC I. The activity for the three and six months ended June 30, 2022 primarily consisted of unrealized losses on our investments in the subordinated notes of CLOs and AAC I.

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

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Fee Related Earnings:
Credit Group	$285,661	$226,909	$58,752	26%	$562,970	$433,613	$129,357	30%
Private Equity Group	28,174	15,631	12,543	80	51,628	36,031	15,597	43
Real Assets Group	55,918	49,025	6,893	14	109,580	88,462	21,118	24
Secondaries Group	21,314	28,111	(6,797)	(24)	46,744	57,897	(11,153)	(19)
Other	2,709	371	2,338	NM	3,990	289	3,701	NM
Operations Management Group	(127,630)	(100,268)	(27,362)	(27)	(254,129)	(190,843)	(63,286)	(33)
Fee Related Earnings	$266,146	$219,779	46,367	21	$520,783	$425,449	95,334	22
Realized Income:
Credit Group	$324,617	$250,716	$73,901	29%	$602,626	$462,878	$139,748	30%
Private Equity Group	42,341	12,869	29,472	229	66,273	33,427	32,846	98
Real Assets Group	53,725	55,603	(1,878)	(3)	105,868	110,965	(5,097)	(5)
Secondaries Group	19,827	29,396	(9,569)	(33)	44,177	59,361	(15,184)	(26)
Other	(987)	103	(1,090)	NM	1,488	(4,901)	6,389	NM
Operations Management Group	(127,313)	(101,442)	(25,871)	(26)	(253,930)	(192,468)	(61,462)	(32)
Realized Income	$312,210	$247,245	64,965	26	$566,502	$469,262	97,240	21

Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported within the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and OMG ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Income before taxes	$381,969	$67,066	$623,091	$228,375
Adjustments:
Depreciation and amortization expense	42,991	40,330	88,650	78,456
Equity compensation expense	62,284	50,144	130,988	103,161
Acquisition-related compensation expense(1)	600	59,491	1,242	107,492
Acquisition and merger-related expense	2,757	1,152	7,712	10,194
Placement fee adjustment	(3,744)	(1,425)	(6,976)	(2,118)
Other expense, net	212	12	303	1,993
(Income) loss before taxes of non-controlling interests in consolidated subsidiaries	3,786	4,022	(1,885)	(967)
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(67,762)	14,999	(94,933)	(32,408)
Total performance (income) loss—unrealized	(288,220)	24,031	(415,933)	(109,501)
Total performance related compensation—unrealized	215,496	(8,549)	300,646	82,649
Total net investment (income) loss—unrealized	(38,159)	(4,028)	(66,403)	1,936
Realized Income	312,210	247,245	566,502	469,262
Total performance income—realized	(140,635)	(70,094)	(171,771)	(113,962)
Total performance related compensation—realized	99,109	44,058	122,968	72,633
Total investment (income) loss—realized	(4,538)	(1,430)	3,084	(2,484)
Fee Related Earnings	$266,146	$219,779	$520,783	$425,449

(1)Represents contingent obligations (earnouts) in connection with the Landmark Acquisition, the Black Creek Acquisition and the Infrastructure Debt Acquisition that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Condensed Consolidated Statements of Operations.

For the specific components and calculations of these non-GAAP measures, as well as additional reconciliations to the most comparable measures in accordance with GAAP, see “Note 13. Segment Reporting” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Discussed below are our results of operations for our reportable segments and OMG.

Results of Operations by Segment

Credit Group—Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022
Fee Related Earnings:
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Management fees	$422,662	$338,134	$84,528	25%	$828,312	$655,623	$172,689	26%
Fee related performance revenues	222	275	(53)	(19)	822	12,628	(11,806)	(93)
Other fees	9,142	6,633	2,509	38	18,012	12,399	5,613	45
Compensation and benefits	(122,922)	(98,688)	(24,234)	(25)	(239,138)	(209,399)	(29,739)	(14)
General, administrative and other expenses	(23,443)	(19,445)	(3,998)	(21)	(45,038)	(37,638)	(7,400)	(20)
Fee Related Earnings	$285,661	$226,909	58,752	26	$562,970	$433,613	129,357	30

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$422.7
$1.0
$3.3
$26.7
$87.4
$304.3
$338.1
$0.3
$1.8
$24.5
$59.4
$252.1
$828.3
$1.2
$6.1
$53.2
$170.7
$597.1
$655.6
$0.8
$48.1
$110.1
$496.6
Q2 2023
Q2 2022
YTD Q2 2023
YTD Q2 2022

	Q2 2023	Q2 2022	YTD Q2 2023	YTD Q2 2022
Effective management fee rate	1.06%	1.02%	1.06%	1.04%
Part I Fees' contribution	0.21%	0.16%	0.21%	0.17%

- Fees from funds in existence in both periods
- Part I Fees
- Fees from CLOs
- Fees from funds launched subsequent to Q2 2022
- Fees from funds that no longer pay fees as of Q2 2023
- One-time fees

Management fees on existing funds increased primarily from deployment of capital with Pathfinder, an open-end core alternative credit fund, ACE V, Ares Private Credit Solutions II, L.P. (“PCS II”) and Ares Senior Direct Lending Fund II, L.P. (“SDL II”) collectively generating additional fees of $28.7 million and $59.4 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022. Management fees from ARCC, excluding Part I Fees described below, increased by $4.1 million and $10.2 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 primarily due to an increase in the average size of ARCC’s portfolio. Excluding one-time catch-up fees, management fees from our sixth Asian special situations fund increased by $3.3 million and $6.0 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to new limited partner capital commitments and to the incremental fees attributable to us following the completion of the SSG Buyout on March 31, 2023. The remaining increase in management fees from funds in existence in both periods was primarily driven by deployment of capital in other direct lending funds and SMAs. Management fees from CLOs also increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to the net addition of five CLOs since June 30, 2022.

Part I Fees increased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 primarily due to an increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in the average size of their portfolios and by the impact of rising interest rates, given their primarily floating-rate loan portfolios.

The increases in effective management fee rate for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 were primarily driven by the increases in Part I Fees’ contribution to the effective management fee rate and deployment in ACE V, which has a higher effective management fee rate than the Credit Group’s average effective management fee rate.

Fee Related Performance Revenues. We expect the majority of our fee related performance revenues to be recognized in the fourth quarter in connection with the typical measurement period end date of each applicable fund’s performance against the annual performance hurdles. The decrease for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily attributable to timing of incentive fees recognized from direct lending funds in the prior year period once the associated performance conditions were met and the fees were no longer subject to reversal.

Other Fees. The increases in other fees for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily driven by: (i) higher transaction fees of $0.9 million and $2.9 million, respectively, representing a portion of the loan origination income generated from certain credit funds; and (ii) higher administrative service fees of $1.7 million and $2.8 million, respectively, mostly earned from certain private funds that pay on invested capital, driven by additional deployment.

Compensation and Benefits. The increases in compensation and benefits for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily driven by: (i) higher Part I Fees compensation of $16.8 million and $36.5 million, respectively; and (ii) an increase in salary expense of $4.5 million and $7.6 million, respectively, primarily attributable to headcount growth to support the expansion of our business. The increase in compensation and benefits for the six months ended June 30, 2023 compared to the same period in 2022 was partially offset by: (i) lower fee related performance compensation of $8.0 million corresponding to the decreases in fee related performance revenues; (ii) decrease in payroll related taxes of $2.7 million, primarily attributable to fewer restricted units vesting during 2023; and (iii) lower incentive-based compensation that we believe will increase throughout the remainder of the current year and exceed prior year levels. The increases described above included $1.6 million of expense recognized in connection with the SSG Buyout which did not have comparable results as the transaction closed on March 31, 2023.

Average headcount increased by 12% to 532 investment and investment support professionals for the year-to-date period in 2023 from 477 professionals for the same period in 2022 as we continued to add professionals primarily to support our growing U.S. direct lending and Asia credit platforms.

General, Administrative and Other Expenses. Occupancy costs, information technology and information services collectively increased by $2.6 million and $4.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, to support our growing headcount and the expansion of our business. Travel and marketing have also increased by $0.9 million and $2.7 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, as marketing efforts continued to increase driven by more investor meetings and events. The increases described above included $0.4 million of expense recognized in connection with the SSG Buyout which did not have comparable results as the transaction closed on March 31, 2023.

Realized Income:

The following table presents the components of the Credit Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Fee Related Earnings	$285,661	$226,909	$58,752	26%	$562,970	$433,613	$129,357	30%
Performance income—realized	62,760	48,533	14,227	29	69,353	55,896	13,457	24
Performance related compensation—realized	(39,040)	(29,358)	(9,682)	(33)	(44,037)	(33,938)	(10,099)	(30)
Realized net performance income	23,720	19,175	4,545	24	25,316	21,958	3,358	15
Investment income—realized	17,565	1,607	15,958	NM	18,071	2,022	16,049	NM
Interest and other investment income—realized	5,672	6,682	(1,010)	(15)	12,090	12,410	(320)	(3)
Interest expense	(8,001)	(3,657)	(4,344)	(119)	(15,821)	(7,125)	(8,696)	(122)
Realized net investment income	15,236	4,632	10,604	229	14,340	7,307	7,033	96
Realized Income	$324,617	$250,716	73,901	29	$602,626	$462,878	139,748	30

Realized net performance income for the three and six months ended June 30, 2023 and 2022 was primarily attributable to tax distributions from ACE III, ACE IV and PCS I. Realized net performance income for the three and six months ended June 30, 2023 also included tax distributions from ACE V and incentive fees from two alternative credit funds. Realized net performance income for the three and six months ended June 30, 2022 also included incentive fees from one alternative credit fund.

Realized net investment income for the three and six months ended June 30, 2023 was primarily attributable to realized gains from the sale of our investment in a commercial finance fund. The activity for the three and six months ended June 30, 2023 and 2022 included realized net investment income attributable to interest income generated from our CLO investments. Realized net investment income for the six months ended June 30, 2023 and June 30, 2022 also included income recognized in connection with distributions from a commercial finance fund and will not recur given the sale of this investment, as described above. Realized net investment income for the three and six months ended June 30, 2022 also included liquidating distributions from a European direct lending fund. Interest expense, which is allocated among our segments based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to rising SOFR rates and a higher average outstanding balance of the Credit Facility.

Credit Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of June 30, 2023			As of December 31, 2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACE III	$101,718	$61,031	$40,687	$100,774	$60,465	$40,309
ACE IV	187,009	115,946	71,063	168,204	104,286	63,918
ACE V	175,786	105,472	70,314	115,969	69,581	46,388
PCS I	110,984	65,580	45,404	98,143	57,994	40,149
Pathfinder	123,569	105,034	18,535	88,879	75,547	13,332
Other credit funds	126,590	71,882	54,708	93,640	52,482	41,158
Total Credit Group	$825,656	$524,945	$300,711	$665,609	$420,355	$245,254
The following table presents the change in accrued performance income for the Credit Group ($ in thousands):

		As of December 31, 2022	Activity during the period			As of June 30, 2023
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
ACE III	European	$100,774	$5,340	$(4,284)	$(112)	$101,718
ACE IV	European	168,204	40,163	(20,912)	(446)	187,009
ACE V	European	115,969	78,718	(18,585)	(316)	175,786
PCS I	European	98,143	22,520	(9,876)	197	110,984
Pathfinder	European	88,879	34,690	—	—	123,569
Other credit funds	European	91,997	40,770	(8,147)	1,008	125,628
Other credit funds	American	1,643	701	(1,325)	(57)	962
Total accrued carried interest		665,609	222,902	(63,129)	274	825,656
Other credit funds	Incentive	—	6,224	(6,224)	—	—
Total Credit Group		$665,609	$229,126	$(69,353)	$274	$825,656

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Other(1)	Total Credit Group
Balance at 3/31/2023	$44,496	$23,817	$100,212	$55,034	$11,334	$250	$235,143
Net new par/equity commitments	383	2,013	2,387	5,013	65	75	9,936
Net new debt commitments	—	341	2,494	—	—	—	2,835
Capital reductions	(203)	—	(149)	—	—	—	(352)
Distributions	(59)	(434)	(766)	(453)	(170)	—	(1,882)
Redemptions	(220)	(136)	(78)	—	—	—	(434)
Net allocations among investment strategies	(33)	1,772	—	—	—	—	1,739
Change in fund value	354	441	1,343	891	127	—	3,156
Balance at 6/30/2023	$44,718	$27,814	$105,443	$60,485	$11,356	$325	$250,141

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Other	Total Credit Group
Balance at 3/31/2022	$41,615	$18,594	$88,397	$48,317	$9,783	$—	$206,706
Net new par/equity commitments	653	854	3,155	266	275	—	5,203
Net new debt commitments	1,556	—	1,473	1,154	—	—	4,183
Capital reductions	(45)	—	(1)	(12)	—	—	(58)
Distributions	(25)	(126)	(389)	(290)	(114)	—	(944)
Redemptions	(244)	(95)	(55)	—	—	—	(394)
Net allocations among investment strategies	—	443	—	—	—	—	443
Change in fund value	(1,397)	(421)	130	(1,596)	(125)	—	(3,409)
Balance at 6/30/2022	$42,113	$19,249	$92,710	$47,839	$9,819	$—	$211,730

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Other(1)	Total Credit Group
Balance at 12/31/2022	$43,864	$21,363	$98,327	$50,642	$11,383	$—	$225,579
Net new par/equity commitments	785	4,302	4,163	9,337	65	325	18,977
Net new debt commitments	466	341	3,234	217	—	—	4,258
Capital reductions	(265)	—	(987)	(1,181)	—	—	(2,433)
Distributions	(201)	(682)	(1,470)	(851)	(205)	—	(3,409)
Redemptions	(764)	(876)	(170)	—	—	—	(1,810)
Net allocations among investment strategies	(30)	2,584	—	—	—	—	2,554
Change in fund value	863	782	2,346	2,321	113	—	6,425
Balance at 6/30/2023	$44,718	$27,814	$105,443	$60,485	$11,356	$325	$250,141

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Other	Total Credit Group
Balance at 12/31/2021	$40,335	$17,424	$85,849	$49,102	$8,695	$—	$201,405
Net new par/equity commitments	1,632	2,276	4,681	331	1,507	—	10,427
Net new debt commitments	2,567	—	2,802	1,154	—	—	6,523
Capital reductions	(118)	—	(325)	(12)	(5)	—	(460)
Distributions	(41)	(238)	(951)	(566)	(275)	—	(2,071)
Redemptions	(415)	(299)	(90)	—	—	—	(804)
Net allocations among investment strategies	(3)	576	—	—	—	—	573
Change in fund value	(1,844)	(490)	744	(2,170)	(103)	—	(3,863)
Balance at 6/30/2022	$42,113	$19,249	$92,710	$47,839	$9,819	$—	$211,730

(1) Activity within Other represents equity commitments to the platform that have not yet been allocated to an investment strategy.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $250.1	AUM: $211.7

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $14.9 billion and $12.4 billion of AUM of funds from which we indirectly earn management fees as of June 30, 2023 and 2022, respectively, and includes $1.2 billion of non-fee paying AUM based on our general partner commitment as of June 30, 2023 and 2022, respectively.

Credit Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit		Total Credit Group
Balance at 3/31/2023	$42,632	$16,261	$57,899	$31,206	$5,751		$153,749
Commitments	883	40	456	—	65		1,444
Deployment/subscriptions/increase in leverage	27	2,082	2,497	1,100	609		6,315
Capital reductions	(203)	—	(54)	(87)	(3)		(347)
Distributions	(92)	(232)	(694)	(122)	(791)		(1,931)
Redemptions	(223)	(136)	(78)	(36)	—		(473)
Net allocations among investment strategies	(34)	1,804	—	—	—	0	1,770
Change in fund value	458	84	420	262	—		1,224
Balance at 6/30/2023	$43,448	$19,903	$60,446	$32,323	$5,631		$161,751

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit		Total Credit Group
Balance at 3/31/2022	$39,043	$11,115	$47,187	$24,091	$5,425		$126,861
Commitments	2,905	171	445	—	275		3,796
Deployment/subscriptions/increase in leverage	—	1,112	4,847	2,454	573		8,986
Capital reductions	(74)	(14)	(49)	(55)	(223)		(415)
Distributions	(38)	(49)	(608)	(115)	(323)		(1,133)
Redemptions	(247)	(95)	(55)	(79)	—		(476)
Net allocations among investment strategies	—	403	—	—	—		403
Change in fund value	(1,367)	(230)	2	(977)	(19)		(2,591)
Change in fee basis	—	—	—	—	(8)		(8)
Balance at 6/30/2022	$40,222	$12,413	$51,769	$25,319	$5,700		$135,423

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit		Total Credit Group
Balance at 12/31/2022	$42,191	$15,904	$57,568	$29,561	$6,051		$151,275
Commitments	1,299	65	1,097	—	65		2,526
Deployment/subscriptions/increase in leverage	281	3,069	3,912	2,458	875		10,595
Capital reductions	(265)	—	(1,333)	(91)	(192)		(1,881)
Distributions	(197)	(1,110)	(1,432)	(162)	(1,165)		(4,066)
Redemptions	(767)	(792)	(170)	(121)	—		(1,850)
Net allocations among investment strategies	(30)	2,616	—	—	—	0	2,586
Change in fund value	936	151	804	678	(3)		2,566
Balance at 6/30/2023	$43,448	$19,903	$60,446	$32,323	$5,631		$161,751

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit		Total Credit Group
Balance at 12/31/2021	$38,673	$8,742	$46,128	$23,847	$4,720		$122,110
Commitments	3,896	331	1,417	—	1,747		7,391
Deployment/subscriptions/increase in leverage	6	3,566	7,320	4,440	1,028		16,360
Capital reductions	(147)	(25)	(1,394)	(1,212)	(233)		(3,011)
Distributions	(58)	(248)	(1,825)	(352)	(579)		(3,062)
Redemptions	(414)	(243)	(90)	(125)	—		(872)
Net allocations among investment strategies	(3)	506	—	—	—		503
Change in fund value	(1,731)	(216)	213	(1,279)	(140)		(3,153)
Change in fee basis	—	—	—	—	(843)		(843)
Balance at 6/30/2022	$40,222	$12,413	$51,769	$25,319	$5,700		$135,423

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $161.7	FPAUM: $135.4

Invested capital	Market value(1)	Collateral balances (at par)	Capital commitments

(1)Includes $32.1 billion and $29.6 billion from funds that primarily invest in illiquid strategies as of June 30, 2023 and 2022, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of June 30, 2023
ARCC contributed approximately 38% of the Credit Group’s total management fees for the six months ended June 30, 2023. In addition, eight other significant funds, CADC, Ares Senior Direct Lending Fund, L.P. (“SDL”), ACE IV, ACE V, PCS II, Pathfinder, SDL II and an open-ended core alternative credit fund, collectively contributed approximately 28% of the Credit Group’s management fees for the six months ended June 30, 2023.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of June 30, 2023 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
ARCC(2)	2004	$26,230	N/A	3.3	N/A	6.3	N/A	11.9	U.S. Direct Lending
CADC(3)	2017	4,497	N/A	2.7	N/A	5.6	N/A	5.6	U.S. Direct Lending

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

The following table presents the performance data of the Credit Group’s significant drawdown funds as of June 30, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investment
SDL I Unlevered	2018	$5,122	$922	$872	$253	$762	$1,015	1.2x	1.2x	8.5	6.4	U.S. Direct Lending
SDL I Levered			2,045	2,022	779	1,764	2,543	1.4x	1.3x	14.8	10.8
ACE IV Unlevered(7)	2018	10,258	2,851	2,288	611	2,188	2,799	1.3x	1.2x	8.4	6.1	European Direct Lending
ACE IV Levered(7)			4,819	3,870	1,326	3,822	5,148	1.4x	1.3x	12.1	8.8
Funds Deploying Capital
ACE V Unlevered(8)	2020	16,994	7,026	5,148	298	5,377	5,675	1.1x	1.1x	11.3	8.3	European Direct Lending
ACE V Levered(8)			6,376	4,669	417	4,890	5,307	1.2x	1.1x	17.6	12.4
PCS II	2020	5,412	5,114	3,180	142	3,189	3,331	1.1x	1.1x	6.4	4.2	U.S. Direct Lending
Pathfinder	2020	4,160	3,683	2,496	169	2,832	3,001	1.3x	1.2x	20.2	14.7	Alternative Credit
SDL II Unlevered	2021	15,413	1,989	1,026	72	1,040	1,112	1.1x	1.1x	11.3	8.6	U.S. Direct Lending
SDL II Levered			6,047	3,237	356	3,288	3,644	1.2x	1.1x	19.6	14.5
Open-ended core alternative credit fund(9)	2021	3,494	3,479	2,463	151	2,476	2,627	1.1x	1.1x	9.8	7.0	Alternative Credit

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
(7)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately. The gross and net IRR for ACE IV (G) Unlevered are 9.8% and 7.2%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.4x and 1.3x, respectively. The gross and net IRR for ACE IV (G) Levered are 13.3% and 9.6%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.5x and 1.4x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered, and two feeder funds: ACE V (D) Levered and ACE V (Y) Unlevered. ACE V (E) Levered includes the ACE V (D) Levered feeder fund and ACE V (E) Unlevered includes the ACE V (Y) Unlevered feeder fund. The gross and net IRR and gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Levered exclude the ACE V (D) Levered feeder fund and metrics for ACE V (E) Unlevered exclude the ACE V (Y) Unlevered feeder fund. The gross and net IRR for ACE V (G) Unlevered are 12.6% and 9.3%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE V (G) Levered are 17.9% and 12.7%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.2x and 1.2x, respectively. The gross and net IRR for ACE V (D) Levered are 16.3% and 11.7%, respectively. The gross and net MoIC for ACE V (D) Levered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE V (Y) Unlevered are 10.5% and 7.4%, respectively. The gross and net MoIC for ACE V (Y) Unlevered are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)Performance for the open-ended core alternative credit fund, a perpetual capital vehicle, is presented as a drawdown fund as investor commitments to the fund are drawn sequentially in order of closing date, typically over a period of approximately 12 to 18 months. The fund is made up of a Class M (“Main Class”) and a Class C (“Constrained Class”). The Main Class includes investors electing to participate in all investments and the Constrained Class includes investors electing to be excluded from exposure to liquid investments. The gross and net IRR and gross and net MoIC presented in the table are for the Main Class. The gross and net IRRs for the Constrained Class are 9.4% and 6.7%, respectively. The gross and net MoIC for the Constrained Class are 1.1x and 1.1x, respectively.

Private Equity Group—Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022
Fee Related Earnings:
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Management fees	$55,518	$47,396	$8,122	17%	$110,175	$93,353	$16,822	18%
Other fees	738	408	330	81	1,411	705	706	100
Compensation and benefits	(20,348)	(24,293)	3,945	16	(42,658)	(43,859)	1,201	3
General, administrative and other expenses	(7,734)	(7,880)	146	2	(17,300)	(14,168)	(3,132)	(22)
Fee Related Earnings	$28,174	$15,631	12,543	80	$51,628	$36,031	15,597	43

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):

$110.2
$93.4
$3.4
$55.5
$47.4
$1.7
$110.2
$90.0
$55.5
$45.7
Q2 2023
Q2 2022
YTD Q2 2023
YTD Q2 2022
Effective management fee rate
1.18%
1.12%
1.18%
1.11%
Fees from funds in existence in both periods
Fees from funds that no longer pay fees as of Q2 2023

Management fees from Ares Special Opportunities Fund II, L.P. (“ASOF II”) increased by $10.4 million and $21.7 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 primarily driven by deployment. Management fees from ACOF IV decreased by $1.5 million and $3.0 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 as the fund stopped paying fees during the fourth quarter of 2022.

The increases in effective management fee rate for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily driven by deployment of capital in ASOF II, which has a higher effective management fee rate than the Private Equity Group’s average effective management fee rate.

Compensation and Benefits. Although salary and benefits costs have modestly increased during the 2023 comparative periods to reflect changes in staffing and merit increases, compensation and benefits have decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily driven by lower incentive-based compensation that we believe will increase throughout the remainder of the current year to better align with the growth in revenues.

Average headcount increased slightly by 2% to 118 investment and investment support professionals for the year-to-date period in 2023 from 116 professionals for the same period in 2022.

General, Administrative and Other Expenses. Amortization of placement fees increased by $0.8 million and $1.9 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily driven by new limited partner capital commitments to ASOF II subsequent to the second quarter of 2022 and through its final close in the fourth quarter of 2022. Certain expenses have also increased during the current period, primarily from occupancy costs to support our professionals that are based in higher cost locations and from additional research subscriptions used by our investment professionals. Collectively, these expenses increased by $0.5 million and $1.1 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.

Travel and marketing collectively decreased by $0.9 million for the three months ended June 30, 2023 compared to the same period in 2022 due to the timing of annual marketing events that occurred during the first quarter of 2023 but were held in the second quarter in the prior year.

Realized Income:
The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Fee Related Earnings	$28,174	$15,631	$12,543	80%	$51,628	$36,031	$15,597	43%
Performance income—realized	69,678	—	69,678	NM	88,135	2,212	85,923	NM
Performance related compensation—realized	(53,723)	—	(53,723)	NM	(68,827)	(1,786)	(67,041)	NM
Realized net performance income	15,955	—	15,955	NM	19,308	426	18,882	NM
Investment income—realized	2,084	672	1,412	210	2,963	2,275	688	30
Interest and other investment income—realized	1,863	195	1,668	NM	3,724	1,697	2,027	119
Interest expense	(5,735)	(3,629)	(2,106)	(58)	(11,350)	(7,002)	(4,348)	(62)
Realized net investment loss	(1,788)	(2,762)	974	35	(4,663)	(3,030)	(1,633)	(54)
Realized Income	$42,341	$12,869	29,472	229	$66,273	$33,427	32,846	98
Realized net performance income for the three and six months ended June 30, 2023 was primarily attributable to realized gains from the partial sale of ACOF IV’s investment in AZEK and to a tax distribution from ASOF I.
Realized net investment loss for the three and six months ended June 30, 2023 and 2022 largely represents interest expense exceeding net investment and other income during these periods. Interest expense, which is allocated among our segments based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to rising SOFR rates and a higher average outstanding balance of the Credit Facility. Realized investment income for the three and six months ended June 30, 2023 also includes realized gains from the partial sale of ACOF IV’s investment in AZEK.

Private Equity Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in thousands):

	As of June 30, 2023			As of December 31, 2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF IV	$208,696	$166,957	$41,739	$282,624	$226,099	$56,525
ACOF V	792,824	634,259	158,565	742,962	594,369	148,593
ACOF VI	228,190	182,552	45,638	147,185	117,748	29,437
ASOF I	387,247	271,073	116,174	326,471	228,529	97,942
Other funds	234,334	166,300	68,034	108,997	75,583	33,414
Total Private Equity Group	$1,851,291	$1,421,141	$430,150	$1,608,239	$1,242,328	$365,911
The following table presents the change in accrued carried interest for the Private Equity Group ($ in thousands):

		As of December 31, 2022	Activity during the period			As of June 30, 2023
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Other Adjustments	Accrued Carried Interest
ACOF IV	American	$282,624	$(10,634)	$(63,294)	$—	$208,696
ACOF V	American	742,962	49,862	—	—	792,824
ACOF VI	American	147,185	81,005	—	—	228,190
ASOF I	European	326,471	85,363	(24,587)	—	387,247
Other funds	European	92,509	123,517	—	7,490	223,516
Other funds	American	16,488	(5,416)	(254)	—	10,818
Total Private Equity Group		$1,608,239	$323,697	$(88,135)	$7,490	$1,851,291

Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 3/31/2023	$20,656	$13,991	$34,647
Capital reductions	(2)	—	(2)
Distributions	(385)	(88)	(473)
Change in fund value	772	509	1,281
Balance at 6/30/2023	$21,041	$14,412	$35,453

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 3/31/2022	$21,206	$12,359	$33,565
Net new par/equity commitments	—	230	230
Capital reductions	(2)	(200)	(202)
Distributions	(105)	(33)	(138)
Change in fund value	171	(214)	(43)
Balance at 6/30/2022	$21,270	$12,142	$33,412

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2022	$21,029	$13,720	$34,749
Net new par/equity commitments	50	—	50
Capital reductions	(5)	—	(5)
Distributions	(651)	(149)	(800)
Change in fund value	618	841	1,459
Balance at 6/30/2023	$21,041	$14,412	$35,453

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2021	$21,639	$11,765	$33,404
Net new par/equity commitments	—	800	800
Capital reductions	(4)	(200)	(204)
Distributions	(390)	(131)	(521)
Change in fund value	25	(92)	(67)
Balance at 6/30/2022	$21,270	$12,142	$33,412

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $35.5	AUM: $33.4

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.3 billion and $1.2 billion of non-fee paying AUM based on our general partner commitment as of June 30, 2023 and 2022, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 3/31/2023	$11,281	$7,469	$18,750
Deployment/subscriptions/increase in leverage	—	901	901
Distributions	—	(693)	(693)
Change in fee basis	(4)	—	(4)
Balance at 6/30/2023	$11,277	$7,677	$18,954

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 3/31/2022	$12,186	$3,955	$16,141
Deployment/subscriptions/increase in leverage	—	2,099	2,099
Distributions	(51)	(479)	(530)
Change in fund value	(3)	—	(3)
Change in fee basis	(16)	—	(16)
Balance at 6/30/2022	$12,116	$5,575	$17,691

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2022	$11,281	$7,166	$18,447
Deployment/subscriptions/increase in leverage	—	1,604	1,604
Distributions	—	(1,093)	(1,093)
Change in fee basis	(4)	—	(4)
Balance at 6/30/2023	$11,277	$7,677	$18,954

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2021	$12,473	$4,216	$16,689
Deployment/subscriptions/increase in leverage	17	2,196	2,213
Distributions	(138)	(837)	(975)
Change in fund value	(2)	—	(2)
Change in fee basis	(234)	—	(234)
Balance at 6/30/2022	$12,116	$5,575	$17,691

The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $19.0	FPAUM: $17.7

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of June 30, 2023

Four significant funds, ACOF V, ASOF I, ACOF VI and ASOF II, collectively contributed approximately 88% of the Private Equity Group’s management fees for the six months ended June 30, 2023.

The following table presents the performance data of the Private Equity Group’s significant drawdown funds as of June 30, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
ACOF V	2017	$9,461	$7,850	$7,415	$3,492	$8,701	$12,193	1.6x	1.4x	14.2	9.9	Corporate Private Equity
Funds Deploying Capital
ASOF I	2019	5,902	3,518	5,404	3,944	4,183	8,127	1.8x	1.6x	30.2	23.6	Special Opportunities
ACOF VI	2020	6,881	5,743	4,398	371	5,562	5,933	1.3x	1.2x	25.4	18.3	Corporate Private Equity
ASOF II	2021	7,065	7,128	4,603	884	3,798	4,682	1.0x	1.0x	0.6	(2.1)	Special Opportunities

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
(4)The net MoIC is calculated at the fund-level. The net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees, carried interest, as applicable, and other expenses. The net MoICs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net MoIC would be 1.4x for ACOF V and 1.2x for ACOF VI. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
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
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 10.0% for ACOF V and 16.6% for ACOF VI.

Real Assets Group—Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022
Fee Related Earnings:
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Management fees	$95,239	$90,733	$4,506	5%	$192,709	$163,220	$29,489	18%
Fee related performance revenues	334	965	(631)	(65)	334	1,323	(989)	(75)
Other fees	11,846	8,565	3,281	38	18,308	16,431	1,877	11
Compensation and benefits	(40,638)	(40,599)	(39)	—	(78,624)	(74,236)	(4,388)	(6)
General, administrative and other expenses	(10,863)	(10,639)	(224)	(2)	(23,147)	(18,276)	(4,871)	(27)
Fee Related Earnings	$55,918	$49,025	6,893	14	$109,580	$88,462	21,118	24

Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

$95.2
$1.1
$2.9
$91.2
$90.7
$6.0
$1.3
$83.4
$192.7
$4.6
$5.4
$182.7
$163.2
$3.9
$0.5
$158.8
Q2 2023
Q2 2022
YTD Q2 2023
YTD Q2 2022
Effective management fee rate
0.93%
0.88%
0.92%
0.89%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q2 2022
Fees from funds that no longer pay fees as of Q2 2023
One-time fees

Management fees from Ares Real Estate Income Trust, Inc. (“AREIT”) and Ares Industrial Real Estate Income Trust, Inc. (“AIREIT”) collectively increased by $3.8 million and $11.8 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 due to additional capital raised in these funds. Management fees from Infrastructure Debt Fund IV (“IDF IV”) and IDF V collectively increased by $2.4 million and $7.5 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to fees earned for the full period following the close of the Infrastructure Debt Acquisition on February 10, 2022 and deployment within IDF V.

One-time catch-up fees from funds within the Real Assets Group consisted of the following: (i) $0.4 million and $0.5 million for the three and six months ended June 30, 2023, respectively, from our fourth U.S. opportunistic real estate equity fund; (ii) $0.2 million for the six months ended June 30, 2023 and $0.7 million for the three months ended June 30, 2022 from our sixth European real estate equity fund; and (iii) $5.3 million and $3.9 million for the three and six months ended June 30, 2022, respectively, from US X.

For the three and six months ended June 30, 2023 compared to the same periods in 2022, management fees, excluding one-time catch-up fees previously discussed, increased by: (i) $2.1 million and $4.2 million, respectively, for our fourth U.S. opportunistic real estate equity fund; (ii) $0.1 million and $1.9 million, respectively, for our sixth European real estate fund; and (iii) $1.3 million and $2.7 million, respectively, for US X. The increases in management fees for these funds was primarily driven by new limited partner capital commitments. Our most recent real estate equity funds pay a fee on committed capital that increases once that capital is invested.

Management fees for the six months ended June 30, 2023 also included one-time, make-whole termination fees of $3.3 million driven by the early termination of the advisory agreements of two U.S. industrial real estate equity funds, which resulted in the acceleration of contractual management fees.

The increases in effective management fee rate for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 were primarily due to additional capital raised in our non-traded REITs, which have effective management fee rates between 1.10% and 1.25%.
Other Fees. The increases in other fees for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily attributable to $6.7 million of transaction fees, which are generated periodically within the infrastructure debt strategy and represent a portion of the loan origination income from those transactions. The increases in other fees were partially offset by decreases for three and six months ended June 30, 2023 compared to the same periods in 2022 of: (i) $2.5 million and $3.6 million, respectively, in acquisition and development fees resulted from decreased activity; and (ii) $0.8 million and $1.8 million, respectively, related to program administration fees resulting from the management and creation of our 1031 exchange program that is used by our non-traded REITs.
Compensation and Benefits. The increases in compensation and benefits for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 were primarily driven by increases in salary expense of $2.8 million and $6.4 million, respectively, primarily attributable to headcount growth to support the expansion of our business as we added professionals to our growing U.S. real estate equity and infrastructure debt platforms. The increase in compensation and benefits for the six months ended June 30, 2023 when compared to the same period in 2022 was partially offset by lower incentive-based compensation that we believe will increase throughout the remainder of the current year and will exceed prior year levels. Compensation and benefits for the six months ended June 30, 2023 also included the full period of expense attributable to the infrastructure debt platform which did not have comparable results as the Infrastructure Debt Acquisition closed on February 10, 2022.
Average headcount increased by 20% to 348 investment and investment support professionals for the year-to-date period in 2023 from 290 professionals for the same period in 2022.
General, Administrative and Other Expenses. Certain expenses have increased during the current period, primarily from occupancy costs to support our growing headcount that are based in higher cost locations and from additional research subscriptions used by our investment professionals. Collectively, these expenses increased by $0.6 million and $1.6 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. For the six months ended June 30, 2023 compared to the same period in 2022, the increase in general, administrative and other expenses was also driven by: (i) travel, marketing and certain fringe benefits, which collectively increased by $1.6 million, as we continued to increase marketing efforts driven by more investor meetings and events and conducted more in-person company meetings and events with a focus on promoting collaboration; and (ii) amortization of placement fees of $0.9 million primarily attributable to new commitments in US X and IDF V in connection with our fundraising efforts. The increases described above include $1.5 million of expense for the six months ended June 30, 2023 compared to the same period in 2022, recognized in connection with the Infrastructure Debt Acquisition which did not have comparable results as the transaction closed on February 10, 2022.

During the second quarter of 2022, we also recognized $0.5 million in one-time expenses related to transition services that were provided by the seller in connection with the Infrastructure Debt Acquisition.

Realized Income:
The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Fee Related Earnings	$55,918	$49,025	$6,893	14%	$109,580	$88,462	$21,118	24%
Performance income—realized	2,737	17,405	(14,668)	(84)	8,823	51,698	(42,875)	(83)
Performance related compensation—realized	(1,668)	(11,186)	9,518	85	(5,426)	(33,395)	27,969	84
Realized net performance income	1,069	6,219	(5,150)	(83)	3,397	18,303	(14,906)	(81)
Investment income (loss)—realized	(1,549)	432	(1,981)	NM	(3,321)	3,885	(7,206)	NM
Interest and other investment income—realized	2,393	2,640	(247)	(9)	4,214	5,417	(1,203)	(22)
Interest expense	(4,106)	(2,713)	(1,393)	(51)	(8,002)	(5,102)	(2,900)	(57)
Realized net investment income (loss)	(3,262)	359	(3,621)	NM	(7,109)	4,200	(11,309)	NM
Realized Income	$53,725	$55,603	(1,878)	(3)	$105,868	$110,965	(5,097)	(5)
Realized net performance income for the three and six months ended June 30, 2023 was primarily attributable to incentive fees generated from an open-ended industrial real estate fund.

Realized net investment loss for the three and six months ended June 30, 2023 largely represents interest expense exceeding net investment and other income during the periods. Interest expense, which is allocated among our segments based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to rising SOFR rates and a higher average outstanding balance of the Credit Facility. Realized net investment loss for the three and six months ended June 30, 2023 also included realized losses recognized from a real estate debt vehicle, where carrying costs are exceeding investment returns as a result of limited investment opportunities. The activity for the three and six months ended June 30, 2023 was partially offset by distributions of net investment income from multiple real estate equity and real estate debt vehicles.

Realized net performance income and realized net investment income for the three and six months ended June 30, 2022 were primarily attributable to realizations from US VIII driven by multifamily property sales. Realized net performance income for the three and six months ended June 30, 2022 also included incentive fees generated from an open-ended industrial real estate fund. Realized net investment income for the three and six months ended June 30, 2022 was also attributable to distributions of net investment income from an infrastructure opportunities and real estate debt vehicles.
Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of June 30, 2023			As of December 31, 2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US VIII	$34,040	$21,786	$12,254	$36,822	$23,566	$13,256
US IX	88,560	54,907	33,653	86,905	53,881	33,024
EF IV	61,235	36,742	24,493	61,791	37,075	24,716
AREOF III	47,074	28,245	18,829	41,463	24,878	16,585
EIF V	90,976	68,004	22,972	94,398	70,562	23,836
Other real assets funds	193,235	122,533	70,702	171,489	108,002	63,487
Total Real Assets Group	$515,120	$332,217	$182,903	$492,868	$317,964	$174,904

The following table presents the change in accrued performance income for the Real Assets Group ($ in thousands):

		As of December 31, 2022	Activity during the period			As of June 30, 2023
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US VIII	European	$36,822	$(699)	$(2,083)	$—	$34,040
US IX	European	86,905	1,655	—	—	88,560
EF IV	American	61,791	(556)	—	—	61,235
AREOF III	European	41,463	5,611	—	—	47,074
EIF V	European	94,398	(3,422)	—	—	90,976
Other real assets funds	European	114,782	32,112	—	484	147,378
Other real assets funds	American	56,707	(10,124)	(709)	(17)	45,857
Total accrued carried interest		492,868	24,577	(2,792)	467	515,120
Other real assets funds	Incentive	—	6,031	(6,031)	—	—
Total Real Assets Group		$492,868	$30,608	$(8,823)	$467	$515,120

Real Assets Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 3/31/2023	$29,838	$8,533	$10,826	$5,175	$9,742	$64,114
Net new par/equity commitments	1,055	—	313	456	—	1,824
Net new debt commitments	—	—	150	—	—	150
Capital reductions	—	—	(1)	—	—	(1)
Distributions	(958)	(59)	(69)	(186)	(42)	(1,314)
Redemptions	(298)	—	(120)	—	—	(418)
Change in fund value	(190)	118	26	59	403	416
Balance at 6/30/2023	$29,447	$8,592	$11,125	$5,504	$10,103	$64,771

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 3/31/2022	$27,961	$7,683	$10,225	$4,424	$8,234	$58,527
Net new par/equity commitments	1,699	835	629	65	137	3,365
Net new debt commitments	400	419	625	—	—	1,444
Capital reductions	—	—	(34)	—	—	(34)
Distributions	(303)	(51)	(48)	(299)	(186)	(887)
Redemptions	(38)	—	(45)	—	—	(83)
Change in fund value	552	(328)	20	126	(125)	245
Balance at 6/30/2022	$30,271	$8,558	$11,372	$4,316	$8,060	$62,577

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$31,460	$8,561	$11,161	$5,194	$9,685	$66,061
Net new par/equity commitments	1,643	15	475	456	—	2,589
Net new debt commitments	—	—	150	—	—	150
Capital reductions	(245)	—	(160)	—	—	(405)
Distributions	(2,466)	(72)	(131)	(203)	(104)	(2,976)
Redemptions	(554)	—	(402)	—	—	(956)
Change in fund value	(391)	88	32	57	522	308
Balance at 6/30/2023	$29,447	$8,592	$11,125	$5,504	$10,103	$64,771

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$24,677	$6,827	$9,659	$4,756	$—	$45,919
Acquisitions	—	—	—	—	8,184	8,184
Net new par/equity commitments	3,297	2,018	856	65	187	6,423
Net new debt commitments	1,105	419	1,025	—	—	2,549
Capital reductions	(234)	—	(63)	—	—	(297)
Distributions	(1,054)	(359)	(95)	(321)	(186)	(2,015)
Redemptions	(129)	—	(90)	—	—	(219)
Change in fund value	2,609	(347)	80	(184)	(125)	2,033
Balance at 6/30/2022	$30,271	$8,558	$11,372	$4,316	$8,060	$62,577

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $64.8	AUM: $62.6

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.6 billion of non-fee paying AUM based on our general partner commitment as of June 30, 2023 and 2022, respectively.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 3/31/2023	$21,300	$5,685	$3,365	$4,570	$6,008	$40,928
Commitments	419	—	(5)	456	—	870
Deployment/subscriptions/increase in leverage	26	183	175	106	498	988
Capital reductions	—	(29)	(21)	—	—	(50)
Distributions	(433)	—	(76)	(254)	(333)	(1,096)
Redemptions	(298)	—	(133)	—	—	(431)
Change in fund value	(282)	26	63	—	20	(173)
Change in fee basis	—	98	—	—	—	98
Balance at 6/30/2023	$20,732	$5,963	$3,368	$4,878	$6,193	$41,134

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 3/31/2022	$18,039	$5,012	$3,855	$4,323	$4,898	$36,127
Commitments	1,522	452	103	—	—	2,077
Deployment/subscriptions/increase in leverage	255	163	194	151	759	1,522
Capital reductions	—	(10)	(80)	—	—	(90)
Distributions	(207)	(27)	(88)	—	(48)	(370)
Redemptions	(38)	—	(53)	—	—	(91)
Change in fund value	363	(238)	22	—	(91)	56
Balance at 6/30/2022	$19,934	$5,352	$3,953	$4,474	$5,518	$39,231

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$21,788	$5,634	$3,691	$4,524	$5,970	$41,607
Commitments	1,001	15	(5)	456	—	1,467
Deployment/subscriptions/increase in leverage	45	201	214	153	597	1,210
Capital reductions	(245)	(29)	(55)	—	—	(329)
Distributions	(830)	(55)	(139)	(255)	(451)	(1,730)
Redemptions	(554)	—	(415)	—	—	(969)
Change in fund value	(473)	99	77	—	77	(220)
Change in fee basis	—	98	—	—	—	98
Balance at 6/30/2023	$20,732	$5,963	$3,368	$4,878	$6,193	$41,134

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$15,687	$4,916	$3,516	$4,496	$—	$28,615
Acquisitions	—	—	—	—	4,855	4,855
Commitments	2,548	1,607	106	—	—	4,261
Deployment/subscriptions/increase in leverage	611	257	563	199	802	2,432
Capital reductions	—	(10)	(81)	—	—	(91)
Distributions	(623)	(235)	(134)	(221)	(48)	(1,261)
Redemptions	(129)	—	(100)	—	—	(229)
Change in fund value	1,848	(364)	83	—	(91)	1,476
Change in fee basis	(8)	(819)	—	—	—	(827)
Balance at 6/30/2022	$19,934	$5,352	$3,953	$4,474	$5,518	$39,231

The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $41.1	FPAUM: $39.2

Market value(1)	Invested capital/other(2)	Capital commitments

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.
(2)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.

Real Assets Group—Fund Performance Metrics as of June 30, 2023

Four significant funds, AIREIT, AREIT, IDF IV and an open-ended industrial real estate fund, collectively contributed approximately 42% of the Real Assets Group’s management fees for the six months ended June 30, 2023.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Assets Group as of June 30, 2023 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
AREIT(2)	2012	$5,174	N/A	(1.7)	N/A	(2.8)	N/A	7.2	U.S. Real Estate Equity
AIREIT(3)	2017	8,164	N/A	(2.8)	N/A	(3.7)	N/A	12.1	U.S. Real Estate Equity
Open-ended industrial real estate fund(4)	2017	5,339	(1.9)	(1.8)	(4.5)	(4.2)	22.7	18.6	U.S. Real Estate Equity

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

The following table presents the performance data of the Real Assets Group’s significant drawdown fund as of June 30, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
IDF IV(7)	2018	$3,764	$4,012	$4,419	$1,706	$3,233	$4,939	1.2x	1.1x	7.4	5.3	Infrastructure Debt

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
(7)IDF IV is made up of U.S. Dollar hedged, U.S. Dollar unhedged, Euro unhedged, Yen hedged parallel funds and a single investor U.S. Dollar parallel fund. The gross and net IRR and MoIC presented in the table are for the U.S. Dollar hedged parallel fund. The gross and net IRR for the U.S. Dollar unhedged parallel fund are 6.8% and 4.7%, respectively. The gross and net MoIC for the U.S. Dollar unhedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the Euro unhedged parallel fund are 7.1% and 4.9%, respectively. The gross and net MoIC for the Euro unhedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the Yen hedged parallel fund are 5.6% and 3.7%, respectively. The gross and net MoIC for the Yen hedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the single investor U.S. Dollar parallel fund are 5.7% and 4.3%, respectively. The gross and net MoIC for the single investor U.S. Dollar parallel fund are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for IDF IV are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Secondaries Group—Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

Fee Related Earnings:

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Management fees	$41,785	$46,201	$(4,416)	(10)%	$81,648	$90,705	$(9,057)	(10)%
Fee related performance revenues	298	—	298	NM	3,569	—	3,569	NM
Other fees	5	—	5	NM	5	—	5	NM
Compensation and benefits	(16,623)	(15,133)	(1,490)	(10)	(30,035)	(26,773)	(3,262)	(12)
General, administrative and other expenses	(4,151)	(2,957)	(1,194)	(40)	(8,443)	(6,035)	(2,408)	(40)
Fee Related Earnings	$21,314	$28,111	(6,797)	(24)	$46,744	$57,897	(11,153)	(19)

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):

$90.7
$4.5
$0.2
$86.0
$81.6
$2.1
$0.3
$79.2
$46.2
$4.1
$0.1
$42.0
$41.8
$1.5
$0.2
$40.1
Q2 2023
Q2 2022
YTD Q2 2023
YTD Q2 2022
Effective management fee rate
0.89%
0.90%
0.89%
0.91%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q2 2022
Fees from funds that no longer pay fees as of Q2 2023
One-time fees

Management fees from Landmark Equity Partners XV, L.P. (“LEP XV”) decreased by $3.6 million and $7.3 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 primarily due to the change in fee base to reported value, which largely reflects the NAV of each funds’ limited partnership interests, from called capital plus unfunded commitments. Management fees also decreased due to one-time catch-up fees from Landmark Equity Partners XVII, L.P. (“LEP XVII”) of $3.4 million and $4.4 million that were recognized during the three and six months ended June 30, 2022, respectively. The decreases in management fees were partially offset by increases for the three and six months ended June 30, 2023 compared to the same periods in 2022 driven by: (i) additional fees from our ninth real estate secondaries fund, excluding one-time catch-up fees during the periods, of $1.0 million and $4.2 million, respectively, generated from new commitments; and (ii) higher fees from APMF of $1.0 million and $1.2 million, respectively, as we contractually agreed to a reduced fee rate of 0.25% from inception through March 31, 2023 that subsequently increased to 1.40% beginning in the second quarter of 2023.
The decreases in effective management fee rates for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily driven by the reduction in fee base of LEP XV.

Fee Related Performance Revenues. Fee related performance revenues reflects incentive fees recognized from APMF for the six months ended June 30, 2023. Incentive fees from APMF are calculated based on 12.5% of its investment return each quarter, including income and net appreciation, subject to certain net loss carry-forward provisions.
Compensation and Benefits. The increases in compensation and benefits for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily driven by higher salary expense of $0.9 million and $1.6 million, respectively, primarily attributable to headcount growth. For the six months ended June 30, 2023 compared to the same period in 2022, the increase in compensation and benefits was also driven by higher fee related performance compensation of $2.1 million corresponding to the increases in fee related performance revenues.
Average headcount increased by 6% to 101 investment and investment support professionals for the year-to-date period in 2023 from 95 professionals for the same period in 2022.
General, Administrative and Other Expenses. Travel and marketing collectively increased by $0.7 million and $1.6 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 driven by more in-person company meetings and events and by distribution fees from APMF that are expected to fluctuate with sales and the growth in assets. Additionally, professional service fees have increased by $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to recruiting fees to hire professionals that will support anticipated future growth of our investment offerings.

Realized Income:

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Fee Related Earnings	$21,314	$28,111	$(6,797)	(24)%	$46,744	$57,897	$(11,153)	(19)%
Performance income—realized	5,460	4,156	1,304	31	5,460	4,156	1,304	31
Performance related compensation—realized	(4,678)	(3,514)	(1,164)	(33)	(4,678)	(3,514)	(1,164)	(33)
Realized net performance income	782	642	140	22	782	642	140	22
Interest and other investment income—realized	182	2,200	(2,018)	(92)	1,407	2,844	(1,437)	(51)
Interest expense	(2,451)	(1,557)	(894)	(57)	(4,756)	(2,022)	(2,734)	(135)
Realized net investment income (loss)	(2,269)	643	(2,912)	NM	(3,349)	822	(4,171)	NM
Realized Income	$19,827	$29,396	(9,569)	(33)	$44,177	$59,361	(15,184)	(26)

Realized net performance income for the three and six months ended June 30, 2023 and 2022 was primarily attributable to tax distributions from LREP VIII.

Realized net investment loss for the three and six months ended June 30, 2023 largely represents interest expense exceeding net investment and other income during the period. Interest expense, which is allocated among our segments based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to rising SOFR rates and a higher average outstanding balance of the Credit Facility. Realized net investment loss for the six months ended June 30, 2023 was partially offset by dividend income received from APMF.

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

	As of June 30, 2023			As of December 31, 2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$133,256	$113,934	$19,322	$141,122	$120,659	$20,463
LREP VIII	112,151	96,450	15,701	109,928	94,538	15,390
Other secondaries funds	55,235	47,174	8,061	58,135	49,726	8,409
Total Secondaries Group	$300,642	$257,558	$43,084	$309,185	$264,923	$44,262

The following table presents the change in accrued performance income for the Secondaries Group ($ in thousands):

		As of December 31, 2022	Activity during the period		As of June 30, 2023
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
Accrued Carried Interest
LEP XVI	European	$141,122	$(7,866)	$—	$133,256
LREP VIII	European	109,928	6,783	(4,560)	112,151
Other secondaries funds	European	58,135	(2,000)	(900)	55,235
Total Secondaries Group		$309,185	$(3,083)	$(5,460)	$300,642

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 3/31/2023	$12,670	$7,667	$1,569	$938	$50	$22,894
Net new par/equity commitments	21	121	—	—	—	142
Distributions	(60)	(67)	(2)	—	—	(129)
Change in fund value	(48)	36	107	—	—	95
Balance at 6/30/2023	$12,583	$7,757	$1,674	$938	$50	$23,002

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other	Total Secondaries Group
Balance at 3/31/2022	$14,305	$7,530	$1,633	$—	$—	$23,468
Net new par/equity commitments	480	311	74	—	—	865
Distributions	(178)	(267)	(106)	—	—	(551)
Change in fund value	100	(52)	62	—	—	110
Balance at 6/30/2022	$14,707	$7,522	$1,663	$—	$—	$23,892

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 12/31/2022	$12,769	$7,552	$1,640	$—	$—	$21,961
Net new par/equity commitments	42	359	—	938	50	1,389
Distributions	(319)	(163)	(72)	—	—	(554)
Change in fund value	91	9	106	—	—	206
Balance at 6/30/2023	$12,583	$7,757	$1,674	$938	$50	$23,002

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other	Total Secondaries Group
Balance at 12/31/2021	$13,833	$6,662	$1,624	$—	$—	$22,119
Acquisitions	199	—	—	—	—	199
Net new par/equity commitments	648	1,223	74	—	—	1,945
Distributions	(287)	(687)	(152)	—	—	(1,126)
Change in fund value	314	324	117	—	—	755
Balance at 6/30/2022	$14,707	$7,522	$1,663	$—	$—	$23,892

(1) Activity within Other represents equity commitments to the platform that have not yet been allocated to an investment strategy.

The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $23.0	AUM: $23.9

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.5 billion and $0.4 billion of non-fee paying AUM based on our general partner commitment as of June 30, 2023 and 2022, respectively.

Secondaries Group—Fee Paying AUM
The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 3/31/2023	$10,998	$5,473	$1,276	$—	$17,747
Commitments	21	115	—	—	136
Deployment/subscriptions/increase in leverage	—	186	7	—	193
Distributions	(16)	(57)	—	—	(73)
Change in fund value	(150)	(41)	(29)	—	(220)
Change in fee basis	(7)	19	—	—	12
Balance at 6/30/2023	$10,846	$5,695	$1,254	$—	$17,795

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 3/31/2022	$11,894	$4,969	$1,207	$—	$18,070
Commitments	478	259	74	—	811
Deployment/subscriptions/increase in leverage	1	246	4	—	251
Distributions	(48)	(260)	(80)	—	(388)
Change in fund value	225	(120)	74	—	179
Change in fee basis	(1,349)	(20)	—	—	(1,369)
Balance at 6/30/2022	$11,201	$5,074	$1,279	$—	$17,554

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2022	$11,062	$5,313	$1,293	$—	$17,668
Commitments	42	201	—	—	243
Deployment/subscriptions/increase in leverage	67	217	15	—	299
Distributions	(55)	(153)	(58)	—	(266)
Change in fund value	(227)	111	4	—	(112)
Change in fee basis	(43)	6	—	—	(37)
Balance at 6/30/2023	$10,846	$5,695	$1,254	$—	$17,795

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2021	$11,787	$5,389	$1,188	$—	$18,364
Acquisitions	131	—	—	—	131
Commitments	595	839	74	—	1,508
Deployment/subscriptions/increase in leverage	58	246	16	—	320
Distributions	(59)	(678)	(124)	—	(861)
Change in fund value	71	722	125	—	918
Change in fee basis	(1,382)	(1,444)	—	—	(2,826)
Balance at 6/30/2022	$11,201	$5,074	$1,279	$—	$17,554

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $17.8	FPAUM: $17.6

Market value(1)	Capital commitments	Invested capital/other

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondaries Group—Fund Performance Metrics as of June 30, 2023

Two significant funds, LEP XVI and LREP VIII, collectively contributed approximately 43% of the Secondaries Group’s management fees for the six months ended June 30, 2023.
The following table presents the performance data of the Secondaries Group’s significant drawdown funds as of June 30, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
LEP XVI(7)	2016	$4,820	$4,896	$3,433	$1,990	$2,871	$4,861	1.6x	1.4x	32.0	21.7	Private Equity Secondaries
LREP VIII(7)	2016	3,417	3,300	2,182	1,350	1,682	3,032	1.5x	1.4x	24.5	17.0	Real Estate Secondaries

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

Operations Management Group—Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

Fee Related Earnings:
The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Other fees	$7,848	$6,298	$1,550	25%	$12,488	$12,174	$314	3%
Compensation and benefits	(86,011)	(71,341)	(14,670)	(21)	(170,978)	(135,408)	(35,570)	(26)
General, administrative and other expenses	(49,467)	(35,225)	(14,242)	(40)	(95,639)	(67,609)	(28,030)	(41)
Fee Related Earnings	$(127,630)	$(100,268)	(27,362)	(27)	$(254,129)	$(190,843)	(63,286)	(33)

Other Fees. The increases in other fees for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily driven by: (i) net asset-based distribution fees associated with our non-traded REITs of $1.7 million and $3.4 million, respectively; (ii) broker-dealer advisory fees of $2.0 million earned in connection with the initial public offering of AAC II during the second quarter of 2023; and (iii) administrative fees reimbursement for expenses that have been excluded from FRE of $1.1 million. The increases in other fees for the three and six months ended June 30, 2023 compared to the same periods in 2022 were partially offset by decreases in facilitation fees from the 1031 exchange program associated with our non-traded REITs of $2.9 million and $5.5 million, respectively.

Compensation and Benefits. The increases in compensation and benefits for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 were primarily driven by: (i) the expansion of our strategy and relationship management teams to support global fundraising; (ii) the expansion of our business operations teams to support the growth of our business and other strategic initiatives; and (iii) higher incentive-based compensation that we believe will continue to increase throughout the year and exceed prior year levels. Average headcount increased by 23% to 1,452 operations management professionals for the year-to-date period in 2023 from 1,176 professionals for the same period in 2022.

The increases described above included $1.0 million of expense recognized in connection with the SSG Buyout which did not have comparable results as the transaction closed on March 31, 2023.

Our engagement of a third party subject matter expert to support the reorganization of our income tax compliance function during the third quarter of 2022 reduced salary expense by $2.3 million and $5.9 million for the three and six months ended June 30, 2023, respectively, with a corresponding increase in general, administrative and other expenses. As this reorganization occurred at the end of the second quarter of 2022, the results will be more comparable beginning with the third quarter of 2023.

Employee commissions, which are earned in connection with the sale and distribution of fund shares in our non-traded REITs and private placements of our exchange programs, have been de-emphasized as a component of Ares Wealth Management Solutions, LLC’s (“AWMS”) compensation structure and instead have been replaced with other forms of compensation that are not aligned with the sales volumes of our retail products. This change in the compensation structure will limit expense volatility associated with those sales in future periods.

General, Administrative and Other Expenses. Professional service fees increased by $4.8 million and $11.2 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to the reorganization of our income tax compliance function. Additionally, travel and marketing collectively increased by $2.7 million and $7.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 driven by more investor meetings and events and conducted more in-person company meetings and events with a focus on promoting collaboration. The increases for travel and marketing over the comparative periods were also inclusive of $0.3 million and $2.2 million, respectively, from AWMS, driven by more meetings and events as marketing and communication efforts continued to increase with our expanding retail distribution platform. As we build out our retail distribution infrastructure and capabilities to support prospective sales and AUM growth, we expect marketing and distribution expenses, including travel, to increase in future periods. Separately, certain other expenses also increased by $1.5 million and $2.3 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 as we increased training to develop the skills of our employees, onboarded individuals participating in our summer internship program and conducted more in-person company meetings and events, including events held globally to celebrate Ares’ 25th anniversary.

Certain expenses have also increased during the current year to support our growing headcount and the expansion of our business. Most notably, occupancy costs, information technology and information services have collectively increased by $2.8 million and $5.1 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.
The increases described above included $0.5 million of expense recognized in connection with the SSG Buyout which did not have comparable results as the transaction closed on March 31, 2023.
Realized Income:
The following table presents the components of the OMG’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Fee Related Earnings	$(127,630)	$(100,268)	$(27,362)	(27)%	$(254,129)	$(190,843)	$(63,286)	(33)%
Interest and other investment income (loss)—realized	328	(995)	1,323	NM	236	(1,279)	1,515	NM
Interest expense	(11)	(179)	168	94	(37)	(346)	309	89
Realized net investment income (loss)	317	(1,174)	1,491	NM	199	(1,625)	1,824	NM
Realized Income	$(127,313)	$(101,442)	(25,871)	(26)	$(253,930)	$(192,468)	(61,462)	(32)

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that the Company is well-positioned and its liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, dividend payments, pending acquisitions and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees and fee related performance revenues, which are collected monthly, quarterly or semi-annually, and net realized performance income, which may be unpredictable as to amount and timing, (4) fund distributions related to our investments that are unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of June 30, 2023, our cash and cash equivalents were $276.8 million, and we had $725.0 million borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to leverage and other covenants. We remain in compliance with all covenants as of June 30, 2023. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown or declines in deployment, declines or write downs in valuations, or a slowdown or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Declines or delays and transaction activity may impact our fund distributions and net realized performance income which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
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
Our unaudited condensed consolidated financial statements reflect the cash flows of our operating businesses as well as those of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on the amounts reported within our condensed consolidated statements of cash flows . The primary cash flow activities of our Consolidated Funds include: (1) raising capital from third-party investors, which is reflected as non-controlling interests of our Consolidated Funds, (2) financing certain investments by issuing debt, (3) purchasing and selling investment securities, (4) generating cash through the realization of certain investments, (5) collecting interest and dividend income and (6) distributing cash to investors. Our Consolidated Funds are generally accounted for as investment companies under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations. Liquidity available at our Consolidated Funds is not available for corporate liquidity needs, and debt of the Consolidated Funds is non–recourse to the Company except to the extent of the Company’s investment in the fund.
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

	Six months ended June 30,
	2023	2022
Net cash provided by operating activities	$467,676	$358,175
Net cash used in the Consolidated Funds’ operating activities, net of eliminations	(459,156)	(926,373)
Net cash provided by (used in) operating activities	8,520	(568,198)
Net cash used in the Company’s investing activities	(21,127)	(320,125)
Net cash used in the Company’s financing activities	(564,377)	(116,458)
Net cash provided by the Consolidated Funds’ financing activities, net of eliminations	466,876	931,952
Net cash provided by (used in) financing activities	(97,501)	815,494
Effect of exchange rate changes	(3,052)	(17,959)
Net change in cash and cash equivalents	$(113,160)	$(90,788)

Operating Activities
In the table below cash flows from operations have been summarized to present: (i) cash generated from our core operating activities, primarily consisting of profits generated principally from management fees and fee related performance revenues after covering for operating expenses and fee related performance compensation; (ii) net realized performance income; and (iii) net cash from investment related activities including purchases, sales, net realized investment income and interest payments. We generated meaningful cash flow from operations in each period presented.

	Six months ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Core operating activities	$700,914	$416,026	$284,888	68%
Net realized performance income	39,337	80,849	(41,512)	(51)
Net cash used in investment related activities	(272,575)	(138,700)	(133,875)	97
Net cash provided by operating activities	$467,676	$358,175	109,501	31

Cash generated from our core operating activities increased as a result of growing fee revenues and sustained profitability. Net realized performance income represents a source of cash and includes incentive fees that are realized annually at the end of the measurement period, which is typically at the end of the calendar year. Cash from these realizations are generally received in the period subsequent to the measurement period. Our incentive fee realizations were higher in the fourth quarter of 2021 compared to the fourth quarter of 2022, which resulted in a decrease in cash payments received over the comparative periods.
Net cash used in investment related activities for the six months ended June 30, 2023 primarily represents: (i) purchases associated with funding capital commitments and strategic initiative related investments in our investment portfolio; (ii) interest payments on our debt obligations; offset by (iii) sales of our capital investments to employees. Our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund from year to year. For further discussion of our capital commitments, see “Note 7. Commitments and Contingencies,” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Net cash used in the Consolidated Funds’ operating activities for six months ended June 30, 2023 and 2022 was principally attributable to net purchases of investment securities by recently launched funds during each period. The activity for the six months ended June 30, 2023 included the purchase of U.S. Treasury securities following the initial public offering of AAC II and the sale of U.S. Treasury securities associated with the redemption of Class A ordinary shares in AAC I by public shareholders.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.
Investing Activities

	Six months ended June 30,
	2023	2022
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(21,127)	$(18,448)
Acquisitions, net of cash acquired	—	(301,677)
Net cash used in investing activities	$(21,127)	$(320,125)

Net cash used in the Company’s investing activities was principally composed of cash to purchase furniture, fixtures, equipment and leasehold improvements during both years to support the growth in our staffing levels and to expand our global presence. Net cash used in the Company’s investing activities for the six months ended June 30, 2022 also included cash used to complete the Infrastructure Debt Acquisition.

Financing Activities

	Six months ended June 30,
	2023	2022
Net borrowings (repayments) of Credit Facility	$25,000	$(20,000)
Proceeds from issuance of senior notes	—	488,915
Class A and non-voting common stock dividends	(294,604)	(222,912)
AOG unitholder distributions	(215,897)	(183,454)
Stock option exercises	53,140	8,644
Taxes paid related to net share settlement of equity awards	(133,570)	(189,485)
Other financing activities	1,554	1,834
Net cash used in the Company’s financing activities	$(564,377)	$(116,458)

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, resulting in net cash used in the Company’s financing activities for the six months ended June 30, 2023 and 2022.

In connection with the vesting of restricted units that are granted to our employees under the 2023 Equity Incentive Plan (the “Equity Incentive Plan,” which replaced the Third Amended and Restated 2014 Equity Incentive Plan during the second quarter of 2023), we withhold shares equal to the fair value of our employees tax withholding liabilities and pay the taxes on their behalf in cash and thus net issue fewer shares. This use of cash decreased from the prior year primarily as a result of fewer restricted units that vested in the current year. However, such decrease was partially offset by our higher stock price, which resulted in employees recognizing additional compensation. A greater number of restricted units vested in the prior year primarily due to certain awards that vested in their entirety on the fifth anniversary of their applicable grant dates. For the six months ended June 30, 2023 and 2022, we net settled and did not issue 1.5 million shares and 2.4 million shares, respectively. Net cash provided by the Company’s financing activities also included cash received from stock options exercises with 3.2 million and 0.5 million options exercised for the six months ended June 30, 2023 and 2022, respectively.

Net cash provided by the Company’s financing activities for the six months ended June 30, 2022 also included net proceeds from the issuance of the 2052 Senior Notes. These proceeds were used primarily to fund the Infrastructure Debt Acquisition.

	Six months ended June 30,
	2023	2022
Contributions from redeemable and non-controlling interests in Consolidated Funds, net of eliminations	$680,991	$218,280
Distributions to non-controlling interests in Consolidated Funds, net of eliminations	(35,925)	(53,638)
Redemptions of redeemable interest in Consolidated Funds	(538,985)	—
Borrowings under loan obligations by Consolidated Funds	535,464	814,183
Repayments under loan obligations by Consolidated Funds	(174,669)	(46,873)
Net cash provided by the Consolidated Funds’ financing activities	$466,876	$931,952
Net cash provided by the Consolidated Funds’ financing activities for the six months ended June 30, 2023 was primarily attributable to the borrowing of one newly issued CLO and the contributions from shareholders in the initial public offering of AAC II. Net cash used in the Consolidated Funds’ financing activities included the redemption of Class A ordinary shares in AAC I by public shareholders.
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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2023, we were required to maintain approximately $65.8 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon (“Tax Receivable Benefit” (as defined in the TRA)). Pursuant to an amendment to the TRA, with an effective date of May 1, 2023, to the extent Ares Owners Holdings L.P. would have been a TRA recipient of certain Tax Benefit Payments under the TRA, for taxable exchanges on or after May 1, 2023, Ares Owners Holdings L.P. will no longer be entitled to any Tax Benefit Payment for such exchanges. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $132.5 million and $118.5 million as of June 30, 2023 and December 31, 2022, respectively.
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

At June 30, 2023 and December 31, 2022, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. However, uncertainty surrounding global financial stability, including the liquidity of certain banks given the recent strain on the banking system, may have an adverse impact on us. For further consideration, see “Item 1A. Risk Factors—Our business is dependent on bank relationships and the recent strain on the banking system may adversely impact us.”

There have been no material changes in our market risks for the six months ended June 30, 2023. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2022, which is accessible on the SEC’s website at www.sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of June 30, 2023 and December 31, 2022, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us or our funds and their investment advisers, respectively. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, neither we nor our funds or their investment advisers expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which are accessible on the SEC’s website at www.sec.gov. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are not the only risks facing us. These risks and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Except as set forth below, all unregistered purchases of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q ($ in thousands; except share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs(1)
April 1, 2023 - April 30, 2023	—	$—	—	$150,000
May 1, 2023 - May 31, 2023	—	—	—	150,000
June 1, 2023 - June 30, 2023	—	—	—	150,000
Total	—		—

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

Item 3. Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2023, certain executive officers and directors of the Company or a vehicle controlled by them (each, a “Plan Participant”) entered into Rule 10b5-1 trading plan (a “Rule 10b5-1 Trading Plan”) to sell shares of the Company’s Class A common stock, in each case, subject to any applicable volume limitations.

The table below provides certain information regarding each Plan Participant’s Rule 10b5-1 Trading Plan.

Name and Title	Plan Date	Maximum Shares That May Be Sold Under the Plan	Plan Expiration Date
R. Kipp deVeer, Director, Head of Credit Group	May 8, 2023	281,498	May 8, 2024
Bennett Rosenthal, Director, Co-Founder and Chairman of Private Equity Group	May 12, 2023	500,000	April 30, 2024
David Kaplan, Director and Co-Founder	May 12, 2023	500,000	June 30, 2024
Ryan Berry, Chief Marketing and Strategy Officer	June 15, 2023	75,000	August 30, 2024

A Rule 10b5-1 Trading Plan is a written document that pre-establishes the amounts, prices and dates (or formulas for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock, including, if applicable, shares issued upon exercise of stock options or vesting of restricted stock units.

Each Plan Participant’s Rule 10b5-1 Trading Plan was adopted during an authorized trading period and when such Plan Participant was not in possession of material non-public information and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Ares Management Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on May 6, 2021).
3.2	Bylaws of Ares Management Incorporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
10.1	Fourth Amended and Restated Tax Receivable Agreement, dated May 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001-36429) filed with the SEC on May 8, 2023).
10.2#	Ares Management Corporation 2023 Equity Incentive Plan (incorporated by reference to Annex B to the Registrant's Definitive Proxy Statement (File No. 001-36429) filed with the SEC on April 28, 2023).
10.3#	Form of Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.4#	Form of Deferred Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.5#	Form of Director Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.6#	Form of Executive Officer Time-Based Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.7#	Form of Executive Officer Performance-Based Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

# Denotes a management contract or compensation plan or arrangement.
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

ARES MANAGEMENT CORPORATION

Dated: August 3, 2023	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: August 3, 2023	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)