Form 10-Q
period 2023-09-30
Ares Management Corp
filed 2023-11-06
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 31, 2023 there were 185,586,803 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, and 118,132,697 of the registrant’s Class C common stock outstanding.

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

•“fee related earnings” or “FRE”, a non-GAAP measure, is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees and fee related performance revenues, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as FRE excludes net performance income, investment income from our funds and adjusts for certain other items that we believe are not indicative of our core operating performance. Fee related performance revenues, together with fee related performance compensation, is presented within FRE because it represents incentive fees from perpetual capital vehicles that are measured and eligible to be received on a recurring basis and are not dependent on realization events from the underlying investments;

•“fee related performance revenues” refers to incentive fees from perpetual capital vehicles that are: (i) measured and eligible to be received on a recurring basis; and (ii) not dependent on realization events from the underlying investments. Certain vehicles are subject to hold back provisions that limit the amounts paid in a particular year. Such hold back amounts may be paid in subsequent years, subject to their extended performance conditions;

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

•“Part I Fees” refers to a quarterly fee on the net investment income of ARCC, CION Ares Diversified Credit Fund (“CADC”) and Ares Strategic Income Fund (“ASIF”). Such fees are classified as management fees as they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter, unless subject to a payment deferral;

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

•“perpetual capital” refers to the AUM of: (i) our publicly-traded vehicles including ARCC, Ares Commercial Real Estate Corporation (NYSE: ACRE) (“ACRE”) and Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC) (“ARDC”); (ii) our non-traded vehicles, including our non-traded Real Estate Investment Trusts (“REITs”), Ares Private Markets Fund (“APMF”), ASIF and CADC; (iii) Aspida Holdings Ltd. (together with its subsidiaries, “Aspida”); and (iv) certain other commingled funds and managed accounts that have an indefinite term, are not in liquidation, and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Perpetual Capital - Managed Accounts refers to managed accounts for single investors primarily in illiquid strategies that meet the Perpetual Capital criteria. Perpetual Capital - Private Commingled Funds refers to commingled funds that meet the Perpetual Capital criteria, not including our publicly traded vehicles or non-traded vehicles. Perpetual Capital may be withdrawn by investors under certain conditions, including through an election to redeem an investor’s fund investment or to terminate the investment management agreement, which in certain cases may be terminated on 30 days’ prior written notice. In addition, the investment management or advisory agreements of certain of our publicly-traded and non-traded vehicles have one year terms, which are subject to annual renewal by such vehicles;

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

Many of the terms used in this report, including AUM, FPAUM, FRE and RI, may not be comparable to similarly titled measures used by other companies. In addition, our definitions of AUM and FPAUM are not based on any definition of AUM or FPAUM that is set forth in the agreements governing the funds that we manage and may differ from definitions of AUM or FPAUM set forth in other agreements to which we are a party or definitions used by the SEC or other regulatory bodies. Further, FRE and RI are not measures of performance calculated in accordance with GAAP. We use FRE and RI as measures of operating performance, not as measures of liquidity. FRE and RI should not be considered in isolation or as substitutes for operating income, net income, operating cash flows, or other income or cash flow statement data prepared in accordance with GAAP. The use of FRE and RI without consideration of related GAAP measures is not adequate due to the adjustments described above. Our management compensates for these limitations by using FRE and RI as supplemental measures to our GAAP results. We present these measures to provide a more complete understanding of our performance as our management measures it.

Amounts and percentages throughout this report may reflect rounding adjustments and consequently totals may not appear to sum.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$311,827	$389,987
Investments (includes accrued carried interest of $3,490,841 and $3,106,577 at September 30, 2023 and December 31, 2022, respectively)	4,436,746	3,974,734
Due from affiliates	690,475	758,472
Other assets	306,492	381,137
Right-of-use operating lease assets	259,537	155,950
Intangible assets, net	1,033,590	1,208,220
Goodwill	997,801	999,656
Assets of Consolidated Funds:
Cash and cash equivalents	885,318	724,641
Investments held in trust account	1,002,787	1,013,382
Investments, at fair value	13,221,997	12,191,251
Due from affiliates	12,352	15,789
Receivable for securities sold	153,210	124,050
Other assets	71,761	65,570
Total assets	$23,383,893	$22,002,839
Liabilities
Accounts payable, accrued expenses and other liabilities	$264,485	$231,921
Accrued compensation	361,017	510,130
Due to affiliates	210,729	252,798
Performance related compensation payable	2,538,450	2,282,209
Debt obligations	2,340,173	2,273,854
Operating lease liabilities	326,902	190,616
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	243,337	168,286
Due to affiliates	—	4,037
Payable for securities purchased	512,879	314,193
CLO loan obligations, at fair value	11,460,963	10,701,720
Fund borrowings	80,741	168,046
Total liabilities	18,339,676	17,097,810
Commitments and contingencies
Redeemable interest in Consolidated Funds	1,002,587	1,013,282
Redeemable interest in Ares Operating Group entities	23,176	93,129
Non-controlling interests in Consolidated Funds	1,053,433	1,074,356
Non-controlling interests in Ares Operating Group entities	1,231,842	1,135,023
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (184,360,944 shares and 173,892,036 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	1,844	1,739
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding at September 30, 2023 and December 31, 2022)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at September 30, 2023 and December 31, 2022)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (118,132,697 shares and 117,231,288 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	1,181	1,172
Additional paid-in-capital	2,262,735	1,970,754
Accumulated deficit	(515,351)	(369,475)
Accumulated other comprehensive loss, net of tax	(17,265)	(14,986)
Total stockholders’ equity	1,733,179	1,589,239
Total equity	4,018,454	3,798,618
Total liabilities, redeemable interest, non-controlling interests and equity	$23,383,893	$22,002,839
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues
Management fees	$637,517	$548,458	$1,853,304	$1,546,350
Carried interest allocation	(28,126)	192,186	541,828	417,779
Incentive fees	16,454	8,882	33,327	29,979
Principal investment income	9,339	11,582	38,985	15,521
Administrative, transaction and other fees	36,071	40,182	110,459	108,090
Total revenues	671,255	801,290	2,577,903	2,117,719
Expenses
Compensation and benefits	367,502	425,419	1,095,833	1,155,031
Performance related compensation	(25,448)	142,934	401,990	316,818
General, administrative and other expenses	211,842	319,352	501,340	562,441
Expenses of Consolidated Funds	7,064	10,397	28,171	28,364
Total expenses	560,960	898,102	2,027,334	2,062,654
Other income (expense)
Net realized and unrealized gains (losses) on investments	(1,770)	4,431	5,226	10,765
Interest and dividend income	4,752	2,086	11,281	5,064
Interest expense	(25,975)	(18,307)	(76,800)	(51,174)
Other income (expense), net	5,742	2,601	(1,068)	10,194
Net realized and unrealized gains (losses) on investments of Consolidated Funds	79,591	(30)	188,717	8,031
Interest and other income of Consolidated Funds	255,600	158,415	712,992	396,080
Interest expense of Consolidated Funds	(201,363)	(112,762)	(540,954)	(266,028)
Total other income, net	116,577	36,434	299,394	112,932
Income (loss) before taxes	226,872	(60,378)	849,963	167,997
Income tax expense (benefit)	29,898	(11,599)	113,418	22,272
Net income (loss)	196,974	(48,779)	736,545	145,725
Less: Net income attributable to non-controlling interests in Consolidated Funds	80,289	16,340	174,663	48,700
Net income (loss) attributable to Ares Operating Group entities	116,685	(65,119)	561,882	97,025
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	758	93	(332)	35
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	54,104	(29,666)	261,838	46,942
Net income (loss) attributable to Ares Management Corporation Class A and non-voting common stockholders	$61,823	$(35,546)	$300,376	$50,048
Net income (loss) per share of Class A and non-voting common stock:
Basic	$0.30	$(0.22)	$1.54	$0.23
Diluted	$0.30	$(0.22)	$1.54	$0.23
Weighted-average shares of Class A and non-voting common stock:
Basic	186,218,638	175,631,144	182,757,955	175,010,241
Diluted	186,218,638	175,631,144	182,757,955	175,010,241

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$196,974	$(48,779)	$736,545	$145,725
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(23,984)	(29,611)	(21,780)	(71,648)
Total comprehensive income (loss)	172,990	(78,390)	714,765	74,077
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	68,976	7,141	157,055	24,506
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	659	(840)	(738)	(2,225)
Less: Comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group entities	49,110	(37,518)	260,351	28,712
Comprehensive income (loss) attributable to Ares Management Corporation	$54,245	$(47,173)	$298,097	$23,084

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2022	$1,739	$35	$1,172	$1,970,754	$(369,475)	$(14,986)	$1,135,023	$1,074,356	$3,798,618
Changes in ownership interests and related tax benefits	19	—	34	(36,777)	—	—	87,541	(4,689)	46,128
Issuances of common stock	14	—	—	115,350	—	—	—	—	115,364
Capital contributions	—	—	—	—	—	—	1,172	93,585	94,757
Dividends/Distributions	—	—	—	—	(145,386)	—	(103,363)	(20,933)	(269,682)
Net income	—	—	—	—	94,039	—	88,408	26,693	209,140
Currency translation adjustment, net of tax	—	—	—	—	—	2,641	1,756	2,390	6,787
Equity compensation	—	—	—	41,541	—	—	27,537	—	69,078
Stock option exercises	5	—	—	9,175	—	—	—	—	9,180
Balance at March 31, 2023	1,777	35	1,206	2,100,043	(420,822)	(12,345)	1,238,074	1,171,402	4,079,370
Changes in ownership interests and related tax benefits	10	—	(9)	(151)	—	—	(4,086)	(322,729)	(326,965)
Issuances of common stock	—	—	—	737	—	—	—	—	737
Capital contributions	—	—	—	—	—	—	1,071	78,632	79,703
Dividends/Distributions	—	—	—	—	(149,218)	—	(109,651)	(14,992)	(273,861)
Net income	—	—	—	—	144,514	—	119,326	67,681	331,521
Currency translation adjustment, net of tax	—	—	—	—	—	2,658	1,751	(8,685)	(4,276)
Equity compensation	—	—	—	37,609	—	—	24,672	—	62,281
Stock option exercises	25	—	—	43,935	—	—	—	—	43,960
Balance at June 30, 2023	1,812	35	1,197	2,182,173	(425,526)	(9,687)	1,271,157	971,309	3,992,470
Changes in ownership interests and related tax benefits	17	—	(16)	15,435	—	—	(14,757)	(7,210)	(6,531)
Capital contributions	—	—	—	—	—	—	148	41,378	41,526
Dividends/Distributions	—	—	—	—	(151,648)	—	(97,936)	(21,020)	(270,604)
Net income	—	—	—	—	61,823	—	54,104	80,289	196,216
Currency translation adjustment, net of tax	—	—	—	—	—	(7,578)	(4,994)	(11,313)	(23,885)
Equity compensation	—	—	—	37,856	—	—	24,120	—	61,976
Stock option exercises	15	—	—	27,271	—	—	—	—	27,286
Balance at September 30, 2023	$1,844	$35	$1,181	$2,262,735	$(515,351)	$(17,265)	$1,231,842	$1,053,433	$4,018,454

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

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$736,545	$145,725
Adjustments to reconcile net income to net cash provided by (used in) operating activities	312,180	320,950
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds	(948,908)	(1,128,425)
Cash flows due to changes in operating assets and liabilities	135,660	313,649
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	91,314	(195,504)
Net cash provided by (used in) operating activities	326,791	(543,605)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(44,177)	(28,388)
Acquisitions, net of cash acquired	—	(301,658)
Net cash used in investing activities	(44,177)	(330,046)
Cash flows from financing activities:
Proceeds from Credit Facility	735,000	940,000
Proceeds from issuance of senior notes	—	488,915
Repayments of Credit Facility	(670,000)	(910,000)
Dividends and distributions	(760,085)	(608,220)
Stock option exercises	80,426	14,531
Taxes paid related to net share settlement of equity awards	(145,421)	(194,223)
Other financing activities	902	2,457
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	735,944	298,646
Distributions to non-controlling interests in Consolidated Funds	(56,945)	(104,432)
Redemptions of redeemable interests in Consolidated Funds	(553,718)	—
Borrowings under loan obligations by Consolidated Funds	549,664	1,120,680
Repayments under loan obligations by Consolidated Funds	(257,370)	(121,273)
Net cash provided by (used in) financing activities	(341,603)	927,081
Effect of exchange rate changes	(19,171)	(35,585)
Net change in cash and cash equivalents	(78,160)	17,845
Cash and cash equivalents, beginning of period	389,987	343,655
Cash and cash equivalents, end of period	$311,827	$361,500
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisition-related activity	$116,101	$12,835
Issuance of AOG Units in connection with settlement of management incentive program	$245,647	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
1. ORGANIZATION
Ares Management Corporation (the “Company”), a Delaware corporation, together with its subsidiaries, is a leading global alternative investment manager operating integrated groups across Credit, Private Equity, Real Assets and Secondaries. Information about segments should be read together with “Note 13. Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various funds and managed accounts within each investment group (the “Ares Funds”). These subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees.

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

Redeemable interest in Consolidated Funds represent the Class A ordinary shares issued by each of the Company’s sponsored SPACs, as applicable. On April 25, 2023, Ares Acquisition Corporation II (NYSE: AACT) (“AAC II”), Ares’ second sponsored SPAC, consummated its initial public offering. The initial public offering generated gross proceeds of $500.0 million. The Class A ordinary shares, issued by Ares Acquisition Corporation (NYSE: AAC) (“AAC I” and such shares, the “AAC I Class A ordinary shares”) and the Class A ordinary shares, issued by AAC II (the “AAC II Class A ordinary shares”, and, together with the AAC I Class A ordinary shares, the “Class A ordinary shares”) are redeemable for cash by the public shareholders in the event that the SPACs do not complete a business combination or tender offer associated with shareholder approval provisions. The Class A ordinary shareholders have redemption rights that are considered to be outside of either SPAC’s control. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount. During the nine months ended September 30, 2023, in connection with the extensions of the period to complete a business combination, the AAC I shareholders elected to redeem an aggregate amount of $553.7 million that was paid from AAC I’s trust account. As of September 30, 2023, the remaining 45,604,260 AAC I Class A ordinary shares and all 50,000,000 AAC II Class A ordinary shares are presented at the redemption amount within mezzanine equity within the Condensed Consolidated Statements of Financial Condition.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
3. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of September 30, 2023	As of September 30,	As of December 31,
		2023	2022
Management contracts	4.4	$571,542	$586,077
Client relationships	8.8	178,620	262,301
Trade name	0.0	—	11,079
Other	1.1	500	500
Finite-lived intangible assets		750,662	859,957
Foreign currency translation		(841)	935
Total finite-lived intangible assets		749,821	860,892
Less: accumulated amortization		(284,031)	(220,472)
Finite-lived intangible assets, net		465,790	640,420
Management contracts		567,800	567,800
Indefinite-lived intangible assets		567,800	567,800
Intangible assets, net		$1,033,590	$1,208,220
During the third quarter of 2023, the Company recorded a non-cash impairment charge of $65.7 million to the carrying value of client relationships from the acquisition of Landmark Partners, LLC (the “Landmark Acquisition”) that are included within the Secondaries Group. The primary indicator of impairment was the lower expected fee paying assets under management in a private equity secondaries fund from existing investors as of the date of the Landmark Acquisition. During the second quarter of 2023, the Company recorded non-cash impairment charges of $4.4 million and $0.7 million to the fair value of management contracts of certain funds within the Real Assets Group and Credit Group, respectively. The primary indicator of impairment was the lower than expected future fee revenue generated from these funds. During the first quarter of 2023, the Company rebranded Ares SSG as Asia credit and discontinued the use of the SSG trade name. As a result, the Company recorded a non-cash impairment charge equal to the SSG trade name’s carrying value of $7.8 million to accelerate the amortization expense in the first quarter of 2023.

During the third quarter of 2022, the Company recorded non-cash impairment charges of $181.6 million, related to rebranding of our secondaries group as Ares Secondaries and discontinued the ongoing use of the Landmark trade name, and fair value of certain management contracts in connection with lower than expected fee paying assets under management.

Amortization expense associated with intangible assets, excluding the accelerated amortization described above, was $31.0 million and $32.7 million for the three months ended September 30, 2023 and 2022, respectively, and $95.0 million and $101.5 million for the nine months ended September 30, 2023 and 2022, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2023, the Company removed $109.3 million of impaired and fully-amortized intangible assets.

Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total
Balance as of December 31, 2022	$32,196	$48,070	$277,183	$417,620	$224,587	$999,656
Acquisitions	—	—	22	—	—	22
Reallocation	224,587	—	—	—	(224,587)	—
Foreign currency translation	(1,879)	—	—	2	—	(1,877)
Balance as of September 30, 2023	$254,904	$48,070	$277,205	$417,622	$—	$997,801

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

There was no impairment of goodwill recorded during the nine months ended September 30, 2023 and 2022. The impact of foreign currency translation is reflected within other comprehensive income (loss) within the Condensed Consolidated Statements of Comprehensive Income.

4. INVESTMENTS

The following table summarizes the Company’s investments:

	As of		Percentage of total investments as of
	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022
Equity method investments:
Equity method - carried interest	$3,490,841	$3,106,577	78.7%	78.2%
Equity method private investment partnership interests - principal	580,140	543,592	13.1	13.7
Equity method private investment partnership interests and other (held at fair value)	158,542	123,170	3.6	3.1
Equity method private investment partnership interests and other	45,816	47,439	1.0	1.2
Total equity method investments	4,275,339	3,820,778	96.4	96.2
Collateralized loan obligations	20,879	25,163	0.5	0.6
Other fixed income	54,336	51,771	1.2	1.2
Collateralized loan obligations and other fixed income, at fair value	75,215	76,934	1.7	1.8
Common stock, at fair value	86,192	77,022	1.9	2.0
Total investments	$4,436,746	$3,974,734

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three and nine months ended September 30, 2023 and 2022, no individual equity method investment held by the Company met the significance criteria.
The following table presents the Company’s other income, net from to its equity method investments, which were included within principal investment income, net realized and unrealized gains (losses) on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total other income, net related to equity method investments	$1,845	$16,228	$34,900	$25,065

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Investments of the Consolidated Funds

The following table summarizes investments held in the Consolidated Funds:

	Fair Value as of		Percentage of total investments as of
	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022
Fixed income investments:
Loans	$10,001,553	$9,280,522	70.3%	70.3%
Investments held in trust account	1,002,787	1,013,382	7.0	7.7
Bonds	561,570	786,961	4.0	6.0
Total fixed income investments	11,565,910	11,080,865	81.3	84.0
Partnership interests	1,486,217	1,392,169	10.5	10.5
Equity securities	1,172,657	731,599	8.2	5.5
Total investments, at fair value	$14,224,784	$13,204,633

As of September 30, 2023 and December 31, 2022, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

5. FAIR VALUE
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of September 30, 2023:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$—	$86,192	$154,912	$—	$241,104
Collateralized loan obligations and other fixed income	—	—	75,215	—	75,215
Partnership interests	—	—	—	3,630	3,630
Total investments, at fair value	—	86,192	230,127	3,630	319,949
Derivatives-foreign currency forward contracts	—	2,700	—	—	2,700
Total assets, at fair value	$—	$88,892	$230,127	$3,630	$322,649
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(801)	$—	$—	$(801)
Total liabilities, at fair value	$—	$(801)	$—	$—	$(801)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans	$1	$9,451,293	$550,259	$—	$10,001,553
Investments held in trust account	1,002,787	—	—	—	1,002,787
Bonds	—	559,801	1,769	—	561,570
Total fixed income investments	1,002,788	10,011,094	552,028	—	11,565,910
Partnership interests	—	—	—	1,486,217	1,486,217
Equity securities	58,139	2,925	1,111,593	—	1,172,657
Total investments, at fair value	1,060,927	10,014,019	1,663,621	1,486,217	14,224,784
Derivatives-foreign currency forward contracts	—	5,499	—	—	5,499
Total assets, at fair value	$1,060,927	$10,019,518	$1,663,621	$1,486,217	$14,230,283
Liabilities, at fair value
Loan obligations of CLOs	$—	$(11,460,963)	$—	$—	$(11,460,963)
Derivatives:
Warrants	(13,220)	—	—	—	(13,220)
Asset swaps	—	—	(2,145)	—	(2,145)
Foreign currency forward contracts	—	(5,502)	—	—	(5,502)
Total derivative liabilities, at fair value	(13,220)	(5,502)	(2,145)	—	(20,867)
Total liabilities, at fair value	$(13,220)	$(11,466,465)	$(2,145)	$—	$(11,481,830)
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2022:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$—	$77,022	$121,785	$—	$198,807
Collateralized loan obligations and other fixed income	—	—	76,934	—	76,934
Partnership interests	—	—	—	1,385	1,385
Total investments, at fair value	—	77,022	198,719	1,385	277,126
Derivatives-foreign currency forward contracts	—	4,173	—	—	4,173
Total assets, at fair value	$—	$81,195	$198,719	$1,385	$281,299
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(3,423)	$—	$—	$(3,423)
Total liabilities, at fair value	$—	$(3,423)	$—	$—	$(3,423)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans	$—	$8,663,678	$616,844	$—	$9,280,522
Investments held in trust account	1,013,382	—	—	—	1,013,382
Bonds	—	534,137	252,824	—	786,961
Total fixed income investments	1,013,382	9,197,815	869,668	—	11,080,865
Partnership interests	—	—	368,655	1,023,514	1,392,169
Equity securities	719	—	730,880	—	731,599
Total investments, at fair value	1,014,101	9,197,815	1,969,203	1,023,514	13,204,633
Derivatives-foreign currency forward contracts	—	2,900	—	—	2,900
Total assets, at fair value	$1,014,101	$9,200,715	$1,969,203	$1,023,514	$13,207,533
Liabilities, at fair value
Loan obligations of CLOs	$—	$(10,701,720)	$—	$—	$(10,701,720)
Derivatives:
Warrants	(9,326)	—	—	—	(9,326)
Asset swaps	—	—	(3,556)	—	(3,556)
Foreign currency forward contracts	—	(2,942)	—	—	(2,942)
Total derivative liabilities, at fair value	(9,326)	(2,942)	(3,556)	—	(15,824)
Total liabilities, at fair value	$(9,326)	$(10,704,662)	$(3,556)	$—	$(10,717,544)
The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance as of June 30, 2023	$165,371	$73,777	$239,148
Purchases(1)	7	1,499	1,506
Sales/settlements(2)	(350)	(1,047)	(1,397)
Realized and unrealized appreciation (depreciation), net	(10,116)	986	(9,130)
Balance as of September 30, 2023	$154,912	$75,215	$230,127
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(10,116)	$986	$(9,130)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of June 30, 2023	$1,066,065	$648,131	$(2,693)	$1,711,503
Transfer in	848	63,379	—	64,227
Transfer out	(36,064)	(149,624)	—	(185,688)
Purchases(1)	65,220	150,370	26	215,616
Sales/settlements(2)	(2,364)	(165,177)	—	(167,541)
Amortized discounts/premiums	1	551	—	552
Realized and unrealized appreciation, net	17,887	4,398	522	22,807
Balance as of September 30, 2023	$1,111,593	$552,028	$(2,145)	$1,661,476
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$17,950	$(23,157)	$426	$(4,781)

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance as of June 30, 2022	$113,881	$46,356	$2,575	$(10,748)	$152,064
Purchases(1)	894	—	—	—	894
Change in fair value	—	—	—	(252)	(252)
Sales/settlements(2)	(1,179)	(505)	—	—	(1,684)
Realized and unrealized appreciation (depreciation), net	3,676	(26)	—	—	3,650
Balance as of September 30, 2022	$117,272	$45,825	$2,575	$(11,000)	$154,672
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$7,111	$(26)	$—	$(252)	$6,833

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance as of June 30, 2022	$480,914	$1,076,254	$250,123	$(3,035)	$1,804,256
Transfer in	—	171,687	—	—	171,687
Transfer out	—	(350,079)	—	—	(350,079)
Purchases(1)	49,024	173,253	31,258	—	253,535
Sales/settlements(2)	(64)	(132,226)	(22,328)	—	(154,618)
Amortized discounts/premiums	—	521	—	—	521
Realized and unrealized depreciation, net	(3,823)	(18,801)	(6,419)	(318)	(29,361)
Balance as of September 30, 2022	$526,051	$920,609	$252,634	$(3,353)	$1,695,941
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$(3,836)	$(9,067)	$5,421	$(447)	$(7,929)

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

The following tables set forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2023:

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance as of December 31, 2022	$121,785	$76,934	$198,719
Purchases(1)	38,267	3,465	41,732
Sales/settlements(2)	(1,186)	(3,424)	(4,610)
Realized and unrealized depreciation, net	(3,954)	(1,760)	(5,714)
Balance as of September 30, 2023	$154,912	$75,215	$230,127
Change in net unrealized depreciation included in earnings related to financial assets still held at the reporting date	$(4,167)	$(1,547)	$(5,714)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance as of December 31, 2022	$730,880	$869,668	$368,655	$(3,556)	$1,965,647
Transfer out due to changes in consolidation	(2,076)	(4,563)	(374,049)	—	(380,688)
Transfer in	—	192,359	—	—	192,359
Transfer out	(36,681)	(553,638)	—	—	(590,319)
Purchases(1)	295,030	484,574	49,000	—	828,604
Sales/settlements(2)	(2,490)	(451,426)	(48,889)	(122)	(502,927)
Amortized discounts/premiums	1	1,476	—	—	1,477
Realized and unrealized appreciation, net	126,929	13,578	5,283	1,533	147,323
Balance as of September 30, 2023	$1,111,593	$552,028	$—	$(2,145)	$1,661,476
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$127,001	$(15,704)	$—	$1,283	$112,580

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance as of December 31, 2021	$108,949	$52,397	$2,575	$(57,435)	$106,486
Transfer in due to changes in consolidation	1,491	—	—	—	1,491
Purchases(1)	894	—	—	—	894
Sales/settlements(2)	(2,326)	(2,383)	—	47,873	43,164
Change in fair value	—	—	—	(1,438)	(1,438)
Realized and unrealized appreciation (depreciation), net	8,264	(4,189)	—	—	4,075
Balance as of September 30, 2022	$117,272	$45,825	$2,575	$(11,000)	$154,672
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$10,330	$(4,189)	$—	$(1,438)	$4,703

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance as of December 31, 2021	$339,183	$742,952	$238,673	$(3,105)	$1,317,703
Transfer in	—	321,939	—	—	321,939
Transfer out	—	(213,658)	—	—	(213,658)
Purchases(1)	166,667	551,408	58,258	—	776,333
Sales/settlements(2)	(28,444)	(405,904)	(52,828)	—	(487,176)
Amortized discounts/premiums	—	1,274	—	—	1,274
Realized and unrealized appreciation (depreciation), net	48,645	(77,402)	8,531	(248)	(20,474)
Balance as of September 30, 2022	$526,051	$920,609	$252,634	$(3,353)	$1,695,941
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$22,304	$(69,982)	$344	$(643)	$(47,977)

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

The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of September 30, 2023:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$114,225	Market approach	Multiple of book value	1.3x - 2.2x	1.8x
	37,403	Transaction price(1)	N/A	N/A	N/A
	2,777	Other	N/A	N/A	N/A
	507	Discounted cash flow	Discount rate	20.5%	20.5%
Fixed income investments
	32,504	Transaction price(1)	N/A	N/A	N/A
	21,832	Other	N/A	N/A	N/A
	20,879	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$230,127

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$607,252	Discounted cash flow	Discount rate	10.0% - 16.0%	13.0%
	502,644	Market approach	Multiple of book value	1.0x - 1.7x	1.3x
	928	Market approach	EBITDA multiple(2)	6.3x - 30.0x	16.8x
	769	Other	N/A	N/A	N/A
Fixed income investments
	402,603	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	108,666	Market approach	Yield	8.4% - 21.9%	12.5%
	34,093	Transaction price(1)	N/A	N/A	N/A
	2,627	Market approach	EBITDA multiple(2)	5.4x - 30.0x	8.7x
	4,039	Other	N/A	N/A	N/A
Total assets	$1,663,621
Liabilities
Derivative instruments	$(2,145)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(2,145)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of December 31, 2022:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$106,295	Market approach	Multiple of book value	1.3x - 3.2x	2.4x
	15,490	Transaction price(1)	N/A	N/A	N/A
Fixed income investments
	30,189	Transaction price(1)	N/A	N/A	N/A
	25,163	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	21,582	Other	N/A	N/A	N/A
Total assets	$198,719

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$401,229	Discounted cash flow	Discount rate	8.0% - 18.0%	12.0%
	290,258	Market approach	Multiple of book value	1.0x - 1.2x	1.2x
	36,681	Market approach	Net income multiple	30.0x	30.0x
	2,064	Market approach	EBITDA multiple(2)	6.3x - 31.0x	13.6x
	648	Other	N/A	N/A	N/A
Partnership interests	368,655	Discounted cash flow	Discount rate	10.3% - 22.0%	18.9%
Fixed income investments
	731,708	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	125,612	Market approach	Yield	6.6% - 21.7%	12.8%
	6,155	Transaction price(1)	N/A	N/A	N/A
	4,479	Market approach	EBITDA multiple(2)	8.0x - 9.0x	8.5x
	1,714	Other	N/A	N/A	N/A
Total assets	$1,969,203
Liabilities
Derivative instruments	$(3,556)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(3,556)

(1)Transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.
(2)“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

The Company has an insurance-related investment in a private fund managed by a third party that is valued using NAV per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company’s control. This investment had a fair value of $3.6 million and $1.4 million as of September 30, 2023 and December 31, 2022, respectively. The Company has no unfunded commitments for this investment.

The Consolidated Funds have limited partnership interests in private equity funds managed by the Company that are valued using NAV per share. The terms and conditions of these funds do not allow for redemptions without certain events or approvals that are outside the Company’s control.

The following tables summarizes the investments held at fair value and unfunded commitments of the Consolidated Funds interests valued using NAV per share:

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of September 30, 2023	As of December 31, 2022
Investments (held at fair value)	$1,486,217	$1,023,514
Unfunded commitments	830,746	869,016

6. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of September 30, 2023		As of December 31, 2022
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolving	3/31/2027	N/A	$765,000	6.37%	$700,000	5.37%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	249,240	4.21	248,693	4.21
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	396,937	3.28	396,602	3.28
2052 Senior Notes(4)	1/21/2022	2/1/2052	500,000	484,101	3.77	483,802	3.77
2051 Subordinated Notes(5)	6/30/2021	6/30/2051	450,000	444,895	4.13	444,757	4.13
Total debt obligations				$2,340,173		$2,273,854

(1)The revolver commitments were $1.325 billion as of September 30, 2023. Ares Holdings is the borrower under the Credit Facility. The Credit Facility has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) or a base rate plus an applicable margin, which is subject to adjustment based on the achievement of certain environmental, social and governance (“ESG”)-related targets, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of September 30, 2023, base rate loans bear interest calculated based on the base rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.10% per annum. Due to the achievement of the ESG-related targets, the Company’s base rate and unused commitment fee have been reduced by 0.05% and 0.01%, respectively, from July 2023 through June 2024. There is a base rate and SOFR floor of zero.
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

As of September 30, 2023, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2022	$5,510	$8,393	$5,243
Amortization of debt issuance costs	(973)	(586)	(138)
Unamortized debt issuance costs as of September 30, 2023	$4,537	$7,807	$5,105

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

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of September 30, 2023			As of December 31, 2022
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$10,781,168	6.44%	8.2	$10,142,545	4.84%	8.8
Subordinated notes(1)	679,795	N/A	7.0	559,175	N/A	7.8
Total loan obligations of Consolidated CLOs	$11,460,963			$10,701,720

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of September 30, 2023 and December 31, 2022, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities outstanding:

				As of September 30, 2023				As of December 31, 2022
Consolidated Funds’ Debt Facilities	Maturity Date	Total Capacity		Outstanding Loan(1)		Effective Rate		Outstanding Loan(1)	Effective Rate
Credit Facilities:
	10/13/2023(2)	$112,817	(2)	N/A	(2)	N/A	(2)	$77,496	5.89%
	7/1/2024	18,000		$15,241		6.94%		15,550	6.25
	7/23/2024	100,000		65,500		8.28		75,000	7.28
	9/24/2026	150,000		—		N/A		—	N/A
	9/12/2027	54,000		—		N/A		—	N/A
Total borrowings of Consolidated Funds				$80,741				$168,046

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
7. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Condensed Consolidated Statements of Financial Condition. As of September 30, 2023, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of September 30, 2023 and December 31, 2022, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $923.6 million and $677.9 million, respectively.
Guarantees
The Company has entered into agreements with financial institutions to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund. As of September 30, 2023 and December 31, 2022, the Company’s maximum exposure to losses from guarantees was $16.4 million and $31.5 million, respectively.
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
The revenue target was achieved for one of the infrastructure debt funds during the fourth quarter of 2022. As of December 31, 2022, the fair value of the contingent liability related to this portion of the award was $21.8 million and the Company recorded $7.0 million within accrued compensation within the Condensed Consolidated Statements of Financial Condition. During the first quarter of 2023, the associated liability for this portion of the award was settled with a $3.4 million cash payment and the remaining amount equity-settled and reclassified to additional paid-in-capital. For the three and nine months ended September 30, 2022, compensation expense of $2.2 million and $5.5 million, respectively, related to the achieved portion of the award is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.
As of September 30, 2023, the maximum contingent liability associated with the remaining Infrastructure Debt MIP is $15.0 million. As of September 30, 2023 and December 31, 2022, the fair value of the contingent liability was $13.6 million and $13.5 million. As of September 30, 2023 and December 31, 2022, the Company has recorded $3.9 million and $2.2 million, respectively, within accrued compensation within the Condensed Consolidated Statements of Financial Condition.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Compensation expense associated with the remaining Infrastructure Debt MIP of $0.6 million for the three months ended September 30, 2023 and 2022, and $1.8 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.
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
As of September 30, 2023 and December 31, 2022, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $84.3 million and $128.4 million, respectively, of which approximately $65.9 million and $101.0 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of September 30, 2023 and December 31, 2022, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Leases

The Company leases primarily consists of operating leases for office space and certain office equipment. The Company’s leases have remaining lease terms of one to 13 years. The tables below present certain supplemental quantitative disclosures regarding the Company’s operating leases:

Maturity of operating lease liabilities	As of September 30, 2023
2023	$12,256
2024	52,321
2025	51,412
2026	47,439
2027	36,932
Thereafter	206,003
Total future payments	406,363
Less: interest	79,461
Total operating lease liabilities	$326,902

	Three months ended September 30,		Nine months ended September 30,
Classification within general, administrative and other expenses	2023	2022	2023	2022
Operating lease expense	$10,135	$11,168	$32,434	$31,302

	Nine months ended September 30,
Supplemental information on the measurement of operating lease liabilities	2023	2022
Operating cash flows for operating leases	$32,733	$33,156
Leased assets obtained in exchange for new operating lease liabilities	166,941	20,687

	As of September 30,	As of December 31,
Lease term and discount rate	2023	2022
Weighted-average remaining lease terms (in years)	8.5	5.5
Weighted-average discount rate	4.26%	2.72%

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
The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of September 30,	As of December 31,
	2023	2022
Due from affiliates:
Management fees receivable from non-consolidated funds	$519,983	$456,314
Incentive fee receivable from non-consolidated funds	17,417	169,979
Payments made on behalf of and amounts due from non-consolidated funds and employees	153,075	132,179
Due from affiliates—Company	$690,475	$758,472
Amounts due from non-consolidated funds	$12,352	$15,789
Due from affiliates—Consolidated Funds	$12,352	$15,789
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$2,785	$8,701
Tax receivable agreement liability	165,606	118,466
Undistributed carried interest and incentive fees	35,579	121,332
Payments made by non-consolidated funds on behalf of and payable by the Company	6,759	4,299
Due to affiliates—Company	$210,729	$252,798
Amounts due to portfolio companies and non-consolidated funds	$—	$4,037
Due to affiliates—Consolidated Funds	$—	$4,037

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

9. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The following table presents the income tax expense (benefit) for the period:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Income tax expense (benefit)	$29,898	$(11,599)	$113,418	$22,272

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s unaudited condensed consolidated financial statements. For the three and nine months ended September 30, 2023 and 2022, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of September 30, 2023 and December 31, 2022, the Company recorded a net deferred tax asset of $34.2 million and $68.9 million, respectively, within other assets within the Condensed Consolidated Statements of Financial Condition.
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

For the three and nine months ended September 30, 2023 and 2022, the two-class method was the more dilutive method.

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic earnings per share of Class A and non-voting common stock:
Net income (loss) attributable to Ares Management Corporation Class A and non-voting common stockholders	$61,823	$(35,546)	$300,376	$50,048
Distributions on unvested restricted units	(5,337)	(3,555)	(15,969)	(10,601)
Net income (loss) available to Class A and non-voting common stockholders	$56,486	$(39,101)	$284,407	$39,447
Basic weighted-average shares of Class A and non-voting common stock	186,218,638	175,631,144	182,757,955	175,010,241
Basic earnings (loss) per share of Class A and non-voting common stock	$0.30	$(0.22)	$1.54	$0.23

Diluted earnings per share of Class A and non-voting common stock:
Net income (loss) attributable to Ares Management Corporation Class A and non-voting common stockholders	$61,823	$(35,546)	$300,376	$50,048
Distributions on unvested restricted units	(5,337)	(3,555)	(15,969)	(10,601)
Net income (loss) available to Class A and non-voting common stockholders	$56,486	$(39,101)	$284,407	$39,447
Effect of dilutive shares:
Restricted units	—	—	—	—
Options	—	—	—	—
Diluted weighted-average shares of Class A and non-voting common stock	186,218,638	175,631,144	182,757,955	175,010,241
Diluted earnings (loss) per share of Class A and non-voting common stock	$0.30	$(0.22)	$1.54	$0.23

Dividend declared and paid per Class A and non-voting common stock	$0.77	$0.61	$2.31	$1.83

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
11. EQUITY COMPENSATION
Equity Incentive Plan
In April 2023, the Company’s board of directors approved the Company’s 2023 Equity Incentive Plan (the “Equity Incentive Plan”), subject to approval by stockholders, to replace the Third Amended and Restated 2014 Equity Incentive Plan (“2014 Equity Incentive Plan”). The Equity Incentive Plan was approved by stockholders on June 12, 2023 and as of that date, the number of shares available for issuance under the Equity Incentive Plan was 69,122,318 and may reset on January 1 of each year, based on a formula set forth in the Equity Incentive Plan. No new equity-based compensation awards will be granted under the 2014 Equity Incentive Plan. As of September 30, 2023, 69,152,767 shares remained available for issuance under the Equity Incentive Plan.
Generally, unvested restricted units are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Restricted units	$61,976	$48,117	$193,509	$151,403

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

Restricted units are delivered net of the holder’s payroll related taxes upon vesting. For the nine months ended September 30, 2023, 3.6 million restricted units vested and 2.1 million shares of Class A common stock were delivered to the holders. For the nine months ended September 30, 2022, 5.4 million restricted units vested and 3.0 million shares of Class A common stock were delivered to the holders.

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

The following table summarizes the Company’s dividends declared and Dividend Equivalents paid during the nine months ended September 30, 2023:

Record Date	Dividends Per Share	Dividend Equivalents Paid
March 17, 2023	$0.77	$12,032
June 16, 2023	0.77	11,874
September 15, 2023	0.77	11,704

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

The following table presents unvested restricted units’ activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2022	16,662,999	$48.76
Granted	4,749,923	78.81
Vested	(3,608,734)	38.30
Forfeited	(229,216)	58.36
Balance as of September 30, 2023	17,574,972	$58.91

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $712.9 million as of September 30, 2023 and is expected to be recognized over the remaining weighted average period of 3.3 years.

Options
Upon exercise, each option entitles the holders to purchase from the Company one share of Class A common stock at the stated exercise price. The term of the options is generally 10 years, all of which expire in May 2024.
A summary of options activity during the nine months ended September 30, 2023 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	5,170,219	$19.00	1.3	$255,616
Exercised	(4,799,446)	19.00	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balance as of September 30, 2023	370,773	$19.00	0.6	$31,097
Exercisable as of September 30, 2023	370,773	$19.00	0.6	$31,097
Net cash proceeds from exercises of stock options were $80.4 million for the nine months ended September 30, 2023. The Company realized tax benefits of approximately $49.7 million from those exercises.
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
In February 2023, the Company's board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $150 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2024. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the nine months ended September 30, 2023 and 2022, the Company did not repurchase any shares as part of the stock repurchase program.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance as of December 31, 2022	173,892,036	3,489,911	1,000	117,231,288	294,614,235
Issuance of stock	1,391,426	—	—	—	1,391,426
Issuance of AOG Units(1)	—	—	—	3,473,026	3,473,026
Exchanges of AOG Units	2,571,617	—	—	(2,571,617)	—
Stock option exercises, net of shares withheld for tax	4,450,795	—	—	—	4,450,795
Vesting of restricted stock awards, net of shares withheld for tax	2,055,070	—	—	—	2,055,070
Balance as of September 30, 2023	184,360,944	3,489,911	1,000	118,132,697	305,984,552

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

The following table presents each partner’s AOG Units and corresponding ownership interest in each of the Ares Operating Group entities, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities:

					Daily Average Ownership
	As of September 30, 2023		As of December 31, 2022		Three months ended September 30,		Nine months ended September 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2023	2022	2023	2022
Ares Management Corporation	187,850,855	61.39%	177,381,947	60.21%	61.03%	59.74%	60.52%	59.64%
Ares Owners Holdings, L.P.	118,132,697	38.61	117,231,288	39.79	38.97	40.26	39.48	40.36
Total	305,983,552	100.00%	294,613,235	100.00%

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in Ares Operating Group entities:

Total
Balance as of December 31, 2021	$96,008
Changes in ownership interests and related tax benefits	231
Net income	399
Currency translation adjustment, net of tax	(331)
Equity compensation	48
Distributions	(8)
Balance as of March 31, 2022	96,347
Changes in ownership interests and related tax benefits	(1,445)
Net loss	(457)
Currency translation adjustment, net of tax	(996)
Equity compensation	77
Distributions	(8)
Balance as of June 30, 2022	93,518
Changes in ownership interests and related tax benefits	1,214
Net income	93
Currency translation adjustment, net of tax	(933)
Equity compensation	77
Distributions	(1,861)
Balance as of September 30, 2022	92,108
Net loss	(886)
Currency translation adjustment, net of tax	1,834
Equity compensation	83
Distribution	(10)
Balance as of December 31, 2022	93,129
Changes in ownership interests and related tax benefits	(66,506)
Net loss	(1,824)
Currency translation adjustment, net of tax	(148)
Equity compensation	174
Distributions	(2,883)
Balance as of March 31, 2023	21,942
Net income	734
Currency translation adjustment, net of tax	(159)
Balance as of June 30, 2023	22,517
Net income	758
Currency translation adjustment, net of tax	(99)
Balance as of September 30, 2023	$23,176

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance as of December 31, 2021	$1,000,000
Change in redemption value	—
Balance as of March 31, 2022	1,000,000
Change in redemption value	—
Balance as of June 30, 2022	1,000,000
Change in redemption value	4,994
Balance as of September 30, 2022	1,004,994
Change in redemption value	8,288
Balance as of December 31, 2022	1,013,282
Change in redemption value	10,504
Redemption	(538,985)
Balance as of March 31, 2023	484,801
Gross proceeds from the initial public offering of AAC II	500,000
Change in redemption value	15,948
Balance as of June 30, 2023	1,000,749
Change in redemption value	16,571
Redemption	(14,733)
Balance as of September 30, 2023	$1,002,587

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

Secondaries Group: The Secondaries Group invests in secondary markets across a range of alternative asset class strategies, including private equity, real estate, infrastructure and credit. The Company acquires interests across a range of partnership vehicles, including funds, multi-asset portfolios and single asset joint ventures. Activities within each strategy include recapitalizing and restructuring the funds, including transactions that can address pending fund maturity, strategy change or the need for additional equity capital. The private equity secondaries strategy seeks to achieve attractive secondary cash flow and diversification characteristics by investing across the spectrum of private equity secondaries transactions, including through Ares Private Markets Fund (“APMF”), a closed-end interval fund. In the real estate secondaries strategy, the Company seeks broad diversification by property sector and geography and to drive investment results through underwriting, transaction structuring and portfolio construction. In the infrastructure secondaries strategy, the Company focuses on achieving diversification through a portfolio that provides inflation protection and exposure to uncorrelated assets. The credit secondaries strategy seeks to create a highly diversified portfolio of primarily senior secured private credit interests across North America and Europe, acquired directly or indirectly through secondary market transactions.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended September 30, 2023
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$443,961	$56,447	$92,754	$42,949	$7,538	$643,649	$—	$643,649
Fee related performance revenues	44	—	—	2,168	—	2,212	—	2,212
Other fees	6,822	810	6,308	8	83	14,031	5,717	19,748
Compensation and benefits	(123,953)	(20,364)	(37,608)	(16,066)	(3,233)	(201,224)	(90,347)	(291,571)
General, administrative and other expenses	(23,441)	(8,122)	(10,318)	(4,541)	(924)	(47,346)	(52,460)	(99,806)
Fee related earnings	303,433	28,771	51,136	24,518	3,464	411,322	(137,090)	274,232
Performance income—realized	12,223	(15)	5,589	—	—	17,797	—	17,797
Performance related compensation—realized	(7,181)	15	(3,338)	—	—	(10,504)	—	(10,504)
Realized net performance income	5,042	—	2,251	—	—	7,293	—	7,293
Investment income (loss)—realized	1,475	(4,631)	(875)	—	—	(4,031)	—	(4,031)
Interest and other investment income—realized	5,136	679	3,148	552	3,305	12,820	114	12,934
Interest expense	(5,310)	(4,828)	(3,985)	(2,020)	(9,809)	(25,952)	(23)	(25,975)
Realized net investment income (loss)	1,301	(8,780)	(1,712)	(1,468)	(6,504)	(17,163)	91	(17,072)
Realized income	$309,776	$19,991	$51,675	$23,050	$(3,040)	$401,452	$(136,999)	$264,453

	Three months ended September 30, 2022
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$361,073	$52,316	$91,013	$44,385	$2,981	$551,768	$—	$551,768
Fee related performance revenues	—	—	855	235	—	1,090	—	1,090
Other fees	8,160	556	11,493	—	50	20,259	7,547	27,806
Compensation and benefits	(108,618)	(26,865)	(46,947)	(19,191)	(2,080)	(203,701)	(61,084)	(264,785)
General, administrative and other expenses	(19,250)	(7,824)	(10,032)	(3,215)	(493)	(40,814)	(41,907)	(82,721)
Fee related earnings	241,365	18,183	46,382	22,214	458	328,602	(95,444)	233,158
Performance income—realized	3,045	—	26,939	—	—	29,984	—	29,984
Performance related compensation—realized	(1,737)	(5)	(17,115)	(1)	—	(18,858)	—	(18,858)
Realized net performance income (loss)	1,308	(5)	9,824	(1)	—	11,126	—	11,126
Investment income—realized	4,495	8	339	—	—	4,842	—	4,842
Interest and other investment income (expense)—realized	8,847	201	2,180	424	1,142	12,794	(171)	12,623
Interest expense	(4,066)	(4,183)	(3,095)	(1,753)	(5,082)	(18,179)	(128)	(18,307)
Realized net investment income (loss)	9,276	(3,974)	(576)	(1,329)	(3,940)	(543)	(299)	(842)
Realized income	$251,949	$14,204	$55,630	$20,884	$(3,482)	$339,185	$(95,743)	$243,442

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2023
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$1,272,273	$166,622	$285,463	$124,597	$19,065	$1,868,020	$—	$1,868,020
Fee related performance revenues	866	—	334	5,737	—	6,937	—	6,937
Other fees	24,834	2,221	24,616	13	268	51,952	18,205	70,157
Compensation and benefits	(363,091)	(63,022)	(116,232)	(46,101)	(9,759)	(598,205)	(261,325)	(859,530)
General, administrative and other expenses	(68,479)	(25,422)	(33,465)	(12,984)	(2,120)	(142,470)	(148,099)	(290,569)
Fee related earnings	866,403	80,399	160,716	71,262	7,454	1,186,234	(391,219)	795,015
Performance income—realized	81,576	88,120	14,412	5,460	—	189,568	—	189,568
Performance related compensation—realized	(51,218)	(68,812)	(8,764)	(4,678)	—	(133,472)	—	(133,472)
Realized net performance income	30,358	19,308	5,648	782	—	56,096	—	56,096
Investment income (loss)—realized	19,546	(1,668)	(4,196)	—	170	13,852	—	13,852
Interest and other investment income—realized	17,226	4,403	7,362	1,959	11,492	42,442	350	42,792
Interest expense	(21,131)	(16,178)	(11,987)	(6,776)	(20,668)	(76,740)	(60)	(76,800)
Realized net investment income (loss)	15,641	(13,443)	(8,821)	(4,817)	(9,006)	(20,446)	290	(20,156)
Realized income	$912,402	$86,264	$157,543	$67,227	$(1,552)	$1,221,884	$(390,929)	$830,955

	Nine months ended September 30, 2022
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$1,016,696	$145,669	$254,233	$135,090	$7,882	$1,559,570	$—	$1,559,570
Fee related performance revenues	12,628	—	2,178	235	—	15,041	—	15,041
Other fees	20,559	1,261	27,924	—	150	49,894	19,721	69,615
Compensation and benefits	(318,017)	(70,724)	(121,183)	(45,964)	(5,864)	(561,752)	(196,492)	(758,244)
General, administrative and other expenses	(56,888)	(21,992)	(28,308)	(9,250)	(1,421)	(117,859)	(109,516)	(227,375)
Fee related earnings	674,978	54,214	134,844	80,111	747	944,894	(286,287)	658,607
Performance income—realized	58,941	2,212	78,637	4,156	—	143,946	—	143,946
Performance related compensation—realized	(35,675)	(1,791)	(50,510)	(3,515)	—	(91,491)	—	(91,491)
Realized net performance income	23,266	421	28,127	641	—	52,455	—	52,455
Investment income—realized	6,517	2,283	4,224	—	860	13,884	—	13,884
Interest and other investment income (expense)—realized	21,257	1,898	7,597	3,268	6,362	40,382	(1,450)	38,932
Interest expense	(11,191)	(11,185)	(8,197)	(3,775)	(16,352)	(50,700)	(474)	(51,174)
Realized net investment income (loss)	16,583	(7,004)	3,624	(507)	(9,130)	3,566	(1,924)	1,642
Realized income	$714,827	$47,631	$166,595	$80,245	$(8,383)	$1,000,915	$(288,211)	$712,704

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Segment revenues
Management fees	$643,649	$551,768	$1,868,020	$1,559,570
Fee related performance revenues	2,212	1,090	6,937	15,041
Other fees	14,031	20,259	51,952	49,894
Performance income—realized	17,797	29,984	189,568	143,946
Total segment revenues	$677,689	$603,101	$2,116,477	$1,768,451
Segment expenses
Compensation and benefits	$201,224	$203,701	$598,205	$561,752
General, administrative and other expenses	47,346	40,814	142,470	117,859
Performance related compensation—realized	10,504	18,858	133,472	91,491
Total segment expenses	$259,074	$263,373	$874,147	$771,102
Segment realized net investment income (expense)
Investment income (loss)—realized	$(4,031)	$4,842	$13,852	$13,884
Interest and other investment income —realized	12,820	12,794	42,442	40,382
Interest expense	(25,952)	(18,179)	(76,740)	(50,700)
Total segment realized net investment income (expense)	$(17,163)	$(543)	$(20,446)	$3,566
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total consolidated revenue	$671,255	$801,290	$2,577,903	$2,117,719
Performance (income) loss—unrealized	31,400	(170,654)	(384,533)	(280,037)
Management fees of Consolidated Funds eliminated in consolidation	12,181	11,682	35,787	34,523
Performance income of Consolidated Funds eliminated in consolidation	1,874	—	9,365	34
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	83	3,946	7,061	13,030
Administrative fees(1)	(16,154)	(16,099)	(46,692)	(50,947)
OMG revenue	(5,717)	(7,681)	(18,205)	(19,974)
Principal investment income, net of eliminations	(9,339)	(11,582)	(38,985)	(15,521)
Net revenue of non-controlling interests in consolidated subsidiaries	(7,894)	(7,801)	(25,224)	(30,376)
Total consolidation adjustments and reconciling items	6,434	(198,189)	(461,426)	(349,268)
Total segment revenue	$677,689	$603,101	$2,116,477	$1,768,451

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated expenses to segment expenses:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total consolidated expenses	$560,960	$898,102	$2,027,334	$2,062,654
Performance related compensation-unrealized	38,650	(124,466)	(261,996)	(207,115)
Expenses of Consolidated Funds added in consolidation	(19,329)	(22,129)	(64,365)	(63,071)
Expenses of Consolidated Funds eliminated in consolidation	12,297	11,746	36,600	34,948
Administrative fees(1)	(16,154)	(15,574)	(46,321)	(50,422)
OMG expenses	(142,807)	(102,991)	(409,424)	(306,008)
Acquisition and merger-related expense	(2,414)	(1,852)	(10,126)	(12,046)
Equity compensation expense	(61,976)	(48,041)	(193,335)	(151,202)
Acquisition-related compensation expense(2)	(589)	(96,697)	(1,831)	(204,189)
Placement fee adjustment	(944)	(9,729)	6,032	(7,611)
Depreciation and amortization expense	(105,524)	(219,339)	(194,174)	(297,795)
Expense of non-controlling interests in consolidated subsidiaries	(3,096)	(5,657)	(14,247)	(27,041)
Total consolidation adjustments and reconciling items	(301,886)	(634,729)	(1,153,187)	(1,291,552)
Total segment expenses	$259,074	$263,373	$874,147	$771,102

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

The following table reconciles the Company’s consolidated other income to segment realized net investment income:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total consolidated other income	$116,577	$36,434	$299,394	$112,932
Investment (income) loss—unrealized	(31,246)	57	(104,170)	9,995
Interest and other investment income—unrealized	(5,720)	(4,600)	(1,202)	(16,661)
Other income, net from Consolidated Funds added in consolidation	(125,857)	(38,434)	(335,708)	(132,852)
Other expense, net from Consolidated Funds eliminated in consolidation	(383)	(1,922)	(15,326)	(13,655)
OMG other (income) expense	(591)	3,016	1,213	8,700
Principal investment income	29,980	9,438	130,679	37,421
Other (income) expense, net	286	(1,060)	589	934
Other (income) loss of non-controlling interests in consolidated subsidiaries	(209)	(3,472)	4,085	(3,248)
Total consolidation adjustments and reconciling items	(133,740)	(36,977)	(319,840)	(109,366)
Total segment realized net investment income (expense)	$(17,163)	$(543)	$(20,446)	$3,566

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Income (loss) before taxes	$226,872	$(60,378)	$849,963	$167,997
Adjustments:
Depreciation and amortization expense	105,524	219,339	194,174	297,795
Equity compensation expense	61,976	47,516	192,964	150,677
Acquisition-related compensation expense(1)	589	96,697	1,831	204,189
Acquisition and merger-related expense	2,414	1,852	10,126	12,046
Placement fee adjustment	944	9,729	(6,032)	7,611
OMG expense, net	136,499	98,325	392,432	294,734
Other (income) expense, net	286	(1,059)	589	934
Income before taxes of non-controlling interests in consolidated subsidiaries	(5,007)	(5,616)	(6,892)	(6,583)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(84,429)	(16,489)	(179,362)	(48,897)
Total performance (income) loss—unrealized	31,400	(170,654)	(384,533)	(280,037)
Total performance related compensation—unrealized	(38,650)	124,466	261,996	207,115
Total investment income—unrealized	(36,966)	(4,543)	(105,372)	(6,666)
Realized income	401,452	339,185	1,221,884	1,000,915
Total performance income—realized	(17,797)	(29,984)	(189,568)	(143,946)
Total performance related compensation—realized	10,504	18,858	133,472	91,491
Total investment (income) loss—realized	17,163	543	20,446	(3,566)
Fee related earnings	$411,322	$328,602	$1,186,234	$944,894

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
14. CONSOLIDATION
Deconsolidated Funds
Certain funds that have historically been consolidated in the financial statements that are no longer consolidated because, as of the reporting period: (a) such funds have been liquidated or dissolved; or (b) the Company is no longer deemed to be the primary beneficiary of the VIEs as it no longer has a significant economic interest. During the nine months ended September 30, 2023, one private fund experienced a significant change in ownership that resulted in deconsolidation of the entity. During the nine months ended September 30, 2022, the Company did not deconsolidate any entity.

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

	As of September 30,	As of December 31,
	2023	2022
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs(1)	$411,251	$393,549
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs(1)	808,386	537,239
Assets of consolidated VIEs	14,352,887	13,128,088
Liabilities of consolidated VIEs	12,487,780	11,593,867

(1)As of September 30, 2023 and December 31, 2022, the Company’s maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs and totaled $77.4 million and $82.0 million, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income attributable to non-controlling interests related to consolidated VIEs	$66,526	$8,733	$165,118	$28,470

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of September 30, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$311,827	$—	$—	$311,827
Investments (includes $3,490,841 of accrued carried interest)	5,275,454	—	(838,708)	4,436,746
Due from affiliates	869,372	—	(178,897)	690,475
Other assets	306,492	—	—	306,492
Right-of-use operating lease assets	259,537	—	—	259,537
Intangible assets, net	1,033,590	—	—	1,033,590
Goodwill	997,801	—	—	997,801
Assets of Consolidated Funds
Cash and cash equivalents	—	885,318	—	885,318
Investments held in trust account	—	1,002,787	—	1,002,787
Investments, at fair value	—	13,221,997	—	13,221,997
Due from affiliates	—	23,609	(11,257)	12,352
Receivable for securities sold	—	153,210	—	153,210
Other assets	—	71,761	—	71,761
Total assets	$9,054,073	$15,358,682	$(1,028,862)	$23,383,893
Liabilities
Accounts payable, accrued expenses and other liabilities	$275,742	$—	$(11,257)	$264,485
Accrued compensation	361,017	—	—	361,017
Due to affiliates	210,729	—	—	210,729
Performance related compensation payable	2,538,450	—	—	2,538,450
Debt obligations	2,340,173	—	—	2,340,173
Operating lease liabilities	326,902	—	—	326,902
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	253,473	(10,136)	243,337
Due to affiliates	—	178,897	(178,897)	—
Payable for securities purchased	—	512,879	—	512,879
CLO loan obligations, at fair value	—	11,565,985	(105,022)	11,460,963
Fund borrowings	—	80,741	—	80,741
Total liabilities	6,053,013	12,591,975	(305,312)	18,339,676
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,002,587	—	1,002,587
Redeemable interest in Ares Operating Group entities	23,176	—	—	23,176
Non-controlling interest in Consolidated Funds	—	1,764,120	(710,687)	1,053,433
Non-controlling interest in Ares Operating Group entities	1,236,808	—	(4,966)	1,231,842
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (184,360,944 shares issued and outstanding)	1,844	—	—	1,844
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (118,132,697 shares issued and outstanding)	1,181	—	—	1,181
Additional paid-in-capital	2,270,632	—	(7,897)	2,262,735
Accumulated deficit	(515,351)	—	—	(515,351)
Accumulated other comprehensive loss, net of tax	(17,265)	—	—	(17,265)
Total stockholders’ equity	1,741,076	—	(7,897)	1,733,179
Total equity	2,977,884	1,764,120	(723,550)	4,018,454
Total liabilities, redeemable interest, non-controlling interests and equity	$9,054,073	$15,358,682	$(1,028,862)	$23,383,893

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended September 30, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$649,698	$—	$(12,181)	$637,517
Carried interest allocation	(26,252)	—	(1,874)	(28,126)
Incentive fees	16,454	—	—	16,454
Principal investment income	29,980	—	(20,641)	9,339
Administrative, transaction and other fees	36,154	—	(83)	36,071
Total revenues	706,034	—	(34,779)	671,255
Expenses
Compensation and benefits	367,502	—	—	367,502
Performance related compensation	(25,448)	—	—	(25,448)
General, administrative and other expense	211,874	—	(32)	211,842
Expenses of the Consolidated Funds	—	19,329	(12,265)	7,064
Total expenses	553,928	19,329	(12,297)	560,960
Other income (expense)
Net realized and unrealized gains (losses) on investments	4,209	—	(5,979)	(1,770)
Interest and dividend income	6,574	—	(1,822)	4,752
Interest expense	(25,975)	—	—	(25,975)
Other income, net	5,529	—	213	5,742
Net realized and unrealized gains on investments of the Consolidated Funds	—	71,666	7,925	79,591
Interest and other income of the Consolidated Funds	—	255,813	(213)	255,600
Interest expense of the Consolidated Funds	—	(201,622)	259	(201,363)
Total other income (expense), net	(9,663)	125,857	383	116,577
Income before taxes	142,443	106,528	(22,099)	226,872
Income tax expense	25,758	4,140	—	29,898
Net income	116,685	102,388	(22,099)	196,974
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	102,388	(22,099)	80,289
Net income attributable to Ares Operating Group entities	116,685	—	—	116,685
Less: Net income attributable to redeemable interest in Ares Operating Group entities	758	—	—	758
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	54,104	—	—	54,104
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$61,823	$—	$—	$61,823

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended September 30, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$560,140	$—	$(11,682)	$548,458
Carried interest allocation	192,186	—	—	192,186
Incentive fees	8,882	—	—	8,882
Principal investment income	9,438	—	2,144	11,582
Administrative, transaction and other fees	44,128	—	(3,946)	40,182
Total revenues	814,774	—	(13,484)	801,290
Expenses
Compensation and benefits	425,419	—	—	425,419
Performance related compensation	142,934	—	—	142,934
General, administrative and other expense	319,366	—	(14)	319,352
Expenses of the Consolidated Funds	—	22,129	(11,732)	10,397
Total expenses	887,719	22,129	(11,746)	898,102
Other income (expense)
Net realized and unrealized gains on investments	5,433	—	(1,002)	4,431
Interest and dividend income	5,820	—	(3,734)	2,086
Interest expense	(18,307)	—	—	(18,307)
Other income, net	3,132	—	(531)	2,601
Net realized and unrealized losses on investments of the Consolidated Funds	—	(3,760)	3,730	(30)
Interest and other income of the Consolidated Funds	—	157,884	531	158,415
Interest expense of the Consolidated Funds	—	(115,690)	2,928	(112,762)
Total other income (expense), net	(3,922)	38,434	1,922	36,434
Income (loss) before taxes	(76,867)	16,305	184	(60,378)
Income tax expense (benefit)	(11,748)	149	—	(11,599)
Net income (loss)	(65,119)	16,156	184	(48,779)
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	16,156	184	16,340
Net loss attributable to Ares Operating Group entities	(65,119)	—	—	(65,119)
Less: Net income attributable to redeemable interest in Ares Operating Group entities	93	—	—	93
Less: Net loss attributable to non-controlling interests in in Ares Operating Group entities	(29,666)	—	—	(29,666)
Net loss attributable to Ares Management Corporation Class A and non-voting common stockholders	$(35,546)	$—	$—	$(35,546)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,889,091	$—	$(35,787)	$1,853,304
Carried interest allocation	551,055	—	(9,227)	541,828
Incentive fees	33,465	—	(138)	33,327
Principal investment income	130,679	—	(91,694)	38,985
Administrative, transaction and other fees	117,520	—	(7,061)	110,459
Total revenues	2,721,810	—	(143,907)	2,577,903
Expenses
Compensation and benefits	1,095,833	—	—	1,095,833
Performance related compensation	401,990	—	—	401,990
General, administrative and other expense	501,746	—	(406)	501,340
Expenses of the Consolidated Funds	—	64,365	(36,194)	28,171
Total expenses	1,999,569	64,365	(36,600)	2,027,334
Other income (expense)
Net realized and unrealized gains on investments	7,506	—	(2,280)	5,226
Interest and dividend income	19,237	—	(7,956)	11,281
Interest expense	(76,800)	—	—	(76,800)
Other expense, net	(1,583)	—	515	(1,068)
Net realized and unrealized gains on investments of the Consolidated Funds	—	165,885	22,832	188,717
Interest and other income of the Consolidated Funds	—	713,507	(515)	712,992
Interest expense of the Consolidated Funds	—	(543,684)	2,730	(540,954)
Total other income (expense), net	(51,640)	335,708	15,326	299,394
Income before taxes	670,601	271,343	(91,981)	849,963
Income tax expense	108,719	4,699	—	113,418
Net income	561,882	266,644	(91,981)	736,545
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	266,644	(91,981)	174,663
Net income attributable to Ares Operating Group entities	561,882	—	—	561,882
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(332)	—	—	(332)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	261,838	—	—	261,838
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$300,376	$—	$—	$300,376

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,580,873	$—	$(34,523)	$1,546,350
Carried interest allocation	417,779	—	—	417,779
Incentive fees	30,013	—	(34)	29,979
Principal investment income	37,421	—	(21,900)	15,521
Administrative, transaction and other fees	121,120	—	(13,030)	108,090
Total revenues	2,187,206	—	(69,487)	2,117,719
Expenses
Compensation and benefits	1,155,031	—	—	1,155,031
Performance related compensation	316,818	—	—	316,818
General, administrative and other expense	562,682	—	(241)	562,441
Expenses of the Consolidated Funds	—	63,071	(34,707)	28,364
Total expenses	2,034,531	63,071	(34,948)	2,062,654
Other income (expense)
Net realized and unrealized gains (losses) on investments	(9,926)	—	20,691	10,765
Interest and dividend income	17,605	—	(12,541)	5,064
Interest expense	(51,174)	—	—	(51,174)
Other income, net	9,920	—	274	10,194
Net realized and unrealized gains on investments of the Consolidated Funds	—	12,445	(4,414)	8,031
Interest and other income of the Consolidated Funds	—	396,354	(274)	396,080
Interest expense of the Consolidated Funds	—	(275,947)	9,919	(266,028)
Total other income (expense), net	(33,575)	132,852	13,655	112,932
Income before taxes	119,100	69,781	(20,884)	167,997
Income tax expense	22,075	197	—	22,272
Net income	97,025	69,584	(20,884)	145,725
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	69,584	(20,884)	48,700
Net income attributable to Ares Operating Group entities	97,025	—	—	97,025
Less: Net income attributable to redeemable interest in Ares Operating Group entities	35	—	—	35
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	46,942	—	—	46,942
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$50,048	$—	$—	$50,048

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$561,882	$266,644	$(91,981)	$736,545
Adjustments to reconcile net income to net cash provided by (used in) operating activities	23,920	—	288,260	312,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds	—	(926,076)	(22,832)	(948,908)
Cash flows due to changes in operating assets and liabilities	139,111	—	(3,451)	135,660
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	228,877	(137,563)	91,314
Net cash provided by (used in) operating activities	724,913	(430,555)	32,433	326,791
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(44,177)	—	—	(44,177)
Net cash used in investing activities	(44,177)	—	—	(44,177)
Cash flows from financing activities:
Proceeds from Credit Facility	735,000	—	—	735,000
Repayments of Credit Facility	(670,000)	—	—	(670,000)
Dividends and distributions	(760,085)	—	—	(760,085)
Stock option exercises	80,426	—	—	80,426
Taxes paid related to net share settlement of equity awards	(145,421)	—	—	(145,421)
Other financing activities	902	—	—	902
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	944,485	(208,541)	735,944
Distributions to non-controlling interests in Consolidated Funds	—	(72,375)	15,430	(56,945)
Redemptions of redeemable interests in Consolidated Funds	—	(553,718)	—	(553,718)
Borrowings under loan obligations by Consolidated Funds	—	549,664	—	549,664
Repayments under loan obligations by Consolidated Funds	—	(257,370)	—	(257,370)
Net cash provided by (used in) financing activities	(759,178)	610,686	(193,111)	(341,603)
Effect of exchange rate changes	282	(19,453)	—	(19,171)
Net change in cash and cash equivalents	(78,160)	160,678	(160,678)	(78,160)
Cash and cash equivalents, beginning of period	389,987	724,641	(724,641)	389,987
Cash and cash equivalents, end of period	$311,827	$885,319	$(885,319)	$311,827
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisition-related activity	$116,101	$—	$—	$116,101
Issuance of AOG Units in connection with settlement of management incentive program	$245,647	$—	$—	$245,647

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$97,025	$69,584	$(20,884)	$145,725
Adjustments to reconcile net income to net cash provided by (used in) operating activities	382,823	—	(61,873)	320,950
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds	—	(1,132,839)	4,414	(1,128,425)
Cash flows due to changes in operating assets and liabilities	160,957	—	152,692	313,649
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	(427,022)	231,518	(195,504)
Net cash provided by (used in) operating activities	640,805	(1,490,277)	305,867	(543,605)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(28,388)	—	—	(28,388)
Acquisitions, net of cash acquired	(301,658)	—	—	(301,658)
Net cash used in investing activities	(330,046)	—	—	(330,046)
Cash flows from financing activities:
Proceeds from Credit Facility	940,000	—	—	940,000
Proceeds from senior notes	488,915	—	—	488,915
Repayments of Credit Facility	(910,000)	—	—	(910,000)
Dividends and distributions	(608,220)	—	—	(608,220)
Stock option exercises	14,531	—	—	14,531
Taxes paid related to net share settlement of equity awards	(194,223)	—	—	(194,223)
Other financing activities	2,457	—	—	2,457
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	362,752	(64,106)	298,646
Distributions to non-controlling interests in Consolidated Funds	—	(227,886)	123,454	(104,432)
Borrowings under loan obligations by Consolidated Funds	—	1,120,680	—	1,120,680
Repayments under loan obligations by Consolidated Funds	—	(121,273)	—	(121,273)
Net cash provided by (used in) financing activities	(266,540)	1,134,273	59,348	927,081
Effect of exchange rate changes	(26,374)	(9,211)	—	(35,585)
Net change in cash and cash equivalents	17,845	(365,215)	365,215	17,845
Cash and cash equivalents, beginning of period	343,655	1,049,191	(1,049,191)	343,655
Cash and cash equivalents, end of period	$361,500	$683,976	$(683,976)	$361,500
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisition-related activity	$12,835	$—	$—	$12,835

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
15. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after September 30, 2023 through the date the unaudited condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In October 2023, the Company’s board of directors declared a quarterly dividend of $0.77 per share of Class A and non-voting common stock payable on December 29, 2023 to common stockholders of record at the close of business on December 15, 2023.
In October 2023, AAC I and X-Energy Reactor Company, LLC mutually agreed to terminate their business combination agreement. The remaining issued and outstanding AAC I Class A ordinary shares will be redeemed during the fourth quarter of 2023. As of September 30, 2023, the redeemable interest in Consolidated Funds related to the Class A ordinary shares issued by AAC I was $487.0 million.

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

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the three months ended September 30, 2023, approximately 95% of our management fees were derived from perpetual capital vehicles and long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results from operations, including the fair value of our AUM, are affected by a variety of factors. Conditions in the global financial markets and economic and political environments may impact our business, particularly in the U.S., Western Europe and Asia.

    The following table presents returns of selected market indices:

			Returns (%)
Type of Index	Name of Index	Region	Three months ended September 30, 2023	Nine months ended September 30, 2023
High yield bonds	ICE BAML High Yield Master II Index	U.S.	0.5	6.0
High yield bonds	ICE BAML European Currency High Yield Index	Europe	1.8	6.2
Leveraged loans	Credit Suisse Leveraged Loan Index (“CSLLI”)	U.S.	3.4	9.9
Leveraged loans	Credit Suisse Western European Leveraged Loan Index	Europe	3.5	10.4
Equities	S&P 500 Index	U.S.	(3.3)	13.1
Equities	MSCI All Country World Ex-U.S. Index	Non-U.S.	(3.8)	5.3
Real estate equities	FTSE NAREIT All Equity REITs Index	U.S.	(8.3)	(5.6)
Real estate equities	FTSE EPRA/NAREIT Developed Europe Index	Europe	4.4	(3.4)

During the third quarter of 2023, global markets endured heightened volatility following a strong first half of the year, which may continue into the fourth quarter amid the escalated conflict in the Middle East. Elevated inflation and the prospect of having higher interest rates for a longer period continues to have an impact on investor sentiment and investment opportunities. Despite these challenges, U.S. and European leveraged loans returned positive performance relative to other alternative asset classes.

Alternatively, the equity markets have been negatively impacted by these factors as it has created downward pressure on valuations and muted the opportunities for realizations. Particularly in the private equity markets, the environment has contributed to a prolonged slowdown in deal activity, and we believe potential liquidity constraints from investors will increase the need for flexible capital solutions. This challenging growth environment underscores the importance of investing in resilient industries with long-term secular tailwinds where we have expertise. Our focus continues to be on investment opportunities in the healthcare and services sectors, with limited exposure to energy, and we continue to invest opportunistically in consumer and industrials. Asset selectivity, deliberate portfolio construction, a flexible investment mandate and a differentiated view to drive value creation through earnings growth will be instrumental in delivering attractive returns to investors.

The commercial real estate markets continued to be impacted by the macroeconomic environment during the third quarter of 2023. There has been moderate recovery in Europe, which has experienced particular challenges related to the ongoing war in Ukraine that have influenced investor sentiment. European and U.S. real estate deal activity was subdued with limited transactional liquidity. Given the higher interest rate environment, property valuations remain soft, with capitalization rate yields continuing to widen. However, we believe certain of these market trends will be offset by continued strong fundamentals, such as occupancy and rental rates, in property types that include multifamily and industrial.

The current market environment has had a more pronounced negative impact on certain industries, including energy and retail, which are industries in which some of our funds have made investments. As of September 30, 2023, 1% of our total AUM was invested in debt and equity investments in the energy sector (of which less than 1% of our total AUM was invested in midstream investments and also includes oil and gas exploration) and less than 1% of our total AUM was invested in renewable energy investments.

We believe our portfolios across all strategies are well positioned for a rising interest rate environment. On a market value basis, approximately 86% of our debt assets and 56% of our total assets were floating rate instruments as of September 30, 2023.

Recent Transactions

On October 2, 2023, Ares completed the acquisition of Crescent Point Capital, a leading Asia-focused private equity firm with approximately $3.7 billion in assets under management as of September 30, 2023.

In October 2023, Ares formed a strategic partnership with Vinci Partners Investments Ltd. (“Vinci”) (NASDAQ: VINP), a Brazilian alternative asset manager, to collaborate on distribution, product development and other business opportunities in Latin America. Ares made a $100.0 million investment in convertible preferred shares issued by Vinci to accelerate the growth of Vinci’s platform.

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
The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total AUM
Balance at 6/30/2023	$250,141	$35,453	$64,771	$23,002	$4,206	$377,573
Net new par/equity commitments	13,459	47	1,158	361	1,201	16,226
Net new debt commitments	5,543	—	—	—	—	5,543
Capital reductions	(581)	(2)	(1)	—	—	(584)
Distributions	(1,536)	(801)	(984)	(289)	(108)	(3,718)
Redemptions	(468)	—	(454)	(1)	(15)	(938)
Net allocations among investment strategies	765	—	—	—	(765)	—
Change in fund value	1,558	(408)	(575)	182	83	840
Balance at 9/30/2023	$268,881	$34,289	$63,915	$23,255	$4,602	$394,942

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total AUM
Balance at 6/30/2022	$211,730	$33,412	$62,577	$23,892	$2,702	$334,313
Net new par/equity commitments	3,054	1,337	2,166	441	1,738	8,736
Net new debt commitments	5,074	—	404	—	—	5,478
Capital reductions	(547)	(2)	(224)	—	—	(773)
Distributions	(2,068)	(82)	(511)	(1,084)	(696)	(4,441)
Redemptions	(329)	—	(180)	—	—	(509)
Net allocations among investment strategies	728	—	—	—	(728)	—
Change in fund value	(2,211)	601	763	(460)	(81)	(1,388)
Balance at 9/30/2022	$215,431	$35,266	$64,995	$22,789	$2,935	$341,416

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total AUM
Balance at 12/31/2022	$225,579	$34,749	$66,061	$21,961	$3,647	$351,997
Net new par/equity commitments	32,435	97	3,747	1,750	5,339	43,368
Net new debt commitments	9,801	—	150	—	—	9,951
Capital reductions	(3,013)	(7)	(405)	—	—	(3,425)
Distributions	(4,944)	(1,601)	(3,960)	(842)	(306)	(11,653)
Redemptions	(2,279)	—	(1,409)	(1)	(554)	(4,243)
Net allocations among investment strategies	3,319	—	—	—	(3,319)	—
Change in fund value	7,983	1,051	(269)	387	(205)	8,947
Balance at 9/30/2023	$268,881	$34,289	$63,915	$23,255	$4,602	$394,942

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total AUM
Balance at 12/31/2021	$201,405	$33,404	$45,919	$22,119	$2,928	$305,775
Acquisitions	—	—	8,184	199	—	8,383
Net new par/equity commitments	13,481	2,137	8,589	2,386	2,460	29,053
Net new debt commitments	11,597	—	2,953	—	—	14,550
Capital reductions	(1,006)	(206)	(521)	—	—	(1,733)
Distributions	(4,139)	(602)	(2,526)	(2,209)	(785)	(10,261)
Redemptions	(1,134)	—	(398)	—	—	(1,532)
Net allocations among investment strategies	1,301	—	—	—	(1,301)	—
Change in fund value	(6,074)	533	2,795	294	(367)	(2,819)
Balance at 9/30/2022	$215,431	$35,266	$64,995	$22,789	$2,935	$341,416

The components of our AUM are presented below ($ in billions):

AUM: $394.9	AUM: $341.4

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $15.2 billion and $14.0 billion of AUM of funds from which we indirectly earn management fees as of September 30, 2023 and 2022, respectively and includes $3.6 billion and $3.4 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2023 and 2022, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management
FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.
The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total
Balance at 6/30/2023	$161,751	$18,954	$41,134	$17,795	$2,775	$242,409
Commitments	2,174	—	569	383	1,197	4,323
Deployment/subscriptions/increase in leverage	5,354	553	1,203	10	102	7,222
Capital reductions	(801)	—	—	—	—	(801)
Distributions	(1,742)	(139)	(982)	(188)	(108)	(3,159)
Redemptions	(555)	—	(454)	(1)	—	(1,010)
Net allocations among investment strategies	928	—	—	—	(928)	—
Change in fund value	(96)	—	(660)	(109)	(192)	(1,057)
Change in fee basis	—	—	—	(21)	(213)	(234)
Balance at 9/30/2023	$167,013	$19,368	$40,810	$17,869	$2,633	$247,693

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total
Balance at 6/30/2022	$135,423	$17,691	$39,231	$17,554	$1,392	$211,291
Commitments	1,712	—	1,133	412	1,299	4,556
Deployment/subscriptions/increase in leverage	7,381	1,486	835	96	—	9,798
Capital reductions	(513)	—	—	—	—	(513)
Distributions	(2,172)	(206)	(566)	(221)	(420)	(3,585)
Redemptions	(471)	—	(180)	—	—	(651)
Net allocations among investment strategies	669	—	—	—	(669)	—
Change in fund value	(1,749)	(3)	(235)	(170)	(141)	(2,298)
Change in fee basis	—	(14)	3	49	—	38
Balance at 9/30/2022	$140,280	$18,954	$40,221	$17,720	$1,461	$218,636

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total
Balance at 12/31/2022	$151,275	$18,447	$41,607	$17,668	$2,064	$231,061
Commitments	4,699	—	2,036	626	4,818	12,179
Deployment/subscriptions/increase in leverage	15,949	2,157	2,413	310	150	20,979
Capital reductions	(2,680)	—	(329)	—	—	(3,009)
Distributions	(5,808)	(1,232)	(2,711)	(456)	(298)	(10,505)
Redemptions	(2,406)	—	(1,422)	(1)	—	(3,829)
Net allocations among investment strategies	3,513	—	—	—	(3,513)	—
Change in fund value	2,471	—	(882)	(221)	(375)	993
Change in fee basis	—	(4)	98	(57)	(213)	(176)
Balance at 9/30/2023	$167,013	$19,368	$40,810	$17,869	$2,633	$247,693

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total
Balance at 12/31/2021	$122,110	$16,689	$28,615	$18,364	$2,067	$187,845
Acquisitions	—	—	4,855	131	—	4,986
Commitments	9,101	—	5,394	1,919	2,004	18,418
Deployment/subscriptions/increase in leverage	23,742	3,699	3,266	415	(38)	31,084
Capital reductions	(3,525)	—	(91)	—	—	(3,616)
Distributions	(5,236)	(1,182)	(1,829)	(1,081)	(494)	(9,822)
Redemptions	(1,344)	—	(408)	—	—	(1,752)
Net allocations among investment strategies	1,171	—	—	—	(1,171)	—
Change in fund value	(4,895)	(4)	1,243	749	(669)	(3,576)
Change in fee basis	(844)	(248)	(824)	(2,777)	(238)	(4,931)
Balance at 9/30/2022	$140,280	$18,954	$40,221	$17,720	$1,461	$218,636

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $247.7	FPAUM: $218.6

Invested capital/other(1)	Market value(2)	Collateral balances (at par)	Capital commitments

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $56.8 billion and $54.9 billion from funds that primarily invest in illiquid strategies as of September 30, 2023 and 2022, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

Perpetual Capital Assets Under Management

The chart below presents our perpetual capital AUM by segment and type ($ in billions):

Perpetual Capital AUM

$103.7
$3.6
$0.5
$27.3
$72.3
$88.9
$1.9
$0.3
$28.6
$58.1
9/30/2023
9/30/2022
Credit
Real Assets
Secondaries
Other

Perpetual Capital by Type

$103.7
$20.8
$25.3
$26.7
$30.9
$88.9
$17.3
$21.0
$21.2
$29.4
9/30/2023
9/30/2022
Publicly-Traded Vehicles
Private Commingled Vehicles
Managed Accounts
Non-Traded Vehicles

Management Fees By Type
We view the duration of funds we manage as a metric to measure the stability of our future management fees. For both the three months ended September 30, 2023 and 2022, 95% of management fees were earned from perpetual capital or long-dated funds. The charts below present the composition of our segment management fees by the initial fund duration:

Perpetual Capital - Publicly-Traded Vehicles	Perpetual Capital - Non-Traded Vehicles	Perpetual Capital - Managed Accounts	Perpetual Capital - Private Commingled Vehicles	Long-Dated Funds(1)	Other

(1) Long-dated funds generally have a contractual life of five years or more at inception.

Available Capital and Assets Under Management Not Yet Paying Fees
The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Private Equity	Real Assets	Secondaries	Other

As of September 30, 2023, AUM Not Yet Paying Fees includes $65.7 billion of AUM available for future deployment that could generate approximately $647.4 million in potential incremental annual management fees. As of September 30, 2022, AUM Not Yet Paying Fees included $45.8 billion of AUM available for future deployment that could generate approximately $441.3 million in potential incremental annual management fees.

Incentive Eligible Assets Under Management and Incentive Generating Assets Under Management

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
The charts below present our IEAUM and IGAUM by segment ($ in billions):

Incentive Eligible AUM
$233.4
$1.4
$14.0
$39.4
$33.1
$145.5
$197.7
$1.0
$13.4
$38.0
$33.8
$111.5
9/30/2023
9/30/2022

Incentive Generating AUM
$107.0
$0.4
$6.8
$16.3
$21.1
$62.4
$96.5
$5.5
$25.8
$21.1
$44.1
9/30/2023
9/30/2022

Credit	Private Equity	Real Assets	Secondaries	Other

As of September 30, 2023, perpetual capital IGAUM generating fee related performance revenues totaled $14.3 billion, composed of $13.9 billion within the Credit Group and $0.4 billion within the Secondaries Group. Fee related performance revenues are not recognized by us until such fees are crystallized and no longer subject to reversal. As of September 30, 2022, perpetual capital IGAUM from which we generated fee related performance revenues totaled $24.0 billion, composed of $10.2 billion within the Credit Group and $13.8 billion within the Real Assets Group.

Fund Performance Metrics
Fund performance information for our funds considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds are commingled funds that either contributed at least 1% of our total management fees or represented at least 1% of the Company’s total FPAUM for the past two consecutive quarters. In addition to management fees, each of our significant funds may generate carried interest or incentive fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment, there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.
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

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 4% of our AUM as of September 30, 2023, 2% of our management fees and 2% of our carried interest and incentive fees for the nine months ended September 30, 2023. As of September 30, 2023, we consolidated 26 CLOs, nine private funds and two SPACs, and as of September 30, 2022, we consolidated 25 CLOs, 10 private funds and one SPAC.
The activity of the Consolidated Funds is reflected within the unaudited condensed consolidated financial statement line items indicated by reference thereto. The impact of consolidation also typically will decrease management fees, carried interest allocation and incentive fees reported under GAAP to the extent these amounts are eliminated upon consolidation.
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
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the nine months ended September 30, 2023, we deconsolidated one private fund as a result of significant change in ownership. During the nine months ended September 30, 2022, we did not deconsolidate any entities.
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

The following table presents our summarized consolidated results of operations ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Total revenues	$671,255	$801,290	$(130,035)	(16)%	$2,577,903	$2,117,719	$460,184	22%
Total expenses	(560,960)	(898,102)	337,142	38	(2,027,334)	(2,062,654)	35,320	2
Total other income, net	116,577	36,434	80,143	220	299,394	112,932	186,462	165
Less: Income tax expense (benefit)	29,898	(11,599)	(41,497)	NM	113,418	22,272	(91,146)	NM
Net income (loss)	196,974	(48,779)	245,753	NM	736,545	145,725	590,820	NM
Less: Net income attributable to non-controlling interests in Consolidated Funds	80,289	16,340	63,949	NM	174,663	48,700	125,963	259
Net income (loss) attributable to Ares Operating Group entities	116,685	(65,119)	181,804	NM	561,882	97,025	464,857	NM
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	758	93	665	NM	(332)	35	(367)	NM
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	54,104	(29,666)	83,770	NM	261,838	46,942	214,896	NM
Net income (loss) attributable to Ares Management Corporation Class A and non-voting common stockholders	$61,823	$(35,546)	97,369	NM	$300,376	$50,048	250,328	NM

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues.

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues
Management fees	$637,517	$548,458	$89,059	16%	$1,853,304	$1,546,350	$306,954	20%
Carried interest allocation	(28,126)	192,186	(220,312)	NM	541,828	417,779	124,049	30
Incentive fees	16,454	8,882	7,572	85	33,327	29,979	3,348	11
Principal investment income	9,339	11,582	(2,243)	(19)	38,985	15,521	23,464	151
Administrative, transaction and other fees	36,071	40,182	(4,111)	(10)	110,459	108,090	2,369	2
Total revenues	$671,255	$801,290	(130,035)	(16)	$2,577,903	$2,117,719	460,184	22
Management Fees. Capital deployment in direct lending funds within the Credit Group led to a rise in FPAUM and additional management fees of $40.2 million and $120.2 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. Part I Fees contributed $26.4 million and $91.1 million to the increase for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. The increases in Part I Fees were primarily due to the increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in the average size of their portfolios and the impact of rising interest rates, given their primarily floating-rate loan portfolios. Of the total increases in Part I Fees over the comparative periods, ASIF contributed $1.3 million as it began generating fees during the third quarter 2023. Within the Real Assets Group, the non-traded REITs contributed additional management fees of $12.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 from additional capital raised. Also, the acquisition of AMP Capital’s infrastructure debt platform (the “Infrastructure Debt Acquisition”), as well as deployment primarily in Ares Infrastructure Debt Fund V L.P. (“IDF V”), contributed additional management fees of $8.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”
Carried Interest Allocation. The activity was principally composed of the following ($ in millions):

	Three months ended September 30, 2023	Primary Drivers	Three months ended September 30, 2022	Primary Drivers
Credit funds	$125.0	Primarily from four direct lending funds and one alternative credit fund with $22.0 billion of IGAUM generating returns in excess of their hurdle rates. Ares Capital Europe V, L.P. (“ACE V”) and our sixth flagship European direct lending fund generated carried interest allocation of $46.6 million and $6.2 million, respectively, driven by net investment income on an increasing invested capital base. Ares Pathfinder Fund, L.P. (“Pathfinder I”) generated carried interest allocation of $25.2 million driven by market appreciation of certain investments and net investment income during the period. Ares Private Credit Solutions, L.P. (“PCS I”) and Ares Capital Europe IV, L.P. (“ACE IV”) generated carried interest allocation of $13.7 million and $5.5 million, respectively, primarily driven by net investment income during the period. Our credit funds have benefited from rising interest rates on predominately floating-rate loans.	$43.1	Primarily from two direct lending funds with $13.3 billion of IGAUM generating returns in excess of their hurdle rates. ACE V generated $17.6 million of carried interest allocation driven by net investment income on an increasing invested capital base. ACE IV generated carried interest allocation of $12.5 million, driven by net investment income during the period.
Private equity funds	(162.4)	Reversal of unrealized carried interest allocation of $90.7 million, $58.6 million, $31.6 million and $21.8 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”), Ares Special Situations Fund IV, L.P. (“SSF IV”), Ares Special Opportunities Fund, L.P.’s (“ASOF I”), and Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”), respectively, primarily driven by lower stock prices of Savers Value Village, Inc. (“SVV”) and a publicly-traded portfolio company in the services industry and lower operating performance metrics of certain portfolio companies that primarily operate in the healthcare and services industries. The reversal was partially offset by unrealized appreciation of $42.2 million from Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”) primarily driven by improving operating performance metrics from portfolio companies that primarily operate in the retail and services industries and market appreciation of an investment in a services company.	130.4	Appreciation across several portfolio company investments, driven by improving operating performance metrics from portfolio companies that primarily operate in industries such as retail, healthcare and energy, generated carried interest allocation of $45.1 million from ACOF V, $20.4 million from ACOF VI, $28.0 million from SSF IV and $35.6 million from ASOF I.
Real assets funds	7.5	IDF V generated carried interest allocation of $8.4 million driven by net investment income during the period. Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $4.1 million from Ares European Property Enhancement Partners III, SCSp. (“EPEP III”), and $1.4 million from US Real Estate Fund IX, L.P. (“US IX”). Ares Energy Investors Fund V, L.P. (“EIF V”) also generated $3.5 million of carried interest allocation driven by appreciation of certain investments. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $5.7 million from Ares U.S. Real Estate Fund X, L.P. (“US X”) and $4.3 million from Ares European Real Estate Fund IV, L.P. (“EF IV”) primarily driven by lower valuations and operating income of certain properties.	33.7	Ares Climate Infrastructure Partners, L.P. (“ACIP”) and EIF V generated carried interest allocation of $30.0 million and $29.8 million, respectively, due to market appreciation of certain investments. Appreciation from properties within Ares U.S. Real Estate Fund VIII, L.P. (“US VIII”), driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $3.5 million. In addition, realized gains from the sale of properties generated carried interest allocation of $6.4 million from Ares U.S. Real Estate Opportunity Fund III, L.P. (“AREOF III”). The activity was partially offset by the reversal of unrealized carried interest of $32.2 million from Ares European Real Estate Fund V, L.P. (“EF V”), driven by a lower stock price for one of its publicly traded investments, and $5.7 million from EF IV due to lower valuations of certain properties.
Secondaries funds	1.8	Market appreciation of certain portfolio investments held in Landmark Equity Partners XVII, L.P. (“LEP XVII”) and Landmark Equity Partners XVI, L.P. (“LEP XVI”) that generated carried interest allocation of $5.6 million and $1.6 million, respectively. The appreciation was partially offset by the reversal of unrealized carried interest of $6.1 million from Landmark Real Estate Partners VIII, L.P. (“LREP VIII”), driven primarily by market depreciation of certain portfolio investments.	(15.0)	Depreciation across several investments in “LEP XVI, primarily driven by the impact of foreign exchange revaluations on underlying limited partnership interests, led to the reversal of unrealized carried interest of $20.7 million, partially offset by market appreciation of certain investments in LREP VIII that generated carried interest allocation of $11.6 million.
Carried interest allocation	$(28.1)		$192.2

	Nine months ended September 30, 2023	Primary Drivers	Nine months ended September 30, 2022	Primary Drivers
Credit funds	$347.9	Primarily from four direct lending funds and one alternative credit fund with $22.0 billion of IGAUM generating returns in excess of their hurdle rates. ACE V and our sixth flagship European direct lending fund generated carried interest allocation of $125.3 million and $11.1 million, respectively, driven by net investment income on an increasing invested capital base. Pathfinder I generated carried interest allocation of $59.9 million driven by market appreciation of certain investments and net investment income during the period. ACE IV and PCS I generated carried interest allocation of $45.6 million and $36.2 million, respectively, primarily driven by net investment income during the period. Our credit funds have benefited from rising interest rates on predominately floating-rate loans.	$134.7	Primarily from four direct lending funds and one alternative credit fund with $19.7 billion of IGAUM generating returns in excess of their hurdle rates. ACE V and Pathfinder I generated carried interest allocation of $53.8 million and $25.9 million, respectively, driven by net investment income on an increasing invested capital base. ACE IV, Ares Capital Europe III, L.P. (“ACE III”) and PCS I generated carried interest allocation of $32.8 million, $10.2 million and $10.2 million, respectively, primarily driven by net investment income during the period.
Private equity funds	161.2	ACOF VI generated carried interest allocation of $123.2 million, driven by improving operating performance of portfolio companies that primarily operate in the retail and healthcare industries and market appreciation of an investment in a services company. In addition, appreciation of SSF IV and ASOF I’s investments, predominately in SVV following its initial public offering, generated carried interest allocation of $63.3 million and $53.7 million, respectively. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $40.8 million and $32.5 million from ACOF V and ACOF IV, respectively, primarily driven by lower operating performance metrics of a portfolio company that operates in the healthcare industry and lower stock price of a publicly-traded portfolio company that operates in the retail industry.	127.7	Appreciation across several portfolio company investments, driven by improving operating performance metrics from portfolio companies that primarily operate in industries such as services, technology, retail, healthcare and energy, generated carried interest allocation of $84.8 million from ACOF V, $51.3 million from ACOF VI, $23.6 million from SSF IV and $39.3 million from ASOF I. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $24.5 million and $58.6 million from Ares Corporate Opportunities Fund III, L.P. (“ACOF III”) and ACOF IV, respectively, primarily driven by lower stock prices for certain publicly traded investments.
Real assets funds	32.1	IDF V generated carried interest allocation of $23.0 million driven by net investment income. Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $12.9 million from two U.S. real estate equity funds, $3.6 million from AREOF III and $3.1 million from US IX. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $12.2 million from EF V and one European real estate equity fund primarily driven by lower valuations of certain properties.	110.8	ACIP and EIF V generated carried interest allocation of $34.1 million and $24.4 million, respectively, due to market appreciation of certain investments. Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $17.6 million from US IX, $15.7 million from US VIII and $9.4 million from US X. In addition, realized gains from the sale of properties generated carried interest allocation of $29.7 million from AREOF III. The activity was partially offset by the reversal of unrealized carried interest of $42.2 million from EF V, driven by a lower stock price for one of its publicly traded investments.
Secondaries funds	0.6	Market appreciation of certain investments held in LREP VIII.	44.6	Market appreciation of certain investments held in LREP VIII that generated carried interest allocation of $37.8 million.
Carried interest allocation	$541.8		$417.8

Incentive Fees. The activity was principally composed of the following ($ in millions):

	Three months ended September 30, 2023	Primary Drivers	Three months ended September 30, 2022	Primary Drivers
Credit funds	$11.8	Incentive fees generated from an alternative credit fund.	$0.1	Incentive fees generated from a U.S. CLO.
Real assets funds	2.5	Incentive fees generated from an industrial real estate fund.	8.6	Incentive fees generated from an industrial real estate fund and ACRE.
Secondaries funds	2.2	Incentive fees generated from APMF.	0.2	Incentive fees generated from APMF.
Incentive fees	$16.5		$8.9

	Nine months ended September 30, 2023	Primary Drivers	Nine months ended September 30, 2022	Primary Drivers
Credit funds	$18.7	Incentive fees generated from three alternative credit funds.	$15.9	Incentive fees generated from three direct lending funds and one alternative credit fund.
Real assets funds	8.9	Incentive fees generated from an industrial real estate fund.	13.5	Incentive fees generated from an industrial real estate fund and ACRE.
Secondaries funds	5.7	Incentive fees generated from APMF.	0.6	Incentive fees generated from a private equity secondaries fund and APMF.
Incentive fees	$33.3		$30.0
Principal Investment Income. The activity for the three and nine months ended September 30, 2023 was primarily composed of: (i) appreciation of certain investments within funds in our corporate private equity, alternative credit and European direct lending strategies; (ii) dividend income from a European real estate fund and LREP VIII; partially offset by (iii) unrealized losses of certain investments within our real estate secondaries strategy. The nine months ended September 30, 2023 also included: (i) appreciation of certain investments within funds in our special opportunities and infrastructure debt strategies; and (ii) dividend income from an open-ended core alternative credit fund and SSF IV.
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
Administrative, Transaction and Other Fees. The decrease in administrative, transaction and other fees for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily driven by: (i) lower acquisition and development fees of $5.9 million, resulting from a reduction in activity; (ii) a decrease of $2.1 million in facilitation fees from the 1031 exchange program associated with our non-traded REITs; partially offset by (iii) administrative fees of $4.0 million from a commercial finance fund that are no longer eliminated as the fund was deconsolidated during the second quarter of 2023; and (iv) higher administrative service fees of $1.9 million from certain private funds that pay on invested capital, driven by deployment.
The increase in administrative, transaction and other fees for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by: (i) higher administrative fees of $8.9 million from the commercial finance fund discussed above; (ii) higher credit transaction fees of $8.8 million within the infrastructure debt strategy that are generated periodically and relate to the arrangement and origination of loans; (iii) an increase of $4.9 million in administrative service fees from certain private funds that pay on invested capital, driven by deployment; partially offset by (v) lower acquisition and development fees of $9.5 million; and (vi) a decrease of $7.6 million in facilitation fees from the 1031 exchange program associated with our non-traded REITs.

Expenses.

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Expenses
Compensation and benefits	$367,502	$425,419	$57,917	14%	$1,095,833	$1,155,031	$59,198	5%
Performance related compensation	(25,448)	142,934	168,382	NM	401,990	316,818	(85,172)	(27)
General, administrative and other expenses	211,842	319,352	107,510	34	501,340	562,441	61,101	11
Expenses of Consolidated Funds	7,064	10,397	3,333	32	28,171	28,364	193	1
Total expenses	$560,960	$898,102	1,459,062	NM	$2,027,334	$2,062,654	4,089,988	NM
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
The following table presents compensation expense related to the earnouts ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Black Creek Acquisition	$—	$130,592	$130,592	100%	$—	$218,101	$218,101	100%
Infrastructure Debt Acquisition	589	2,823	2,234	79	1,831	7,081	5,250	74
Landmark Acquisition	—	(36,719)	(36,719)	(100)	—	(20,994)	(20,994)	(100)
	$589	$96,696	96,107	99	$1,831	$204,188	202,357	99
The maximum contingent payment associated with the Black Creek Acquisition earnout was achieved and the incremental expense was recorded during the third quarter of 2022.
The revenue target for an infrastructure debt fund from the Infrastructure Debt Acquisition earnout was achieved and the associated liability was settled with a combination of cash and restricted units during the first quarter of 2023. Compensation expense related to the achieved portion of the award was $2.2 million and $5.5 million for the three and nine months ended September 30, 2022, respectively. The excess fair value of $14.8 million over the liability at the time the earnout was achieved will be recognized over the remaining four year service period as equity-based compensation expense, including $0.9 million and $2.8 million that was recognized during the three and nine months ended September 30, 2023, respectively. Compensation expense related to the remaining infrastructure debt funds where the earnout has not yet been achieved was $0.6 million for both the three months ended September 30, 2023 and 2022, and $1.8 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively. See “Note 7. Commitments and Contingencies” for a further description of the contingent liabilities related to the Infrastructure Debt Acquisition arrangement.
Conversely, the earnout associated with a Landmark private equity secondaries fund was not achieved because revenue targets associated with fundraising did not meet certain thresholds. As a result, the associated compensation expense was reversed during the third quarter of 2022.
The decreases in compensation and benefits for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 were partially offset by: (i) increases in salary expense of $17.9 million and $56.9 million, respectively, primarily attributable to headcount growth to support the expansion of our business; (ii) higher Part I Fees compensation of $14.4 million and $50.9 million, respectively; and (iii) higher equity-based compensation expense of $13.9 million and $42.1 million, respectively, as discussed below. Average headcount increased by 17% to 2,621 professionals for the year-to-date period in 2023 from 2,238 professionals for the same period in 2022.

The following table presents equity-based compensation expense based on the different types of restricted unit awards ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Awards that do not recur annually:
Multi-year future grants	$13,182	$11,099	$(2,083)	(19)%	$38,436	$32,271	$(6,165)	(19)%
Other awards that do not recur annually	2,410	1,622	(788)	(49)	7,345	5,803	(1,542)	(27)
Total awards that do not recur annually	15,592	12,721	(2,871)	(23)	45,781	38,074	(7,707)	(20)
Recurring annual awards:
Discretionary awards	30,847	24,142	(6,705)	(28)	89,447	69,275	(20,172)	(29)
Bonus awards	15,537	11,255	(4,282)	(38)	58,281	44,054	(14,227)	(32)
Total recurring annual awards	46,384	35,397	(10,987)	(31)	147,728	113,329	(34,399)	(30)
Equity-based compensation expense	$61,976	$48,118	(13,858)	(29)	$193,509	$151,403	(42,106)	(28)

The increases in equity-based compensation expense for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 were primarily attributable to the increase in awards granted under our recurring annual award programs, which included the acceleration of $10.0 million and $7.5 million of expense for the nine months ended September 30, 2023 and 2022, respectively, in connection with bonus awards made to certain individuals that meet immediate vesting conditions based on the combination of their age and years of service.
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
General, Administrative and Other Expenses. The decreases in general, administrative and other expenses were primarily attributable to the decreases in amortization expense associated with intangible assets of $115.7 million and $102.8 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. During the third quarter of 2023, we recognized a non-cash impairment charge of $65.7 million to the fair value of certain client relationships from Landmark in connection with lower expected FPAUM in a private equity secondaries fund from existing investors. In connection with a merger agreement effective March 31, 2023 to acquire the remaining 20% ownership interest in SSG Capital Holdings Limited and its operating subsidiaries’ (“SSG” and subsequently rebranded as “Ares SSG”) fee-generating business that was retained by the former owners of SSG (the “SSG Buyout”), we made the decision to rebrand Ares SSG as Asia credit and discontinued the ongoing use of the SSG trade name. For the nine months ended September 30, 2023, our results reflected non-cash impairment charges of: (i) $7.8 million to the carrying value of SSG’s trade name; and (ii) $5.3 million to the fair value of management contracts of certain funds in connection with lower than expected future fee revenue generated from these funds, of which $4.6 million was due to the shortened investment period of an infrastructure debt fund as we directed existing limited partner commitments to other investment vehicles within the strategy. During the third quarter of 2022, we recognized non-cash impairment charges of $181.6 million, in connection with intangible assets associated with Landmark’s trade name, management contracts of certain Landmark funds, Black Creek funds and SSG funds and resulted in the amortization expense associated with these intangible assets to decrease in subsequent periods. Excluding the non-cash impairment charges described above, amortization expense decreased by $1.7 million and $6.5 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.
In addition, placement fees decreased by $7.4 million and $9.0 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decreases were primarily attributable to commitments to US X and ASOF II in the prior year, partially offset by fundraising efforts for our sixth flagship European direct lending fund in the current year. Separately, we expect to incur higher marketing expenses in future periods as we continue to develop our distribution relationships and expand our retail product offerings. These expenses contributed $2.0 million of the increase for the three and nine months ended September 30, 2023 when compared to the same periods in 2022 and will fluctuate with sales volumes.
The decreases in general, administrative and other expenses were partially offset by increases in travel, marketing and certain fringe benefits, which collectively increased by $4.4 million and $21.8 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 as we: (i) conducted more in-person company meetings and events with a focus on promoting collaboration; and (ii) continued to increase our marketing efforts driven by more investor meetings and events. Occupancy costs, information services and information technology costs have also increased during the comparative periods, to support our growing headcount and the expansion of our business. Collectively, these expenses increased by $5.5 million and $17.8 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Additionally, professional service fees have increased by $10.1 million for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to the reorganization of our income tax compliance function and consulting fees to support various ongoing initiatives to enhance our operations.
Other income, net.

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Other income (expense)
Net realized and unrealized gains (losses) on investments	$(1,770)	$4,431	$(6,201)	NM	$5,226	$10,765	$(5,539)	(51)%
Interest and dividend income	4,752	2,086	2,666	128	11,281	5,064	6,217	123
Interest expense	(25,975)	(18,307)	(7,668)	(42)	(76,800)	(51,174)	(25,626)	(50)
Other income (expense), net	5,742	2,601	3,141	121	(1,068)	10,194	(11,262)	NM
Net realized and unrealized gains (losses) on investments of Consolidated Funds	79,591	(30)	79,621	NM	188,717	8,031	180,686	NM
Interest and other income of Consolidated Funds	255,600	158,415	97,185	61	712,992	396,080	316,912	80
Interest expense of Consolidated Funds	(201,363)	(112,762)	(88,601)	(79)	(540,954)	(266,028)	(274,926)	(103)
Total other income, net	$116,577	$36,434	80,143	220	$299,394	$112,932	186,462	165
Net Realized and Unrealized Gains (Losses) on Investments. The activity for the three and nine months ended September 30, 2023 primarily includes unrealized losses from certain U.S. strategic initiative related investments and unrealized gains from investments within APMF to varying degrees. Certain strategic initiative related investments made in connection with our acquisition of SSG also contributed unrealized gains for the nine months ended September 30, 2023.
The activity for the three and nine months ended September 30, 2022 also reflects unrealized gains from the same strategic initiative related investments made in connection with our acquisition of SSG, while the nine months ended September 30, 2022 was partially offset by unrealized losses from our investments in the subordinated notes of U.S. CLOs.
Interest Expense. Higher average interest rates, driven by rising SOFR rates, and a higher average outstanding balance of the Credit Facility contributed to an increase in interest expense for the three and nine months ended September 30, 2023 compared to the same periods in 2022.
Other Income (Expense), Net. The activity for the three and nine months ended September 30, 2023 and 2022 largely represents transaction gains (losses) associated with currency fluctuations impacting the revaluation of assets and liabilities denominated in foreign currencies other than an entity’s functional currency. Transaction gains for the three months ended September 30, 2023 were primarily attributable to the Euro strengthening against the U.S. dollar and British pound. Despite the gains during the third quarter of 2023, we recognized transaction losses for the nine months ended September 30, 2023 primarily due to the Euro weakening against the U.S. dollar and British pound for the year-to-date period. Transaction gains for the three and nine months ended September 30, 2022 were primarily attributable to the British pound weakening against the Euro.
Income Tax Expense (Benefit)

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income (loss) before taxes	$226,872	$(60,378)	$287,250	NM	$849,963	$167,997	$681,966	NM
Less: Income tax expense (benefit)	29,898	(11,599)	(41,497)	NM	113,418	22,272	(91,146)	NM
Net income (loss)	$196,974	$(48,779)	245,753	NM	$736,545	$145,725	590,820	NM
The increases in income tax expense were attributable to higher pre-tax income allocable to AMC for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The calculation of income taxes is also sensitive to any changes in weighted average daily ownership.

The following table summarizes the weighted average daily ownership for the AMC common stockholders:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Weighted average daily ownership for the AMC common stockholders	61.03%	59.74%	60.52%	59.64%
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
Redeemable and Non-Controlling Interests.

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net income (loss)	$196,974	$(48,779)	$245,753	NM	$736,545	$145,725	$590,820	NM
Less: Net income attributable to non-controlling interests in Consolidated Funds	80,289	16,340	63,949	NM	174,663	48,700	125,963	259
Net income (loss) attributable to Ares Operating Group entities	116,685	(65,119)	181,804	NM	561,882	97,025	464,857	NM
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	758	93	665	NM	(332)	35	(367)	NM
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	54,104	(29,666)	83,770	NM	261,838	46,942	214,896	NM
Net income (loss) attributable to Ares Management Corporation Class A and non-voting common stockholders	$61,823	$(35,546)	97,369	NM	$300,376	$50,048	250,328	NM
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
The following table summarizes the allocation of net income based on ownership percentages of our strategic distribution partners:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income allocation	$4,229	$5,475	$7,197	$6,499
The changes in net income (loss) attributable to non-controlling interests in AOG entities over the comparative periods is a result of the respective changes in income before taxes and weighted average daily ownership.

The following table summarizes the weighted average daily ownership for the non-controlling AOG unitholders:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Weighted average daily ownership for the non-controlling AOG unitholders	38.97%	40.26%	39.48%	40.36%
Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Expenses of the Consolidated Funds	$(7,064)	$(10,397)	$3,333	32%	$(28,171)	$(28,364)	$193	1%
Net realized and unrealized gains (losses) on investments of Consolidated Funds	79,591	(30)	79,621	NM	188,717	8,031	180,686	NM
Interest and other income of Consolidated Funds	255,600	158,415	97,185	61	712,992	396,080	316,912	80
Interest expense of Consolidated Funds	(201,363)	(112,762)	(88,601)	(79)	(540,954)	(266,028)	(274,926)	(103)
Income before taxes	126,764	35,226	91,538	260	332,584	109,719	222,865	203
Income tax expense of Consolidated Funds	(4,140)	(149)	(3,991)	NM	(4,699)	(197)	(4,502)	NM
Net income	122,624	35,077	87,547	250	327,885	109,522	218,363	199
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	34,779	13,484	21,295	158	143,907	69,487	74,420	107
Less: Other income (expense), net attributable to Ares Management Corporation eliminated upon consolidation	7,588	5,267	2,321	44	9,721	(8,424)	18,145	NM
General, administrative and other expense attributable to Ares Management Corporation eliminated upon consolidation	32	14	(18)	(129)	406	241	(165)	(68)
Net income attributable to non-controlling interests in Consolidated Funds	$80,289	$16,340	63,949	NM	$174,663	$48,700	125,963	259

The results of operations of the Consolidated Funds primarily represent activities from certain funds that we are deemed to control. When a fund is consolidated, we reflect the revenues and expenses of the entity on a gross basis, subject to eliminations from consolidation. Substantially all of our results of operations related to the Consolidated Funds are attributable to ownership interests that third parties hold in those funds. The Consolidated Funds are not necessarily the same funds in each year presented due to changes in ownership, changes in limited partners’ or investor rights, and the creation or termination of funds and entities. Accordingly, such amounts may not be comparable for the periods presented, and in any event have no material impact on net income attributable to Ares Management Corporation.

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

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Fee Related Earnings:
Credit Group	$303,433	$241,365	$62,068	26%	$866,403	$674,978	$191,425	28%
Private Equity Group	28,771	18,183	10,588	58	80,399	54,214	26,185	48
Real Assets Group	51,136	46,382	4,754	10	160,716	134,844	25,872	19
Secondaries Group	24,518	22,214	2,304	10	71,262	80,111	(8,849)	(11)
Other	3,464	458	3,006	NM	7,454	747	6,707	NM
Operations Management Group	(137,090)	(95,444)	(41,646)	(44)	(391,219)	(286,287)	(104,932)	(37)
Fee Related Earnings	$274,232	$233,158	41,074	18	$795,015	$658,607	136,408	21
Realized Income:
Credit Group	$309,776	$251,949	$57,827	23%	$912,402	$714,827	$197,575	28%
Private Equity Group	19,991	14,204	5,787	41	86,264	47,631	38,633	81
Real Assets Group	51,675	55,630	(3,955)	(7)	157,543	166,595	(9,052)	(5)
Secondaries Group	23,050	20,884	2,166	10	67,227	80,245	(13,018)	(16)
Other	(3,040)	(3,482)	442	13	(1,552)	(8,383)	6,831	81
Operations Management Group	(136,999)	(95,743)	(41,256)	(43)	(390,929)	(288,211)	(102,718)	(36)
Realized Income	$264,453	$243,442	21,011	9	$830,955	$712,704	118,251	17

Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported within the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and OMG ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Income (loss) before taxes	$226,872	$(60,378)	$849,963	$167,997
Adjustments:
Depreciation and amortization expense	105,524	219,339	194,174	297,795
Equity compensation expense	61,976	47,516	192,964	150,677
Acquisition-related compensation expense(1)	589	96,697	1,831	204,189
Acquisition and merger-related expense	2,414	1,852	10,126	12,046
Placement fee adjustment	944	9,729	(6,032)	7,611
Other (income) expense, net	286	(1,059)	589	934
Income before taxes of non-controlling interests in consolidated subsidiaries	(5,007)	(5,616)	(6,892)	(6,583)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(84,429)	(16,489)	(179,362)	(48,897)
Total performance (income) loss—unrealized	31,400	(170,789)	(384,533)	(280,290)
Total performance related compensation—unrealized	(38,650)	124,466	261,996	207,115
Total net investment (income) loss—unrealized	(37,466)	(1,826)	(103,869)	110
Realized Income	264,453	243,442	830,955	712,704
Total performance income—realized	(17,797)	(29,984)	(189,568)	(143,946)
Total performance related compensation—realized	10,504	18,858	133,472	91,491
Total investment (income) loss—realized	17,072	842	20,156	(1,642)
Fee Related Earnings	$274,232	$233,158	$795,015	$658,607

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

Results of Operations by Segment

Credit Group—Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022
Fee Related Earnings:
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Management fees	$443,961	$361,073	$82,888	23%	$1,272,273	$1,016,696	$255,577	25%
Fee related performance revenues	44	—	44	NM	866	12,628	(11,762)	(93)
Other fees	6,822	8,160	(1,338)	(16)	24,834	20,559	4,275	21
Compensation and benefits	(123,953)	(108,618)	(15,335)	(14)	(363,091)	(318,017)	(45,074)	(14)
General, administrative and other expenses	(23,441)	(19,250)	(4,191)	(22)	(68,479)	(56,888)	(11,591)	(20)
Fee Related Earnings	$303,433	$241,365	62,068	26	$866,403	$674,978	191,425	28

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$1,272.3
$1.5
$11.6
$80.3
$264.5
$914.4
$1,016.7
$0.8
$74.0
$178.7
$763.2
$444.0
$1.0
$8.1
$27.1
$93.8
$314.0
$361.1
$1.6
$25.8
$68.6
$265.1
Q3 2023
Q3 2022
YTD Q3 2023
YTD Q3 2022
Effective management fee rate
1.07%
1.04%
1.06%
1.02%
Part I Fees' contribution
0.23%
0.20%
0.22%
0.19%
Fees from funds in existence in both periods
Part I Fees
Fees from CLOs
Fees from funds launched subsequent to Q3 2022
Fees from funds that no longer pay fees as of Q3 2023
One-time fees

Management fees on existing funds increased primarily from deployment of capital with Pathfinder I, an open-end core alternative credit fund, ACE V, Ares Private Credit Solutions II, L.P. (“PCS II”) and Ares Senior Direct Lending Fund II, L.P. (“SDL II”) collectively generating additional management fees of $23.3 million and $82.7 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. Management fees from ARCC, excluding Part I Fees described below, increased by $3.6 million and $13.7 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022 primarily due to an increase in the average size of ARCC’s portfolio.

Excluding one-time catch-up fees, management fees from Ares SSG Capital Partners VI, L.P. (“SSG Fund VI”) increased by $3.9 million and $10.6 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to new capital commitments. The increase for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was also due to the incremental management fees we retained following the completion of the SSG Buyout on March 31, 2023. The remaining increase in management fees from funds in existence in both periods was primarily driven by deployment of capital in other direct lending funds and SMAs. Management fees from CLOs also increased for the three and nine months ended September 30, 2023, compared to the same periods in 2022 primarily due to the net addition of three CLOs since September 30, 2022.

Part I Fees increased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 primarily due to an increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in the average size of their portfolios and by the impact of rising interest rates, given their primarily floating-rate loan portfolios. The increases in Part I Fees were also driven by pre-incentive fee net investment income from ASIF that generated Part I Fees of $1.3 million beginning in the third quarter of 2023.

The increases in effective management fee rate for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily driven by the increase in Part I Fees’ contribution to the effective management fee rate.

Fee Related Performance Revenues. We expect the majority of our fee related performance revenues to be recognized in the fourth quarter in connection with the typical measurement period end date of each applicable fund’s performance against the annual performance hurdles. The decrease for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily attributable to timing of incentive fees recognized from direct lending funds in the prior year period once the associated performance conditions were met and the fees were no longer subject to reversal.

Other Fees. The decrease in other fees for the three months ended September 30, 2023 compared to the same period in 2022 was primarily driven by a decrease of $3.2 million in transaction fees, representing a portion of the loan origination income generated from certain credit funds, partially offset by higher administrative service fees of $1.8 million mostly earned from certain private funds that pay on invested capital, driven by additional deployment. The higher administrative service fees also contributed to an increase of $4.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Compensation and Benefits. The increases in compensation and benefits for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily driven by: (i) higher Part I Fees compensation of $14.4 million and $50.9 million, respectively; and (ii) an increase in salary expense of $4.7 million and $12.3 million, respectively, primarily attributable to headcount growth to support the expansion of our business. The increase in compensation and benefits for the nine months ended September 30, 2023 compared to the same period in 2022 was partially offset by: (i) lower incentive-based compensation of $11.9 million. Our discretionary incentive-based compensation is based on our operating performance. Amounts are expected to fluctuate until payments are finalized in the fourth quarter; and (ii) lower fee related performance compensation of $7.7 million corresponding to the decrease in fee related performance revenues. The increases described above for the year-to-date period included $3.3 million of expenses recognized in connection with the SSG Buyout which did not have comparable results as the transaction closed on March 31, 2023.

Average headcount increased by 13% to 552 investment and investment support professionals for the year-to-date period in 2023 from 490 professionals for the same period in 2022 as we continued to add professionals primarily to support our growing direct lending and Asia credit platforms.

General, Administrative and Other Expenses. Certain expenses have increased during the current period, primarily from occupancy costs, which support our growing headcount that are based in higher cost locations, and from information services such as research and market data, which fluctuate with transaction and underwriting volumes. Collectively, these expenses increased by $1.8 million and $5.6 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Additionally, we expect to incur higher marketing expenses in future periods as we continue to develop our distribution relationships and expand our retail product offerings. These expenses contributed $2.0 million of the increase for the three and nine months ended September 30, 2023 when compared to the same periods in 2022 and will fluctuate with sales volumes. For the nine months ended September 30, 2023, travel and marketing have also increased by $3.0 million when compared to the same period in 2022, as marketing efforts continued to increase driven by more investor meetings and events. The increases described above for the year-to-date period included $0.7 million of expenses recognized in connection with the SSG Buyout which did not have comparable results as the transaction closed on March 31, 2023.

Realized Income:

The following table presents the components of the Credit Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Fee Related Earnings	$303,433	$241,365	$62,068	26%	$866,403	$674,978	$191,425	28%
Performance income—realized	12,223	3,045	9,178	NM	81,576	58,941	22,635	38
Performance related compensation—realized	(7,181)	(1,737)	(5,444)	NM	(51,218)	(35,675)	(15,543)	(44)
Realized net performance income	5,042	1,308	3,734	285	30,358	23,266	7,092	30
Investment income—realized	1,475	4,495	(3,020)	(67)	19,546	6,517	13,029	200
Interest and other investment income—realized	5,136	8,847	(3,711)	(42)	17,226	21,257	(4,031)	(19)
Interest expense	(5,310)	(4,066)	(1,244)	(31)	(21,131)	(11,191)	(9,940)	(89)
Realized net investment income	1,301	9,276	(7,975)	(86)	15,641	16,583	(942)	(6)
Realized Income	$309,776	$251,949	57,827	23	$912,402	$714,827	197,575	28

Realized net performance income for the three and nine months ended September 30, 2023 was primarily attributable to incentive fees from an alternative credit fund. In addition, the nine months ended September 30, 2023 included tax distributions from ACE V, ACE III, ACE IV and PCS I and incentive fees from two alternative credit funds.

Realized net performance income for the nine months ended September 30, 2022 was primarily attributable to tax distributions from ACE III, ACE IV and PCS I and also included incentive fees from an alternative credit fund.

Realized net investment income for the three and nine months ended September 30, 2023 and 2022 was primarily attributable to interest income generated from our CLO investments. In addition, the nine months ended September 30, 2023 included realized gains from the sale of our investment in a commercial finance fund and income recognized in connection with distributions from the same fund that will not recur given the sale of this investment.

Realized net investment income for the three and nine months ended September 30, 2022 was also attributable to: (i) realizations from the settlement of forward contracts entered into to hedge our exposure to foreign currency fluctuations, primarily from the Euro; and (ii) distributions from a U.S. direct lending fund and a European direct lending fund. In addition, the nine months ended September 30, 2022 included liquidating distributions from a European direct lending fund and included income recognized in connection with distributions from a commercial finance fund.

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

Credit Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of September 30, 2023			As of December 31, 2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACE III	$95,580	$57,348	$38,232	$100,774	$60,465	$40,309
ACE IV	192,459	119,325	73,134	168,204	104,286	63,918
ACE V	222,417	133,450	88,967	115,969	69,581	46,388
PCS I	124,868	73,786	51,082	98,143	57,994	40,149
Pathfinder I	148,756	126,443	22,313	88,879	75,547	13,332
Other credit funds	167,619	94,202	73,417	93,640	52,482	41,158
Total Credit Group	$951,699	$604,554	$347,145	$665,609	$420,355	$245,254
The following table presents the change in accrued performance income for the Credit Group ($ in thousands):

		As of December 31, 2022	Activity during the period			As of September 30, 2023
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
ACE III	European	$100,774	$(798)	$(4,284)	$(112)	$95,580
ACE IV	European	168,204	45,614	(20,912)	(447)	192,459
ACE V	European	115,969	125,349	(18,585)	(316)	222,417
PCS I	European	98,143	36,196	(9,876)	405	124,868
Pathfinder I	European	88,879	59,877	—	—	148,756
Other credit funds	European	91,997	80,690	(8,660)	1,864	165,891
Other credit funds	American	1,643	962	(1,325)	448	1,728
Total accrued carried interest		665,609	347,890	(63,642)	1,842	951,699
Other credit funds	Incentive	—	17,934	(17,934)	—	—
Total Credit Group		$665,609	$365,824	$(81,576)	$1,842	$951,699

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Other(1)	Total Credit Group
Balance at 6/30/2023	$44,718	$27,814	$105,443	$60,485	$11,356	$325	$250,141
Net new par/equity commitments	1,075	3,234	7,410	1,602	176	(38)	13,459
Net new debt commitments	665	—	4,123	555	200	—	5,543
Capital reductions	(248)	—	(193)	(140)	—	—	(581)
Distributions	(70)	(169)	(630)	(550)	(117)	—	(1,536)
Redemptions	(312)	(108)	(48)	—	—	—	(468)
Net allocations among investment strategies	(2)	767	—	—	—	—	765
Change in fund value	88	544	1,577	(652)	1	—	1,558
Balance at 9/30/2023	$45,914	$32,082	$117,682	$61,300	$11,616	$287	$268,881

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Other	Total Credit Group
Balance at 6/30/2022	$42,113	$19,249	$92,710	$47,839	$9,819	$—	$211,730
Net new par/equity commitments	457	1,187	1,249	61	100	—	3,054
Net new debt commitments	403	—	3,299	—	1,372	—	5,074
Capital reductions	(53)	(45)	(433)	(16)	—	—	(547)
Distributions	(30)	(607)	(728)	(279)	(424)	—	(2,068)
Redemptions	(346)	100	(83)	—	—	—	(329)
Net allocations among investment strategies	(2)	730	—	—	—	—	728
Change in fund value	(368)	(269)	242	(1,900)	84	—	(2,211)
Balance at 9/30/2022	$42,174	$20,345	$96,256	$45,705	$10,951	$—	$215,431

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Other(1)	Total Credit Group
Balance at 12/31/2022	$43,864	$21,363	$98,327	$50,642	$11,383	$—	$225,579
Net new par/equity commitments	1,859	7,536	11,573	10,939	241	287	32,435
Net new debt commitments	1,131	341	7,357	772	200	—	9,801
Capital reductions	(513)	—	(1,179)	(1,321)	—	—	(3,013)
Distributions	(270)	(851)	(2,100)	(1,401)	(322)	—	(4,944)
Redemptions	(1,077)	(984)	(218)	—	—	—	(2,279)
Net allocations among investment strategies	(32)	3,351	—	—	—	—	3,319
Change in fund value	952	1,326	3,922	1,669	114	—	7,983
Balance at 9/30/2023	$45,914	$32,082	$117,682	$61,300	$11,616	$287	$268,881

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Other	Total Credit Group
Balance at 12/31/2021	$40,335	$17,424	$85,849	$49,102	$8,695	$—	$201,405
Net new par/equity commitments	2,088	3,464	5,930	392	1,607	—	13,481
Net new debt commitments	2,970	—	6,101	1,154	1,372	—	11,597
Capital reductions	(171)	(45)	(757)	(28)	(5)	—	(1,006)
Distributions	(71)	(845)	(1,679)	(845)	(699)	—	(4,139)
Redemptions	(762)	(199)	(173)	—	—	—	(1,134)
Net allocations among investment strategies	(5)	1,306	—	—	—	—	1,301
Change in fund value	(2,210)	(760)	985	(4,070)	(19)	—	(6,074)
Balance at 9/30/2022	$42,174	$20,345	$96,256	$45,705	$10,951	$—	$215,431

(1) Activity within Other represents equity commitments to the platform that have not yet been allocated to an investment strategy.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $268.9	AUM: $215.5

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $15.2 billion and $14.0 billion of AUM of funds from which we indirectly earn management fees as of September 30, 2023 and 2022, respectively, and includes $1.3 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2023 and 2022.

Credit Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Total Credit Group
Balance at 6/30/2023	$43,448	$19,903	$60,446	$32,323	$5,631	$161,751
Commitments	1,152	—	846	—	176	2,174
Deployment/subscriptions/increase in leverage	1	967	3,100	1,104	182	5,354
Capital reductions	(263)	—	(486)	(51)	(1)	(801)
Distributions	(71)	(209)	(1,052)	(145)	(265)	(1,742)
Redemptions	(313)	(108)	(63)	(71)	—	(555)
Net allocations among investment strategies	(2)	930	—	—	—	928
Change in fund value	50	34	636	(701)	(115)	(96)
Balance at 9/30/2023	$44,002	$21,517	$63,427	$32,459	$5,608	$167,013

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Total Credit Group
Balance at 6/30/2022	$40,222	$12,413	$51,769	$25,319	$5,700	$135,423
Commitments	1,242	23	441	—	6	1,712
Deployment/subscriptions/increase in leverage	—	1,904	2,355	2,302	820	7,381
Capital reductions	(65)	—	(113)	(327)	(8)	(513)
Distributions	(37)	(480)	(977)	(161)	(517)	(2,172)
Redemptions	(354)	100	(83)	(134)	—	(471)
Net allocations among investment strategies	(2)	671	—	—	—	669
Change in fund value	(346)	(359)	146	(1,178)	(12)	(1,749)
Balance at 9/30/2022	$40,660	$14,272	$53,538	$25,821	$5,989	$140,280

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Total Credit Group
Balance at 12/31/2022	$42,191	$15,904	$57,568	$29,561	$6,051	$151,275
Commitments	2,450	65	1,943	—	241	4,699
Deployment/subscriptions/increase in leverage	282	4,036	7,012	3,562	1,057	15,949
Capital reductions	(528)	—	(1,818)	(141)	(193)	(2,680)
Distributions	(268)	(1,319)	(2,483)	(308)	(1,430)	(5,808)
Redemptions	(1,080)	(901)	(233)	(192)	—	(2,406)
Net allocations among investment strategies	(33)	3,546	—	—	—	3,513
Change in fund value	988	186	1,438	(23)	(118)	2,471
Balance at 9/30/2023	$44,002	$21,517	$63,427	$32,459	$5,608	$167,013

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Asia Credit	Total Credit Group
Balance at 12/31/2021	$38,673	$8,742	$46,128	$23,847	$4,720	$122,110
Commitments	5,136	354	1,858	—	1,753	9,101
Deployment/subscriptions/increase in leverage	6	5,471	9,675	6,742	1,848	23,742
Capital reductions	(212)	(25)	(1,507)	(1,539)	(242)	(3,525)
Distributions	(96)	(728)	(2,802)	(514)	(1,096)	(5,236)
Redemptions	(769)	(143)	(173)	(259)	—	(1,344)
Net allocations among investment strategies	(5)	1,176	—	—	—	1,171
Change in fund value	(2,073)	(574)	359	(2,456)	(151)	(4,895)
Change in fee basis	—	(1)	—	—	(843)	(844)
Balance at 9/30/2022	$40,660	$14,272	$53,538	$25,821	$5,989	$140,280

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $167.0	FPAUM: $140.3

Invested capital	Market value(1)	Collateral balances (at par)	Capital commitments

(1)Includes $33.4 billion and $29.9 billion from funds that primarily invest in illiquid strategies as of September 30, 2023 and 2022, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of September 30, 2023

ARCC contributed approximately 38% of the Credit Group’s total management fees for the nine months ended September 30, 2023. In addition, eight other significant funds, CADC, Ares Senior Direct Lending Fund, L.P. (“SDL I”), ACE IV, ACE V, PCS II, Pathfinder I, SDL II and an open-ended core alternative credit fund, collectively contributed approximately 28% of the Credit Group’s management fees for the nine months ended September 30, 2023.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of September 30, 2023 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
ARCC(2)	2004	$27,291	N/A	4.8	N/A	11.4	N/A	12.0	U.S. Direct Lending
CADC(3)	2017	4,719	N/A	3.9	N/A	9.7	N/A	6.0	U.S. Direct Lending

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

The following table presents the performance data of the Credit Group’s significant drawdown funds as of September 30, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investment
SDL I Unlevered	2018	$5,082	$922	$872	$272	$762	$1,034	1.3x	1.2x	8.9	6.7	U.S. Direct Lending
SDL I Levered			2,045	2,022	840	1,773	2,613	1.4x	1.3x	15.2	11.2
ACE IV Unlevered(7)	2018	9,908	2,851	2,214	634	2,096	2,730	1.3x	1.2x	8.2	5.9	European Direct Lending
ACE IV Levered(7)			4,819	3,775	1,384	3,680	5,064	1.4x	1.3x	11.8	8.6
Funds Deploying Capital
ACE V Unlevered(8)	2020	16,633	7,026	4,983	408	5,214	5,622	1.2x	1.1x	11.4	8.4	European Direct Lending
ACE V Levered(8)			6,376	4,525	551	4,842	5,393	1.3x	1.2x	17.7	12.6
PCS II	2020	5,553	5,114	3,348	186	3,453	3,639	1.1x	1.1x	8.7	6.4	U.S. Direct Lending
Pathfinder I	2020	4,280	3,683	2,496	169	2,926	3,095	1.3x	1.2x	20.2	14.6	Alternative Credit
SDL II Unlevered	2021	15,570	1,989	1,117	98	1,135	1,233	1.1x	1.1x	11.8	9.1	U.S. Direct Lending
SDL II Levered			6,047	3,375	469	3,451	3,920	1.2x	1.2x	19.9	14.9
Open-ended core alternative credit fund(9)	2021	4,605	4,229	2,465	206	2,478	2,684	1.1x	1.1x	10.3	7.3	Alternative Credit

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
(7)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately. The gross and net IRR for ACE IV (G) Unlevered are 9.7% and 7.1%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.4x and 1.3x, respectively. The gross and net IRR for ACE IV (G) Levered are 13.1% and 9.4%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.5x and 1.4x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered, and two feeder funds: ACE V (D) Levered and ACE V (Y) Unlevered. ACE V (E) Levered includes the ACE V (D) Levered feeder fund and ACE V (E) Unlevered includes the ACE V (Y) Unlevered feeder fund. The gross and net IRR and gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Levered exclude the ACE V (D) Levered feeder fund and metrics for ACE V (E) Unlevered exclude the ACE V (Y) Unlevered feeder fund. The gross and net IRR for ACE V (G) Unlevered are 13.3% and 9.9%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE V (G) Levered are 18.6% and 13.5%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE V (D) Levered are 16.4% and 12.0%, respectively. The gross and net MoIC for ACE V (D) Levered are 1.2x and 1.2x, respectively. The gross and net IRR for ACE V (Y) Unlevered are 11.4% and 8.2%, respectively. The gross and net MoIC for ACE V (Y) Unlevered are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)Performance for the open-ended core alternative credit fund, a perpetual capital vehicle, is presented as a drawdown fund as investor commitments to the fund are drawn sequentially in order of closing date, typically over a period of approximately 12 to 18 months. The fund is made up of a Class M (“Main Class”) and a Class C (“Constrained Class”). The Main Class includes investors electing to participate in all investments and the Constrained Class includes investors electing to be excluded from exposure to liquid investments. The gross and net IRR and gross and net MoIC presented in the table are for the Main Class. The gross and net IRRs for the Constrained Class are 10.2% and 7.3%, respectively. The gross and net MoIC for the Constrained Class are 1.1x and 1.1x, respectively.

Private Equity Group—Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022
Fee Related Earnings:
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Management fees	$56,447	$52,316	$4,131	8%	$166,622	$145,669	$20,953	14%
Other fees	810	556	254	46	2,221	1,261	960	76
Compensation and benefits	(20,364)	(26,865)	6,501	24	(63,022)	(70,724)	7,702	11
General, administrative and other expenses	(8,122)	(7,824)	(298)	(4)	(25,422)	(21,992)	(3,430)	(16)
Fee Related Earnings	$28,771	$18,183	10,588	58	$80,399	$54,214	26,185	48

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):

$56.4
$56.4
$52.3
$1.6
$50.7
$166.6
$166.6
$145.7
$5.0
$140.7
Q3 2023
Q3 2022
YTD Q3 2023
YTD Q3 2022
Effective management fee rate
1.18%
1.14%
1.18%
1.12%
Fees from funds in existence in both periods
Fees from funds that no longer pay fees as of Q3 2023

Management fees from Ares Special Opportunities Fund II, L.P. (“ASOF II”) increased by $7.3 million and $29.0 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022 primarily driven by deployment. The increases in management fees were partially offset by decreases from ACOF IV of $1.5 million and $4.5 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 as the fund stopped paying management fees during the fourth quarter of 2022. Management fees from ASOF I also decreased by $1.5 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 due to asset realizations that reduced the fee base.

The increases in effective management fee rate for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily driven by deployment of capital in ASOF II, which has a higher effective management fee rate than the Private Equity Group’s average effective management fee rate.

Compensation and Benefits. Compensation and benefits decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to lower incentive-based compensation of $5.4 million and $8.4 million, respectively. Our discretionary incentive-based compensation is based on our operating performance. Amounts are expected to fluctuate until payments are finalized in the fourth quarter. The decreases over the comparative periods were partially offset by higher salaries and related employee benefits, which reflect changes in staffing and merit increases.

Average headcount increased slightly by 3% to 122 investment and investment support professionals for the year-to-date period in 2023 from 119 professionals for the same period in 2022.

General, Administrative and Other Expenses. Placement fees increased by $0.8 million and $2.7 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily driven by new capital commitments to ASOF II subsequent to the second quarter of 2022 and through its final close in the fourth quarter of 2022. Certain expenses have also increased during the year, primarily from occupancy costs which support our professionals that are based in higher cost locations, and from information services such as research and market data, which fluctuate with transaction and underwriting volumes. Collectively, these expenses increased by $1.1 million for the nine months ended September 30, 2023 when compared to the same period in 2022.

Realized Income:
The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Fee Related Earnings	$28,771	$18,183	$10,588	58%	$80,399	$54,214	$26,185	48%
Performance income—realized	(15)	—	(15)	NM	88,120	2,212	85,908	NM
Performance related compensation—realized	15	(5)	20	NM	(68,812)	(1,791)	(67,021)	NM
Realized net performance income	—	(5)	5	NM	19,308	421	18,887	NM
Investment income (loss)—realized	(4,631)	8	(4,639)	NM	(1,668)	2,283	(3,951)	NM
Interest and other investment income—realized	679	201	478	238	4,403	1,898	2,505	132
Interest expense	(4,828)	(4,183)	(645)	(15)	(16,178)	(11,185)	(4,993)	(45)
Realized net investment loss	(8,780)	(3,974)	(4,806)	(121)	(13,443)	(7,004)	(6,439)	(92)
Realized Income	$19,991	$14,204	5,787	41	$86,264	$47,631	38,633	81
Realized net performance income for the nine months ended September 30, 2023 was primarily attributable to realized gains from the partial sale of ACOF IV’s investment in AZEK and to a tax distribution from ASOF I.
Realized net investment loss for the three and nine months ended September 30, 2023 and 2022 was primarily attributable to interest expense exceeding investment income during these periods. Interest expense, which is allocated among our segments based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to rising SOFR rates and a higher average outstanding balance of the Credit Facility.
Realized net investment loss for the three and nine months ended September 30, 2023 also reflects realized losses from two corporate private equity funds, including the liquidation of one of those funds and the disposition of its remaining assets. The activity for the nine months ended September 30, 2023 was partially offset by realized gains from the partial sale of ACOF IV’s investment in AZEK.

Private Equity Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in thousands):

	As of September 30, 2023			As of December 31, 2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF IV	$186,883	$149,506	$37,377	$282,624	$226,099	$56,525
ACOF V	702,166	561,733	140,433	742,962	594,369	148,593
ACOF VI	270,422	216,337	54,085	147,185	117,748	29,437
ASOF I	355,624	248,937	106,687	326,471	228,529	97,942
Other funds	172,556	119,889	52,667	108,997	75,583	33,414
Total Private Equity Group	$1,687,651	$1,296,402	$391,249	$1,608,239	$1,242,328	$365,911
The following table presents the change in accrued carried interest for the Private Equity Group ($ in thousands):

		As of December 31, 2022	Activity during the period			As of September 30, 2023
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Other Adjustments	Accrued Carried Interest
ACOF IV	American	$282,624	$(32,447)	$(63,294)	$—	$186,883
ACOF V	American	742,962	(40,796)	—	—	702,166
ACOF VI	American	147,185	123,237	—	—	270,422
ASOF I	European	326,471	53,740	(24,587)	—	355,624
Other funds	European	92,509	64,405	—	6,284	163,198
Other funds	American	16,488	(6,891)	(239)	—	9,358
Total Private Equity Group		$1,608,239	$161,248	$(88,120)	$6,284	$1,687,651

Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Other	Total Private Equity Group
Balance at 6/30/2023	$21,041	$14,412	$—	$35,453
Net new par/equity commitments	—	—	47	47
Capital reductions	(2)	—	—	(2)
Distributions	(781)	(20)	—	(801)
Change in fund value	(365)	(43)	—	(408)
Balance at 9/30/2023	$19,893	$14,349	$47	$34,289

	Corporate Private Equity	Special Opportunities	Other	Total Private Equity Group
Balance at 6/30/2022	$21,270	$12,142	$—	$33,412
Net new par/equity commitments	—	1,337	—	1,337
Capital reductions	(2)	—	—	(2)
Distributions	(79)	(3)	—	(82)
Change in fund value	367	234	—	601
Balance at 9/30/2022	$21,556	$13,710	$—	$35,266

	Corporate Private Equity	Special Opportunities	Other	Total Private Equity Group
Balance at 12/31/2022	$21,029	$13,720	$—	$34,749
Net new par/equity commitments	50	—	47	97
Capital reductions	(7)	—	—	(7)
Distributions	(1,432)	(169)	—	(1,601)
Change in fund value	253	798	—	1,051
Balance at 9/30/2023	$19,893	$14,349	$47	$34,289

	Corporate Private Equity	Special Opportunities	Other	Total Private Equity Group
Balance at 12/31/2021	$21,639	$11,765	$—	$33,404
Net new par/equity commitments	—	2,137	—	2,137
Capital reductions	(6)	(200)	—	(206)
Distributions	(469)	(133)	—	(602)
Change in fund value	392	141	—	533
Balance at 9/30/2022	$21,556	$13,710	$—	$35,266
The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $34.3	AUM: $35.2

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.2 billion and $1.1 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2023 and 2022, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 6/30/2023	$11,277	$7,677	$18,954
Deployment/subscriptions/increase in leverage	59	494	553
Distributions	(38)	(101)	(139)
Balance at 9/30/2023	$11,298	$8,070	$19,368

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 6/30/2022	$12,116	$5,575	$17,691
Deployment/subscriptions/increase in leverage	21	1,465	1,486
Distributions	(25)	(181)	(206)
Change in fund value	(2)	(1)	(3)
Change in fee basis	(14)	—	(14)
Balance at 9/30/2022	$12,096	$6,858	$18,954

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2022	$11,281	$7,166	$18,447
Deployment/subscriptions/increase in leverage	59	2,098	2,157
Distributions	(38)	(1,194)	(1,232)
Change in fee basis	(4)	—	(4)
Balance at 9/30/2023	$11,298	$8,070	$19,368

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2021	$12,473	$4,216	$16,689
Deployment/subscriptions/increase in leverage	38	3,661	3,699
Distributions	(163)	(1,019)	(1,182)
Change in fund value	(4)	—	(4)
Change in fee basis	(248)	—	(248)
Balance at 9/30/2022	$12,096	$6,858	$18,954

The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $19.4	FPAUM: $19.0

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of September 30, 2023

Four significant funds, ACOF V, ASOF I, ACOF VI and ASOF II, collectively contributed approximately 88% of the Private Equity Group’s management fees for the nine months ended September 30, 2023.

The following table presents the performance data of the Private Equity Group’s significant drawdown funds as of September 30, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
ACOF V	2017	$8,946	$7,850	$7,473	$3,491	$8,303	$11,794	1.6x	1.4x	12.6	8.5	Corporate Private Equity
Funds Deploying Capital
ASOF I	2019	5,739	3,518	5,477	4,225	3,827	8,052	1.8x	1.6x	26.6	20.6	Special Opportunities
ACOF VI	2020	7,089	5,743	4,718	393	6,115	6,508	1.3x	1.2x	24.0	17.5	Corporate Private Equity
ASOF II	2021	7,240	7,128	5,124	1,037	4,380	5,417	1.1x	1.0x	6.9	4.3	Special Opportunities

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
(4)The net MoIC is calculated at the fund-level. The net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees, carried interest, as applicable, and other expenses. The net MoICs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net MoIC would be 1.3x for ACOF V and 1.2x for ACOF VI. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
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
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 8.6% for ACOF V and 16.1% for ACOF VI.

Real Assets Group—Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022
Fee Related Earnings:
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Management fees	$92,754	$91,013	$1,741	2%	$285,463	$254,233	$31,230	12%
Fee related performance revenues	—	855	(855)	(100)	334	2,178	(1,844)	(85)
Other fees	6,308	11,493	(5,185)	(45)	24,616	27,924	(3,308)	(12)
Compensation and benefits	(37,608)	(46,947)	9,339	20	(116,232)	(121,183)	4,951	4
General, administrative and other expenses	(10,318)	(10,032)	(286)	(3)	(33,465)	(28,308)	(5,157)	(18)
Fee Related Earnings	$51,136	$46,382	4,754	10	$160,716	$134,844	25,872	19

Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

$285.5
$4.6
$8.9
$272.0
$254.2
$4.8
$0.6
$248.8
$92.8
$0.1
$3.9
$88.8
$91.0
$2.0
$1.3
$87.7
Q3 2023
Q3 2022
YTD Q3 2023
YTD Q3 2022
Effective management fee rate
0.92%
0.89%
0.92%
0.89%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q3 2022
Fees from funds that no longer pay fees as of Q3 2023
One-time fees

Management fees from Infrastructure Debt Fund V (“IDF V”) increased by $2.0 million and $6.7 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily driven by deployment of capital. Our second climate infrastructure fund, which launched during the second quarter of 2023, contributed additional management fees of $1.4 million driven by new capital commitments for the three and nine months ended September 30, 2023. Management fees from Ares Real Estate Income Trust, Inc. (“AREIT”) and Ares Industrial Real Estate Income Trust, Inc. (“AIREIT”) also collectively increased by $0.7 million and $12.4 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 due to additional capital raised.

One-time fees from funds within the Real Assets Group for the nine months ended September 30, 2023 consisted of: (i) $3.3 million of make-whole termination fees driven by the early termination of the advisory agreements of two U.S. industrial real estate equity funds, which resulted in the acceleration of contractual management fees; (ii) $0.5 million of catch-up fees from our fourth U.S. opportunistic real estate equity fund; and (iii) 0.2 million of catch-up fees from our sixth European real estate equity fund. One-time catch-up fees for the three and nine months ended September 30, 2022 were $1.8 million and $4.8 million, respectively, from US X.

Excluding one-time catch-up fees previously discussed, management fees for the three and nine months ended September 30, 2023 compared to the same periods in 2022 increased by: (i) $2.1 million and $6.3 million, respectively, for our fourth U.S. opportunistic real estate equity fund; (ii) $0.6 million and $2.5 million, respectively, for our sixth European real estate fund; and (iii) $0.8 million and $2.6 million, respectively, for US X, which closed in the third quarter of 2022. The increases in management fees for these funds were primarily driven by new capital commitments. Management fees from our most recent real estate equity funds increase once capital is invested and deployment in these funds has also contributed to the increases in fees over the comparative periods.

The increases in effective management fee rate for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 were primarily due to additional capital raised in our non-traded REITs, which have effective management fee rates between 1.10% and 1.25%.
Other Fees. The decreases in other fees for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily attributable to: (i) $5.9 million and $9.5 million, respectively, in acquisition and development fees resulting from a reduction in activity; and (ii) $0.8 million and $2.7 million, respectively, related to program administration fees resulting from the management and creation of our 1031 exchange program that is used by our non-traded REITs. The decreases for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were partially offset by higher credit transaction fees of $1.8 million and $8.2 million, respectively. Credit transaction fees are generated periodically within the infrastructure debt strategy and relate to the arrangement and origination of loans.
Compensation and Benefits. The decreases in compensation and benefits for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily driven by lower incentive-based compensation of $10.6 million and $18.6 million, respectively. Our discretionary incentive-based compensation is based on our operating performance. Amounts are expected to fluctuate until payments are finalized in the fourth quarter. The decreases over the comparative periods were also driven by lower fee related performance compensation of $0.5 million and $2.0 million, respectively, corresponding to the decreases in fee related performance revenues. The decreases over the comparative periods were partially offset by higher salary expense of $3.0 million and $9.4 million, respectively, primarily attributable to headcount growth.
Average headcount increased by 17% to 353 investment and investment support professionals for the year-to-date period in 2023 from 303 professionals for the same period in 2022.
General, Administrative and Other Expenses. Certain expenses have increased during the current period, primarily from occupancy costs which support our growing headcount that are based in higher cost locations, from information services such as research and market data, which fluctuate with transaction and underwriting volumes and higher information technology costs related to maintenance and support. Collectively, these expenses increased by $1.3 million and $2.8 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increases in expenses were partially offset by decreases in recruiting fees of $1.0 million and $1.3 million, respectively, for the comparative periods.

For the nine months ended September 30, 2023 compared to the same period in 2022, the increase in general, administrative and other expenses was also driven by: (i) travel, marketing and certain fringe benefits, which collectively increased by $1.8 million, as we continued to increase marketing efforts driven by more investor meetings and events and conducted more in-person company meetings and events with a focus on promoting collaboration; and (ii) placement fees of $1.0 million in connection with our fundraising efforts primarily attributable to new commitments in IDF V and our fourth U.S. opportunistic real estate equity fund. The increases described above include $1.5 million of expense for the nine months ended September 30, 2023 compared to the same period in 2022, recognized in connection with the Infrastructure Debt Acquisition which did not have comparable results as the transaction closed on February 10, 2022.

Realized Income:
The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Fee Related Earnings	$51,136	$46,382	$4,754	10%	$160,716	$134,844	$25,872	19%
Performance income—realized	5,589	26,939	(21,350)	(79)	14,412	78,637	(64,225)	(82)
Performance related compensation—realized	(3,338)	(17,115)	13,777	80	(8,764)	(50,510)	41,746	83
Realized net performance income	2,251	9,824	(7,573)	(77)	5,648	28,127	(22,479)	(80)
Investment income (loss)—realized	(875)	339	(1,214)	NM	(4,196)	4,224	(8,420)	NM
Interest and other investment income—realized	3,148	2,180	968	44	7,362	7,597	(235)	(3)
Interest expense	(3,985)	(3,095)	(890)	(29)	(11,987)	(8,197)	(3,790)	(46)
Realized net investment income (loss)	(1,712)	(576)	(1,136)	197	(8,821)	3,624	(12,445)	NM
Realized Income	$51,675	$55,630	(3,955)	(7)	$157,543	$166,595	(9,052)	(5)
Realized net performance income for the three and nine months ended September 30, 2023 and 2022 included incentive fees generated from an open-ended industrial real estate fund. Realized net performance income for the three and nine months ended September 30, 2023 also included realizations from a U.S. real estate equity fund while the three and nine months ended September 30, 2022 included realizations from US VIII, both driven by multifamily property sales.

Realized net investment loss for the three and nine months ended September 30, 2023 was primarily attributable to: (i) interest expense exceeding investment income during the periods; and (ii) realized losses recognized from a real estate debt vehicle, where financing costs are exceeding investment returns due to limited investment opportunities. This activity was partially offset by distributions of investment income from multiple real estate equity and real estate debt vehicles during the periods.

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

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of September 30, 2023			As of December 31, 2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US VIII	$32,935	$21,078	$11,857	$36,822	$23,566	$13,256
US IX	89,959	55,774	34,185	86,905	53,881	33,024
EF IV	56,893	34,137	22,756	61,791	37,075	24,716
AREOF III	45,029	27,018	18,011	41,463	24,878	16,585
EIF V	94,462	70,610	23,852	94,398	70,562	23,836
Other real assets funds	199,073	126,544	72,529	171,489	108,002	63,487
Total Real Assets Group	$518,351	$335,161	$183,190	$492,868	$317,964	$174,904

The following table presents the change in accrued performance income for the Real Assets Group ($ in thousands):

		As of December 31, 2022	Activity during the period			As of September 30, 2023
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US VIII	European	$36,822	$(1,426)	$(2,461)	$—	$32,935
US IX	European	86,905	3,054	—	—	89,959
EF IV	American	61,791	(4,898)	—	—	56,893
AREOF III	European	41,463	3,566	—	—	45,029
EIF V	European	94,398	64	—	—	94,462
Other real assets funds	European	114,782	40,042	(2,462)	(749)	151,613
Other real assets funds	American	56,707	(8,304)	(926)	(17)	47,460
Total accrued carried interest		492,868	32,098	(5,849)	(766)	518,351
Other real assets funds	Incentive	—	8,563	(8,563)	—	—
Total Real Assets Group		$492,868	$40,661	$(14,412)	$(766)	$518,351

Real Assets Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 6/30/2023	$29,447	$8,592	$11,125	$5,504	$10,103	$64,771
Net new par/equity commitments	345	538	50	225	—	1,158
Capital reductions	—	—	(1)	—	—	(1)
Distributions	(169)	(103)	(64)	(87)	(561)	(984)
Redemptions	(359)	—	(95)	—	—	(454)
Change in fund value	(305)	(247)	25	60	(108)	(575)
Balance at 9/30/2023	$28,959	$8,780	$11,040	$5,702	$9,434	$63,915

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 6/30/2022	$30,271	$8,558	$11,372	$4,316	$8,060	$62,577
Net new par/equity commitments	1,170	20	99	366	511	2,166
Net new debt commitments	200	—	204	—	—	404
Capital reductions	(200)	—	(24)	—	—	(224)
Distributions	(248)	(50)	(49)	(112)	(52)	(511)
Redemptions	(180)	—	—	—	—	(180)
Change in fund value	121	(495)	68	751	318	763
Balance at 9/30/2022	$31,134	$8,033	$11,670	$5,321	$8,837	$64,995

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$31,460	$8,561	$11,161	$5,194	$9,685	$66,061
Net new par/equity commitments	1,988	553	525	681	—	3,747
Net new debt commitments	—	—	150	—	—	150
Capital reductions	(245)	—	(160)	—	—	(405)
Distributions	(2,635)	(175)	(195)	(290)	(665)	(3,960)
Redemptions	(912)	—	(497)	—	—	(1,409)
Change in fund value	(697)	(159)	56	117	414	(269)
Balance at 9/30/2023	$28,959	$8,780	$11,040	$5,702	$9,434	$63,915

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$24,677	$6,827	$9,659	$4,756	$—	$45,919
Acquisitions	—	—	—	—	8,184	8,184
Net new par/equity commitments	4,467	2,038	955	431	698	8,589
Net new debt commitments	1,305	419	1,229	—	—	2,953
Capital reductions	(434)	—	(87)	—	—	(521)
Distributions	(1,301)	(409)	(144)	(433)	(239)	(2,526)
Redemptions	(308)	—	(90)	—	—	(398)
Change in fund value	2,728	(842)	148	567	194	2,795
Balance at 9/30/2022	$31,134	$8,033	$11,670	$5,321	$8,837	$64,995

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $63.9	AUM: $65.0

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.6 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2023 and 2022.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 6/30/2023	$20,732	$5,963	$3,368	$4,878	$6,193	$41,134
Commitments	344	—	—	225	—	569
Deployment/subscriptions/increase in leverage	110	96	84	119	794	1,203
Distributions	(136)	64	(59)	(478)	(373)	(982)
Redemptions	(359)	—	(95)	—	—	(454)
Change in fund value	(311)	(152)	40	(6)	(231)	(660)
Balance at 9/30/2023	$20,380	$5,971	$3,338	$4,738	$6,383	$40,810

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 6/30/2022	$19,934	$5,352	$3,953	$4,474	$5,518	$39,231
Commitments	1,113	20	—	—	—	1,133
Deployment/subscriptions/increase in leverage	52	171	11	106	495	835
Distributions	(136)	(11)	(51)	(154)	(214)	(566)
Redemptions	(180)	—	—	—	—	(180)
Change in fund value	119	(315)	74	—	(113)	(235)
Change in fee basis	3	—	—	—	—	3
Balance at 9/30/2022	$20,905	$5,217	$3,987	$4,426	$5,686	$40,221

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$21,788	$5,634	$3,691	$4,524	$5,970	$41,607
Commitments	1,345	15	(5)	681	—	2,036
Deployment/subscriptions/increase in leverage	155	297	298	272	1,391	2,413
Capital reductions	(245)	(29)	(55)	—	—	(329)
Distributions	(965)	9	(198)	(732)	(825)	(2,711)
Redemptions	(912)	—	(510)	—	—	(1,422)
Change in fund value	(786)	(53)	117	(7)	(153)	(882)
Change in fee basis	—	98	—	—	—	98
Balance at 9/30/2023	$20,380	$5,971	$3,338	$4,738	$6,383	$40,810

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$15,687	$4,916	$3,516	$4,496	$—	$28,615
Acquisitions	—	—	—	—	4,855	4,855
Commitments	3,661	1,627	106	—	—	5,394
Deployment/subscriptions/increase in leverage	663	427	574	306	1,296	3,266
Capital reductions	—	(10)	(81)	—	—	(91)
Distributions	(759)	(246)	(185)	(376)	(263)	(1,829)
Redemptions	(308)	—	(100)	—	—	(408)
Change in fund value	1,966	(678)	157	—	(202)	1,243
Change in fee basis	(5)	(819)	—	—	—	(824)
Balance at 9/30/2022	$20,905	$5,217	$3,987	$4,426	$5,686	$40,221

The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $40.8	FPAUM: $40.2

Market value(1)	Invested capital/other(2)	Capital commitments

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.
(2)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.

Real Assets Group—Fund Performance Metrics as of September 30, 2023

Four significant funds, AIREIT, AREIT, IDF IV and an open-ended industrial real estate fund, collectively contributed approximately 42% of the Real Assets Group’s management fees for the nine months ended September 30, 2023.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Assets Group as of September 30, 2023 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
AREIT(2)	2012	$5,239	N/A	(0.8)	N/A	(3.6)	N/A	7.0	U.S. Real Estate Equity
AIREIT(3)	2017	7,887	N/A	(3.9)	N/A	(7.5)	N/A	10.8	U.S. Real Estate Equity
Open-ended industrial real estate fund(4)	2017	5,185	(1.8)	(1.7)	(6.2)	(5.8)	21.3	17.4	U.S. Real Estate Equity

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

The following table presents the performance data of the Real Assets Group’s significant drawdown fund as of September 30, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
IDF IV(7)	2018	$3,315	$4,012	$4,417	$2,005	$3,005	$5,010	1.2x	1.2x	7.8	5.7	Infrastructure Debt

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
(7)IDF IV is made up of U.S. Dollar hedged, U.S. Dollar unhedged, Euro unhedged, Yen hedged parallel funds and a single investor U.S. Dollar parallel fund. The gross and net IRR and MoIC presented in the table are for the U.S. Dollar hedged parallel fund. The gross and net IRR for the U.S. Dollar unhedged parallel fund are 6.9% and 4.8%, respectively. The gross and net MoIC for the U.S. Dollar unhedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the Euro unhedged parallel fund are 7.9% and 5.7%, respectively. The gross and net MoIC for the Euro unhedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the Yen hedged parallel fund are 5.8% and 3.8%, respectively. The gross and net MoIC for the Yen hedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the single investor U.S. Dollar parallel fund are 5.9% and 4.4%, respectively. The gross and net MoIC for the single investor U.S. Dollar parallel fund are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for IDF IV are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Secondaries Group—Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

Fee Related Earnings:

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Management fees	$42,949	$44,385	$(1,436)	(3)%	$124,597	$135,090	$(10,493)	(8)%
Fee related performance revenues	2,168	235	1,933	NM	5,737	235	5,502	NM
Other fees	8	—	8	NM	13	—	13	NM
Compensation and benefits	(16,066)	(19,191)	3,125	16	(46,101)	(45,964)	(137)	—
General, administrative and other expenses	(4,541)	(3,215)	(1,326)	(41)	(12,984)	(9,250)	(3,734)	(40)
Fee Related Earnings	$24,518	$22,214	2,304	10	$71,262	$80,111	(8,849)	(11)

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):
Management fees decreased during the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to one-time catch-up fees from Landmark Equity Partners XVII, L.P. (“LEP XVII”) of $4.0 million and $7.4 million, respectively, that were recognized in the prior year periods. The decreases in management fees were partially offset by: (i) additional management fees from our ninth real estate secondaries fund, of $0.9 million and $2.6 million, respectively, generated from new commitments before giving effect to the net increases from one-time catch-up fees of $1.2 million and $3.3 million, respectively; and (ii) higher management fees from APMF of $1.1 million and $2.3 million, respectively, as we contractually agreed to a reduced fee rate of 0.25% from inception through March 31, 2023 that subsequently increased to 1.40% beginning in the second quarter of 2023. Management fees from Landmark Equity Partners

XV, L.P. (“LEP XV”) decreased by $7.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to the change in fee base to reported value, which largely reflects the NAV of each funds’ limited partnership interests, from called capital plus unfunded commitments.
The increase in effective management fee rate for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to the higher fee rate for APMF following the expiration of the contractually reduced rate.

Fee Related Performance Revenues. Fee related performance revenues reflects incentive fees recognized from APMF for the nine months ended September 30, 2023, and 2022. Incentive fees from APMF are calculated based on 12.5% of its investment return each quarter, including income and net appreciation, subject to certain net loss carry-forward provisions.
Compensation and Benefits. The decrease in compensation and benefits for the three months ended September 30, 2023 compared to the same period in 2022 was primarily driven by lower incentive-based compensation of $4.6 million. Our discretionary incentive-based compensation is based on our operating performance. Amounts are expected to fluctuate until payments are finalized in the fourth quarter. The decrease was partially offset by (i) higher salary expense of $1.1 million which primarily attributable to headcount growth; and (ii) higher fee related performance compensation of $0.9 million corresponding to the increases in fee related performance revenues.
For the nine months ended September 30, 2023 compared to the same period in 2022, compensation and benefits increased slightly over the comparative periods, primarily driven by (i) higher salary expense and employer related taxes of $3.3 million which primarily attributable to headcount growth; and (ii) higher fee related performance compensation of $3.1 million corresponding to the increases in fee related performance revenues, partially offset by lower incentive-based compensation of $6.2 million.
Average headcount increased by 11% to 103 investment and investment support professionals for the year-to-date period in 2023 from 93 professionals for the same period in 2022.
General, Administrative and Other Expenses. Travel and marketing collectively increased by $0.9 million and $2.4 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 driven by more in-person company meetings and events and by distribution fees from APMF that are expected to fluctuate with sales and the growth in assets. Additionally, recruiting fees have increased during each comparative period as we continue to hire professionals that will support anticipated future growth of our investment offerings.

Realized Income:

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Fee Related Earnings	$24,518	$22,214	$2,304	10%	$71,262	$80,111	$(8,849)	(11)%
Performance income—realized	—	—	—	—	5,460	4,156	1,304	31
Performance related compensation—realized	—	(1)	1	NM	(4,678)	(3,515)	(1,163)	(33)
Realized net performance income	—	(1)	1	NM	782	641	141	22
Interest and other investment income—realized	552	424	128	30	1,959	3,268	(1,309)	(40)
Interest expense	(2,020)	(1,753)	(267)	(15)	(6,776)	(3,775)	(3,001)	(79)
Realized net investment loss	(1,468)	(1,329)	(139)	10	(4,817)	(507)	(4,310)	NM
Realized Income	$23,050	$20,884	2,166	10	$67,227	$80,245	(13,018)	(16)
Realized net performance income for the nine months ended September 30, 2023 and 2022 was primarily attributable to tax distributions from LREP VIII.

Realized investment income for the nine months ended September 30, 2023 reflects dividend income received from APMF.

Realized net investment income for the nine months ended September 30, 2022 included dividend income received from LREP VIII and an infrastructure secondaries fund.

Interest expense, which is allocated among our segments based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to rising SOFR rates and a higher average outstanding balance of the Credit Facility.

Secondaries Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondaries Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of September 30, 2023			As of December 31, 2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$134,827	$115,277	$19,550	$141,122	$120,659	$20,463
LREP VIII	106,291	91,410	14,881	109,928	94,538	15,390
Other secondaries funds	59,748	50,121	9,627	58,135	49,726	8,409
Total Secondaries Group	$300,866	$256,808	$44,058	$309,185	$264,923	$44,262

The following table presents the change in accrued performance income for the Secondaries Group ($ in thousands):

		As of December 31, 2022	Activity during the period		As of September 30, 2023
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
Accrued Carried Interest
LEP XVI	European	$141,122	$(6,295)	$—	$134,827
LREP VIII	European	109,928	923	(4,560)	106,291
Other secondaries funds	European	58,135	2,513	(900)	59,748
Total Secondaries Group		$309,185	$(2,859)	$(5,460)	$300,866

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 6/30/2023	$12,583	$7,757	$1,674	$938	$50	$23,002
Net new par/equity commitments	36	148	202	—	(25)	361
Distributions	(131)	(136)	(22)	—	—	(289)
Redemptions	(1)	—	—	—	—	(1)
Change in fund value	243	(63)	2	—	—	182
Balance at 9/30/2023	$12,730	$7,706	$1,856	$938	$25	$23,255

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other	Total Secondaries Group
Balance at 6/30/2022	$14,707	$7,522	$1,663	$—	$—	$23,892
Net new par/equity commitments	239	202	—	—	—	441
Distributions	(891)	(189)	(4)	—	—	(1,084)
Change in fund value	(627)	155	12	—	—	(460)
Balance at 9/30/2022	$13,428	$7,690	$1,671	$—	$—	$22,789

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 12/31/2022	$12,769	$7,552	$1,640	$—	$—	$21,961
Net new par/equity commitments	78	507	202	938	25	1,750
Distributions	(450)	(298)	(94)	—	—	(842)
Redemptions	(1)	—	—	—	—	(1)
Change in fund value	334	(55)	108	—	—	387
Balance at 9/30/2023	$12,730	$7,706	$1,856	$938	$25	$23,255

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other	Total Secondaries Group
Balance at 12/31/2021	$13,833	$6,662	$1,624	$—	$—	$22,119
Acquisitions	199	—	—	—	—	199
Net new par/equity commitments	887	1,425	74	—	—	2,386
Distributions	(1,178)	(876)	(155)	—	—	(2,209)
Change in fund value	(313)	479	128	—	—	294
Balance at 9/30/2022	$13,428	$7,690	$1,671	$—	$—	$22,789

(1) Activity within Other represents equity commitments to the platform that have not yet been allocated to an investment strategy.

The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $23.2	AUM: $22.8

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.5 billion and $0.4 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2023 and 2022, respectively.

Secondaries Group—Fee Paying AUM

The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 6/30/2023	$10,846	$5,695	$1,254	$—	$17,795
Commitments	36	147	200	—	383
Deployment/subscriptions/increase in leverage	(6)	14	2	—	10
Distributions	(33)	(134)	(21)	—	(188)
Redemptions	(1)	—	—	—	(1)
Change in fund value	22	(150)	19	—	(109)
Change in fee basis	(3)	(18)	—	—	(21)
Balance at 9/30/2023	$10,861	$5,554	$1,454	$—	$17,869

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 6/30/2022	$11,201	$5,074	$1,279	$—	$17,554
Commitments	212	200	—	—	412
Deployment/subscriptions/increase in leverage	9	78	9	—	96
Distributions	(29)	(188)	(4)	—	(221)
Change in fund value	(263)	111	(18)	—	(170)
Change in fee basis	50	(1)	—	—	49
Balance at 9/30/2022	$11,180	$5,274	$1,266	$—	$17,720

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2022	$11,062	$5,313	$1,293	$—	$17,668
Commitments	78	348	200	—	626
Deployment/subscriptions/increase in leverage	61	232	17	—	310
Distributions	(89)	(287)	(80)	—	(456)
Redemptions	(1)	—	—	—	(1)
Change in fund value	(206)	(39)	24	—	(221)
Change in fee basis	(44)	(13)	—	—	(57)
Balance at 9/30/2023	$10,861	$5,554	$1,454	$—	$17,869

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2021	$11,787	$5,389	$1,188	$—	$18,364
Acquisitions	131	—	—	—	131
Commitments	806	1,039	74	—	1,919
Deployment/subscriptions/increase in leverage	67	323	25	—	415
Distributions	(88)	(866)	(127)	—	(1,081)
Change in fund value	(191)	834	106	—	749
Change in fee basis	(1,332)	(1,445)	—	—	(2,777)
Balance at 9/30/2022	$11,180	$5,274	$1,266	$—	$17,720

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $17.9	FPAUM: $17.7

Market value(1)	Capital commitments	Invested capital/other

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondaries Group—Fund Performance Metrics as of September 30, 2023

Two significant funds, LEP XVI and LREP VIII, collectively contributed approximately 42% of the Secondaries Group’s management fees for the nine months ended September 30, 2023.
The following table presents the performance data of the Secondaries Group’s significant drawdown funds as of September 30, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
LEP XVI(7)	2016	$4,841	$4,896	$3,571	$1,990	$3,020	$5,010	1.5x	1.4x	29.8	20.2	Private Equity Secondaries
LREP VIII(7)	2016	3,258	3,300	2,306	1,403	1,714	3,117	1.5x	1.4x	22.7	15.5	Real Estate Secondaries

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

Operations Management Group—Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

Fee Related Earnings:
The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Other fees	$5,717	$7,547	$(1,830)	(24)%	$18,205	$19,721	$(1,516)	(8)%
Compensation and benefits	(90,347)	(61,084)	(29,263)	(48)	(261,325)	(196,492)	(64,833)	(33)
General, administrative and other expenses	(52,460)	(41,907)	(10,553)	(25)	(148,099)	(109,516)	(38,583)	(35)
Fee Related Earnings	$(137,090)	$(95,444)	(41,646)	(44)	$(391,219)	$(286,287)	(104,932)	(37)

Other Fees. The decreases in other fees for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily driven by decreases in: (i) facilitation fees from the 1031 exchange program associated with our non-traded REITs of $2.1 million and $7.6 million, respectively; and (ii) sales-based, net distribution fees associated with our non-traded REITs of $1.0 million and $2.0 million, respectively. The decreases in other fees for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were partially offset by asset-based, net distribution fees associated with our non-traded REITs of $1.1 million and $4.6 million, respectively. The nine months ended September 30, 2023 also included broker-dealer advisory fees of $2.0 million earned in connection with the initial public offering of AAC II during the second quarter of 2023.
Compensation and Benefits. The increases in compensation and benefits for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 were primarily driven by: (i) the expansion of our strategy and relationship management teams to support global fundraising; and (ii) the expansion of our business operations teams to support the growth of our business and other strategic initiatives. In addition, incentive-based compensation increased by $17.0 million and $34.5 million, respectively, over the comparative periods. Our discretionary incentive-based compensation is based on our operating performance. Amounts are expected to fluctuate until payments are finalized in the fourth quarter. Average headcount increased by 21% to 1,466 operations management professionals for the year-to-date period in 2023 from 1,215 professionals for the same period in 2022.
The increases described above for the year-to-date period included $2.2 million of expenses recognized in connection with the SSG Buyout which did not have comparable results as the transaction closed on March 31, 2023.
Our engagement of a third party subject matter expert to support the reorganization of our income tax compliance function during the third quarter of 2022 reduced salary expense by $5.9 million for the first two quarters of 2023, with a corresponding increase in general, administrative and other expenses. As this reorganization occurred at the end of the second quarter of 2022, we did not have comparable results for the nine months ended September 30, 2023.
Employee commissions are earned in connection with the sale and distribution of fund shares in our non-traded, retail channel products and private placements of our exchange programs. Employee commissions have decreased over the comparative periods primarily due to the lower sales volumes from our non-traded REITs and have begun to trend up with increased sales volumes from ASIF.
General, Administrative and Other Expenses. Travel and marketing collectively increased by $2.3 million and $7.5 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 as we conducted more in-person company meetings and events with a focus on promoting collaboration. Separately, as we build out our retail distribution infrastructure and capabilities through Ares Wealth Management Solutions, LLC (“AWMS”) to support our prospective sales and AUM growth, we expect marketing and distribution expenses, including travel, to increase in future periods. AWMS has contributed $0.9 million and $3.1 million, respectively, to increases in travel and marketing over the comparative periods. Additionally, professional service fees increased by $4.5 million and $8.4 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to consulting fees to support various ongoing initiatives to enhance our operations. Certain expenses have also increased during the current year to support our growing headcount and the expansion of our business. Most notably, occupancy costs, information technology and information services have collectively increased by $1.7 million and $6.6 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.

Separately, certain other expenses also increased by $2.3 million for the nine months ended September 30, 2023 when compared to the same period in 2022 as we increased training to develop the skills of our employees, onboarded individuals participating in our summer internship program and conducted more in-person company meetings and events, including events held globally to celebrate Ares’ 25th anniversary. In addition, tax related service fees increased by $7.3 million for the nine months ended September 30, 2023 when compared to the same period in 2022 due to the reorganization of our income tax compliance function during the third quarter of 2022.
The increases described above for the year-to-date period included $0.9 million of expenses recognized in connection with the SSG Buyout which did not have comparable results as the transaction closed on March 31, 2023.
Realized Income:
The following table presents the components of the OMG’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Fee Related Earnings	$(137,090)	$(95,444)	$(41,646)	(44)%	$(391,219)	$(286,287)	$(104,932)	(37)%
Interest and other investment income (loss)—realized	114	(171)	285	NM	350	(1,450)	1,800	NM
Interest expense	(23)	(128)	105	82	(60)	(474)	414	87
Realized net investment income (loss)	91	(299)	390	NM	290	(1,924)	2,214	NM
Realized Income	$(136,999)	$(95,743)	(41,256)	(43)	$(390,929)	$(288,211)	(102,718)	(36)

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that the Company is well-positioned and its liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, dividend payments, pending acquisitions and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees and fee related performance revenues, which are collected monthly, quarterly or semi-annually, and net realized performance income, which may be unpredictable as to amount and timing, (4) fund distributions related to our investments that are unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of September 30, 2023, our cash and cash equivalents were $311.8 million, and we had $765.0 million borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to leverage and other covenants. We remain in compliance with all covenants as of September 30, 2023. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown or declines in deployment, declines or write downs in valuations, or a slowdown or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Declines or delays and transaction activity may impact our fund distributions and net realized performance income which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
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
Our unaudited condensed consolidated financial statements reflect the cash flows of our operating businesses as well as those of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on the amounts reported within our condensed consolidated statements of cash flows. The primary cash flow activities of our Consolidated Funds include: (1) raising capital from third-party investors, which is reflected as non-controlling interests of our Consolidated Funds, (2) financing certain investments by issuing debt, (3) purchasing and selling investment securities, (4) generating cash through the realization of certain investments, (5) collecting interest and dividend income and (6) distributing cash to investors. Our Consolidated Funds are generally accounted for as investment companies under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations. Liquidity available at our Consolidated Funds is not available for corporate liquidity needs, and debt of the Consolidated Funds is non–recourse to the Company except to the extent of the Company’s investment in the fund.
Cash Flows
The following tables summarize our condensed consolidated statements of cash flows by activities attributable to the Company and Consolidated Funds. For more details on the activity of the Company and Consolidated Funds, refer to “Note 14. Consolidation” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Nine months ended September 30,
	2023	2022
Net cash provided by operating activities	$724,913	$640,805
Net cash used in the Consolidated Funds’ operating activities, net of eliminations	(398,122)	(1,184,410)
Net cash provided by (used in) operating activities	326,791	(543,605)
Net cash used in the Company’s investing activities	(44,177)	(330,046)
Net cash used in the Company’s financing activities	(759,178)	(266,540)
Net cash provided by the Consolidated Funds’ financing activities, net of eliminations	417,575	1,193,621
Net cash provided by (used in) financing activities	(341,603)	927,081
Effect of exchange rate changes	(19,171)	(35,585)
Net change in cash and cash equivalents	$(78,160)	$17,845
The Consolidated Funds had no effect on cash flows attributable to the Company for the periods presented and are excluded from the discussion below. The following discussion focuses on cash flow by activities attributable to the Company.
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

	Nine months ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Core operating activities	$967,285	$722,508	$244,777	34%
Net realized performance income	42,800	85,646	(42,846)	(50)
Net cash used in investment related activities	(285,172)	(167,349)	(117,823)	70
Net cash provided by operating activities	$724,913	$640,805	84,108	13

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
Net cash used in investment related activities for the nine months ended September 30, 2023 primarily represents: (i) purchases associated with funding capital commitments and strategic initiative related investments in our investment portfolio; (ii) interest payments on our debt obligations; offset by (iii) distributions received from our capital investments and (iv) sales of our capital investments to employees. Our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund from year to year. For further discussion of our capital commitments, see “Note 7. Commitments and Contingencies,” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.
Investing Activities

	Nine months ended September 30,
	2023	2022
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(44,177)	$(28,388)
Acquisitions, net of cash acquired	—	(301,658)
Net cash used in investing activities	$(44,177)	$(330,046)

Net cash used in the Company’s investing activities was principally composed of cash to purchase furniture, fixtures, equipment and leasehold improvements during both years to support the growth in our staffing levels and to expand our global presence. Net cash used in the Company’s investing activities for the nine months ended September 30, 2022 also included cash used to complete the Infrastructure Debt Acquisition.
Financing Activities

	Nine months ended September 30,
	2023	2022
Net borrowings of Credit Facility	$65,000	$30,000
Proceeds from issuance of senior notes	—	488,915
Class A and non-voting common stock dividends	(446,252)	(334,864)
AOG unitholder distributions	(313,833)	(273,356)
Stock option exercises	80,426	14,531
Taxes paid related to net share settlement of equity awards	(145,421)	(194,223)
Other financing activities	902	2,457
Net cash used in the Company’s financing activities	$(759,178)	$(266,540)

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, resulting in net cash used in the Company’s financing activities for the nine months ended September 30, 2023 and 2022.

In connection with the vesting of restricted units that are granted to our employees under the 2023 Equity Incentive Plan (the “Equity Incentive Plan,” which replaced the Third Amended and Restated 2014 Equity Incentive Plan during the second quarter of 2023), we withhold shares equal to the fair value of our employees tax withholding liabilities and pay the taxes on their behalf in cash and thus net issue fewer shares. This use of cash decreased from the prior year primarily as a result of fewer restricted units that vested in the current year. However, such decrease was partially offset by our higher stock price, which resulted in employees recognizing additional compensation. A greater number of restricted units vested in the prior year primarily due to certain awards that vested in their entirety on the fifth anniversary of their applicable grant dates. For the nine months ended September 30, 2023 and 2022, we net settled and did not issue 1.6 million shares and 2.5 million shares, respectively. Net cash provided by the Company’s financing activities also included cash received from stock options exercises with 4.8 million and 0.8 million options exercised for the nine months ended September 30, 2023 and 2022, respectively.
Net cash provided by the Company’s financing activities for the nine months ended September 30, 2022 also included net proceeds from the issuance of the 2052 Senior Notes. These proceeds were used primarily to fund the Infrastructure Debt Acquisition.
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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2023, we were required to maintain approximately $63.9 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon (“Tax Benefit Payment”). Pursuant to an amendment to the TRA, with an effective date of May 1, 2023, to the extent Ares Owners Holdings L.P. would have been a TRA recipient of certain Tax Benefit Payments under the TRA, prior to the amendment, for taxable exchanges on or after May 1, 2023, Ares Owners Holdings L.P. will no longer be entitled to any Tax Benefit Payment for such exchanges. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $165.6 million and $118.5 million as of September 30, 2023 and December 31, 2022, respectively.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is related to our role as general partner or investment adviser to our funds and the sensitivity to movements in the fair value of their investments, including the effect on management fees, performance income and investment income.
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

At September 30, 2023 and December 31, 2022, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions. However, uncertainty surrounding global financial stability, including the liquidity of certain banks given the recent strain on the banking system, may have an adverse impact on us. For further consideration, see “Item 1A. Risk Factors—Our business is dependent on bank relationships and the recent strain on the banking system may adversely impact us.”

There have been no material changes in our market risks for the nine months ended September 30, 2023. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2022, which is accessible on the SEC’s website at www.sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of September 30, 2023 and December 31, 2022, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us or our funds and their investment advisers, respectively. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, neither we nor our funds or their investment advisers expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

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

All unregistered purchases of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q ($ in thousands, except share data).

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our Class A common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Ares Management Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on May 6, 2021).
3.2	Bylaws of Ares Management Incorporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
10.1#	Form of Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.2#	Form of Deferred Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.3#	Form of Director Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.4#	Form of Executive Officer Time-Based Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.5#	Form of Executive Officer Performance-Based Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: November 6, 2023	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: November 6, 2023	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)