Form 10-K
period 2023-12-31
Ares Management Corp
filed 2024-02-27
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2023, based on the closing price on that date of $96.35 on the New York Stock Exchange, was approximately $16,519,398,894. As of February 20, 2024 there were 189,877,592 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, and 116,232,034 of the registrant’s Class C common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement related to the 2024 annual meeting of stockholders.

TABLE OF

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or negative versions of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this Annual Report on Form 10-K for the year ended December 31, 2023, under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Under generally accepted accounting principles in the United States (“U.S.”) (“GAAP”), we are required to consolidate (i) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares-affiliates and affiliated funds and co-investment vehicles, for which we are presumed to have controlling financial interests, and (ii) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and collateralized loan obligations, for which we are deemed to be the primary beneficiary. When an entity is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the entity in our consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, carried interest, incentive fees and other fees that we earn from the entity. However, the presentation of performance related compensation and other expenses associated with generating such revenues is not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third-party investors in consolidated entities is presented as net income attributable to non-controlling interests in Consolidated Funds within Consolidated Statements of Operations. We also consolidate joint ventures that we have established with third-party investors for strategic distribution and expansion purposes. The results of these entities are reflected on a gross basis in the consolidated financial statements, subject to eliminations from consolidation, and net income attributable to third-party investors in the consolidated joint ventures is presented within net income attributable to redeemable interest and non-controlling interests in AOG entities.

In this Annual Report on Form 10-K, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a: (i) “segment basis,” which deconsolidates the consolidated funds and removes the proportional results attributable to third-party investors in the consolidated joint ventures, and therefore shows the results of our operating segments without giving effect to the consolidation of these entities; and (ii) “unconsolidated reporting basis,” which shows the results of our operating segments on a combined segment basis together with our Operations Management Group. In addition to our operating segments, we have an Operations Management Group (the “OMG”). The OMG consists of shared resource groups to support our operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy and relationship management and distribution. The OMG includes Ares Wealth Management Solutions, LLC (“AWMS”) that facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of the Company’s managed funds and vehicles, which reimburse the OMG for expenses either equal to the costs of services provided or as a percentage of invested capital. The OMG’s revenues and expenses are not allocated to our operating segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our operating segments and the OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Note 14. Segment Reporting,” within our consolidated financial statements included in this Annual Report on Form 10-K.

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

•“Ares”, the “Company”, “AMC”, “we”, “us” and “our” refer to Ares Management Corporation and its subsidiaries;

•“Ares Operating Group entities” or an "AOG Entity" refers to, collectively, Ares Holdings, L.P. (“Ares Holdings”) and any future entity designated by our board of directors in its sole discretion as an Ares Operating Group entity;

•“Ares Operating Group Unit” or an “AOG Unit” refers to, collectively, a partnership unit in the Ares Operating Group entities including Ares Holdings and any future entity designated by our board of directors in its sole discretion as an Ares Operating Group entity;

•“assets under management” or “AUM” generally refers to the assets we manage. For our funds other than CLOs, our AUM represents the sum of the net asset value (“NAV”) of such funds, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). NAV refers to the fair value of the assets of a fund less the fair value of the liabilities of the fund. For the CLOs we manage, our AUM is equal to initial principal of collateral adjusted for paydowns. AUM also includes the proceeds raised in the initial public offerings of special purpose acquisition companies (“SPACs”) sponsored by us, less any redemptions;

•“AUM not yet paying fees” (also referred to as “shadow AUM”) refers to AUM that is not currently paying fees and is eligible to earn management fees upon deployment;

•“available capital” (also referred to as “dry powder”) is comprised of uncalled committed capital and undrawn amounts under credit facilities and may include AUM that may be canceled or not otherwise available to invest;

•“catch-up fees” refers to retroactive management fees that are episodic in nature and are calculated between the fee initiation date and the day prior to the period in which additional capital commitments are received and catch-up fees are measured, representing fees charged to new fund investors in subsequent closings of a fundraising period. Therefore, catch-up fees for each quarter during an annual period may not equal to the catch-up fees calculated for the same annual period;

•“CLOs” refers to “our funds” that are structured as collateralized loan obligations;

•“Consolidated Funds” refers collectively to certain Ares funds, co-investment vehicles, CLOs and SPACs that are required under GAAP to be consolidated in our consolidated financial statements;

•“Credit Facility” refers to the revolving credit facility of the Ares Operating Group;

•“effective management fee rate” represents the annualized fees divided by the average fee paying AUM for the period, excluding the impact of catch-up fees;

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

•“Holdco Members” refers to Michael Arougheti, David Kaplan, Antony Ressler, Bennett Rosenthal, Ryan Berry and R. Kipp deVeer;

•“Incentive eligible AUM” or “IEAUM” generally refers to the AUM of our funds and other entities from which carried interest and incentive fees may be generated, regardless of whether or not they are currently generating carried interest and incentive fees. It generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees), as well as proceeds raised in the initial public offerings of SPACs sponsored by us, less any redemptions. With respect to Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”) and Ares Strategic Income Fund’s (“ASIF”) AUM, only Part II Fees may be generated from IEAUM;

•“Incentive generating AUM” or “IGAUM” refers to the AUM of our funds and other entities that are currently generating carried interest and incentive fees on a realized or unrealized basis. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees). ARCC and ASIF are only included in IGAUM when Part II Fees are being generated;

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

•“Part I Fees” refers to a quarterly fee on the net investment income of ARCC, CION Ares Diversified Credit Fund (“CADC”) and ASIF. Such fees are classified as management fees as they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter, unless subject to a payment deferral;

•“Part II Fees” refers to fees from ARCC and ASIF that are paid in arrears as of the end of each calendar year when the respective cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of respective Part II Fees paid in all prior years since inception;

•“performance income” refers to income we earn based on the performance of a fund that is generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either incentive fees earned from funds with stated investment periods or carried interest;

•“perpetual capital” refers to the AUM of: (i) our publicly-traded vehicles, including ARCC, Ares Commercial Real Estate Corporation (NYSE: ACRE) (“ACRE”) and Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC) (“ARDC”); (ii) our non-traded vehicles, including our non-traded real estate investment trusts (“REITs”), Ares Private Markets Fund (“APMF”), ASIF and CADC; (iii) Aspida Holdings Ltd. (together with its subsidiaries, “Aspida”); and (iv) certain other commingled funds and managed accounts that have an indefinite term, are not in liquidation, and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Perpetual Capital - Managed Accounts refers to managed accounts for single investors primarily in illiquid strategies that meet the perpetual capital criteria. Perpetual Capital - Private Commingled Funds refers to commingled funds that meet the perpetual capital criteria, not including our publicly-traded vehicles or non-traded vehicles. Perpetual capital may be withdrawn by investors under certain conditions, including through an election to redeem an investor’s fund investment or to terminate the investment management agreement, which in certain cases may be terminated on 30 days’ prior written notice. In addition, the investment management or advisory agreements of certain of our publicly-traded and non-traded vehicles have one year terms, which are subject to annual renewal by such vehicles;

•“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and losses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding: (i) operating results of our Consolidated Funds; (ii) depreciation and amortization expense; (iii) the effects of changes arising from corporate actions; and (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance; and adjusts for certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. Placement fee adjustment represents the net portion of either expense deferral or amortization of upfront fees to placement agents that is presented to match the timing of expense recognition with the period over which management fees are expected to be earned from the associated fund for segment purposes but have been expensed in advance in accordance with GAAP. For periods in which the amortization of upfront fees for segment purposes is higher than the GAAP expense, the placement fee adjustment is presented as a reduction to RI;

•“SEC” refers to the Securities and Exchange Commission;

•“2024 Senior Notes” refers to senior notes issued by a wholly owned subsidiary of Ares Holdings in October 2014 with a maturity in October 2024;

•“2028 Senior Notes” refers to senior notes issued by the Company in November 2023 with a maturity in November 2028;

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

PART I

Item 1.  Business
BUSINESS
Overview
Ares is a leading global alternative investment manager with $418.8 billion of assets under management and over 2,850 employees in over 35 offices in more than 15 countries. We offer our investors a range of investment strategies and seek to deliver attractive performance to an investor base that includes over 2,300 direct institutional relationships and a significant retail investor base across our publicly-traded funds, sub-advised accounts and non-traded vehicles. Since our inception in 1997, we have adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns through market cycles. Ares believes each of its distinct but complementary investment groups in Credit, Private Equity, Real Assets and Secondaries is a market leader based on assets under management and investment performance. We believe we create value for our stakeholders not only through our investment performance, but also by expanding our product offering, enhancing our distribution channels, increasing our global presence, investing in our non-investment functions, securing strategic partnerships and completing strategic acquisitions and portfolio purchases.

Our AUM has grown to $418.8 billion as of December 31, 2023 from $74.0 billion a decade earlier. As shown in the chart below, over the past five and 10 years, our assets under management have achieved a compound annual growth rate (“CAGR”) of 26% and 19%, respectively ($ in billions):

10-Year AUM CAGR of 19%
5-Year AUM CAGR of 26%
$74
$82
$94
$95
$106
$131
$149
$197
$306
$352
$419
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
Credit
Private Equity
Real Assets
Secondaries
Other Businesses

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

•Collaborative Culture: We share ideas, relationships and information across our investment groups, which enables us to more effectively source, evaluate and manage investments. We also leverage the OMG to help drive the efficiencies across the platforms and support our investment process.

Integrated Investment Platform and Process

We operate our firm as an integrated investment platform with a collaborative culture that emphasizes sharing of knowledge and expertise. We believe the exchange of information enhances our ability to analyze investments, deploy capital and improve the performance of our funds and portfolio companies. We have established deep and sophisticated independent research capabilities in over 55 industries and insights from active investments in over 1,800 companies, over 1,400 alternative credit investments, over 505 properties, over 65 infrastructure assets and over 900 limited partnership interests.
Our investment process leverages the power of the Ares platform and an extensive network of professionals across our investment areas to identify and source attractive risk adjusted return opportunities while emphasizing capital preservation. We utilize our collective market and company knowledge, proprietary internal industry and company research, third-party information and financial modeling to drive fundamental credit analysis and investment selection. We are able to invest up and down a company’s capital structure, which we believe helps us capitalize on out-performance opportunities and assess relative value for a particular investment. The investment committees of our investment groups review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of each investment. We do not have a centralized investment committee and instead our investment committees are structured with overlapping membership from different investment groups to ensure consistency of approach, shared investment experience and collaboration across our platform. Our extensive network of investment professionals includes local and other individuals based in our markets with the knowledge, experience and relationships that enable them to identify and take advantage of a wide range of investment opportunities. In addition, our investment vehicles have investment policies and procedures that generally contain requirements and limitations, such as concentrations of securities, industries, and geographies in which such investment vehicles will invest, as well as other limitations required by law.

•Credit: Our experienced team takes a value-oriented approach which, among other factors, considers industry and market analysis, technical analysis, fundamental credit analysis and in-house research to identify investments that offer attractive value in comparison to the perceived credit risk profile. We use our longstanding relationships, considerable scale, research, industry knowledge, structuring expertise and often our self-origination capabilities to invest actively across capital structures with a focus on selecting the best risk-adjusted returns for our investors, while also seeking to provide our borrowers a valued capital solution. Each investment decision involves an intensive due diligence process that is generally focused on evaluating the target company and its current and future prospects, its management team and industry, its ability to withstand adverse conditions and its capital structure, sponsorship and structural protection, among others. Credit now includes the APAC credit platform. In connection with a merger agreement, we rebranded Ares SSG Capital Holdings Limited and its operating subsidiaries (“SSG” and subsequently rebranded as “Ares SSG”) as Ares Asia and the Ares SSG credit business as Asia credit, which was subsequently rebranded as APAC credit. APAC credit makes credit and special situations investments through its local originating presence across Asia-Pacific (“APAC”) on behalf of its institutional client base.

•Private Equity: Our private equity professionals have demonstrated the ability to deploy capital across various market environments at attractive rates of return through control and non-control transactions. At the center of our investment process is a systematic approach that emphasizes rigorous due diligence at company and market levels in addition to assessing attractive relative value. We seek to be a private equity partner of choice and believe our partnership mentality well-positions our investments for long-term success, whereby management teams gain access to our expertise and extensive internal and external networks from diligence to exit. In addition to focusing on generating strong returns for our investors, we are simultaneously focused on driving positive change by helping to promote diversity, inclusivity and social responsibility in the companies in which we invest, which we believe benefits the businesses as a whole in addition to its employees, communities and stakeholders. In addition, we completed the acquisition of the investment management business and related operating entities collectively doing business as Crescent Point Capital on October 2, 2023 (the “Crescent Point Acquisition”), a leading Asia-focused private equity firm. The acquired business is presented within the Private Equity Group as APAC private equity.

•Real Assets: With our experienced team, along with our expansive network of relationships, our Real Assets Group manages equity and debt strategies across real estate and infrastructure investments. Across our real estate equity and debt investment strategies, our team differentiates itself through its cycle-tested leadership, demonstrated performance across market cycles, access to real-time property market and corporate trends, and proven ability to create value through a disciplined investment process. Our real estate activities are managed by dedicated equity and debt teams in the U.S. and Europe, along with our vertically-integrated operating platform. These individuals collaborate frequently within and across strategies to enhance sourcing, exchange information to inform underwriting and leverage relationships to drive pricing power. Our real estate equity and debt teams have the flexibility to invest across the risk-return spectrum through core/core-plus, value-add and opportunistic investment strategies.

The infrastructure strategy focuses on debt and equity in essential infrastructure assets and companies with stable cash flow profiles through long-term contracts and high barriers to entry, and may demonstrate a lower correlation to public markets and potential for inflation projection. Across our infrastructure opportunities and debt investment strategies, we have a long-tenured global team utilizing deep local sourcing capabilities and extensive sector experience to originate and manage diverse, high-quality investments in private infrastructure assets across the globe. We have dedicated direct infrastructure opportunities and debt teams that collaborate to share market insights, support underwriting and enhance origination. Our infrastructure opportunities strategy focuses on value-add equity with a flexible mandate in climate infrastructure. Our infrastructure debt strategy targets global assets and businesses with defensive characteristics across the digital, transport, energy and utility sectors. Leveraging the established long-standing relationships, the strategy seeks to generate exclusive deal flow and high-quality investment opportunities.

•Secondaries: Our team invests in secondary markets across a range of alternative asset class strategies, including private equity, real estate, infrastructure and credit. Our secondary funds acquire interests across a range of partnership vehicles, including funds, multi-asset portfolios and single asset joint ventures. These strategies involve the acquisition of interests from investors in existing funds as well as recapitalizing and restructuring the funds, including transactions that can address pending fund maturity, strategy change or the need for additional equity capital.

•Our other businesses include: (i) Ares Insurance Solutions (“AIS”); and (ii) activities from our company sponsored special purpose vehicles that are formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination.

We also recognize the importance of considering environmental, social and governance (“ESG”) factors in our investment process and have adopted a Responsible Investment Program for the conduct of our business. We work collaboratively with our various underwriting, asset management, legal and compliance teams to appropriately integrate relevant ESG considerations into our investment process.

In addition, as part of our growth strategy, we may from time to time engage in discussions with counterparties with respect to various potential strategic transactions, including investments in, and acquisitions of, other companies or assets. We may incur significant expenses for the evaluation, due diligence investigation and negotiation of potential strategic transactions.

Breadth, Depth and Tenure of our Senior Management

Ares was built upon the fundamental principle that each of our distinct but complementary investment groups benefits from being part of our broader platform. We believe that our strong performance, consistent growth and high talent retention through economic cycles is due largely to the effective application of this principle across our broad organization of over 2,850 employees. The management of our operating businesses is currently overseen by our Executive Management Committee which meets frequently to discuss strategy and operational matters, and includes as representatives our Holdco Members and other senior leadership from our investment groups and business operations team. We also have a Partners Committee comprised of senior leadership from across the firm that meets periodically to discuss our business, including investment and operating performance, fundraising, market conditions, strategic initiatives and other firm matters. Each of our investment groups is led by its own deep leadership team of highly accomplished investment professionals, who average approximately 25 years of investment experience in managing, advising, underwriting and restructuring companies. While primarily focused on managing strategies within their own investment group, these senior professionals are integrated within our platform through economic, cultural and structural measures. Our senior professionals have the opportunity to participate in the incentive programs of multiple investment groups to reward collaboration across our investment activities. This collaboration takes place on a daily basis and is formally promoted through internal systems and widely attended weekly or monthly meetings.

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

Talent Management: As of December 31, 2023, we had over 2,850 full-time employees, comprised of approximately 1,000 professionals in our investment groups and over 1,850 operations management professionals, located in over 35 offices in more than 15 countries. We provide a comprehensive set of programs, policies and benefits to enable team members to thrive, grow and contribute to their highest potential.

•Governance and Policies: Ares is committed to providing a work environment in which all individuals are treated with respect and dignity. While our culture is the foundation of our work environment, our equal opportunity employment, diversity, anti-harassment and anti-discrimination policies reinforce a professional atmosphere.

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

•Internship Training Program: Ares offers a formal internship program for students between their junior and senior years of college with the possibility of conversion to a full-time position in our analyst program upon graduation. Available roles span our investment and operations management teams.

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

•Internal Training and Development Programs: We continue to foster an environment that cultivates company and employee growth through educational programs focused on professional development, mandated training and other learning opportunities that are offered in person or online. Our team is focused on the training and development of our employees and has invested in a learning management system to facilitate this initiative.

•Performance Management: We take a continuous feedback approach to performance management, encouraging leaders and team members to participate in goal setting and ongoing feedback discussions throughout the year. Our formal, firm-wide annual review process includes a self-assessment, a 360-degree feedback component, calibration and round table discussions, and year-end evaluations provided by managers to employees. In addition to the annual review, we also conduct mid-year performance reviews that are less formal and serve to evaluate progress against goals and as an opportunity to discuss specific career development objectives that were identified in the annual assessment. Training is provided for each phase of our performance assessment process.

•Retention, Rewards and Recognition: We provide competitive compensation and benefits to: (i) attract and retain talent; (ii) align the incentives of our employees with our investors and stakeholders; and (iii) support our employees across many aspects of their lives. We also have programs that seek to recognize significant team member contributions at the firm level.

Environmental, Social and Governance: We believe that ESG is integral to driving long-term success for our business. We pursue a strategy that is designed to address ESG issues most relevant to our business, starting with a corporate sustainability program focused on our corporate operations and then scaling through a responsible investment program that focuses on our investment platform.

•In order to continuously improve our ESG integration processes, we have defined three tiers of roles and responsibilities for oversight and implementation: (i) Oversight Responsibility; (ii) Defining Implementation; and (iii) Driving Implementation. The Oversight Responsibility tier is led by our Global Head of ESG and consists of our most-senior managers and decision-making bodies, including our Executive Management Committee and board of directors. Next, our ESG team is responsible for Defining Implementation steps and processes in partnership with ESG champions embedded within each business line to adapt the Ares firm-wide approach to strategy-specific implementation steps. We focus on Driving Implementation through all levels of investment professionals and management to promote the integration and scalability of our approach.

•Where appropriate, we aim to engage with industry organizations to help shape emerging areas of ESG practice. For example, Ares is the Chair of the UN Principles for Responsible Investing (“UNPRI”) Private Debt Advisory Committee, which aims to define and promote best practices for ESG integration within the direct lending market. Ares is also a public supporter of the Financial Stability Board Taskforce on Climate-related Financial Disclosures (“TCFD”). We believe the TCFD recommendations provide a useful framework to increase transparency on climate-related risks and opportunities within financial markets. In addition, we engage with the ESG Data Convergence Initiative, Partnership for Carbon Accounting Financials and Initiative Climat International to improve consistency and transparency in our ESG and climate disclosures.

•As part of our efforts to manage the risks and opportunities associated with the energy transition, we seek to engage our portfolio companies on greenhouse gas emissions measurement and support them in their emissions reduction strategies. We are committed to measuring and reporting on our greenhouse gas emissions. We aim to minimize our own corporate footprint through initiatives to reduce operational emissions and by addressing residual, harder-to-abate emissions with tools such as renewable energy certificates and the purchase of carbon credits we believe to be high-quality.

Diversity, Equity and Inclusion: We invest heavily in diversity, equity and inclusion (“DEI”) as a strategic pillar that integrates with all talent processes and global business practices. Our human resources function, our global DEI Council and team led by our Chief Diversity, Equity, and Inclusion Officer and business leaders across the Ares platform work in partnership to implement a strategic framework to attract, engage, develop and advance diverse talent within an inclusive and welcoming environment, as well as to support DEI best practices across our investment portfolios and through our broader involvement in our communities.

•People and Culture: As part of our ongoing effort to foster an inclusive culture built on apprenticeship, we support the growth and advancement of talent through various mentorship and professional development programs. In line with our continued commitment to seek to provide an environment where all team members experience a genuine sense of belonging, we hold educational trainings and employee engagement events, often in partnership with our eight ERGs that help to drive our DEI strategy and enhance the employee experience for underrepresented groups, allies and diverse talent more broadly. To create more transparency, we also aim to conduct periodic reviews with business leadership to assess our people, progress, metrics and strategies to enable the long-term success of diverse talent at Ares. In addition, as part of our commitment to equitable pay for all employees, we monitor and assess total compensation to help ensure we have alignment with role responsibilities and contributions.

•Business Processes and Investment Platform: We seek to embed DEI best practices into our business and investment diligence processes as both a reflection of our values and to drive innovation and returns. We have identified DEI champions within each investment group to develop bespoke strategies focused on representation, DEI governance, equitable access, and employee engagement and equity ownership, which we intend to integrate into our business plans each year. In addition, we are focused on supporting vendor and supplier diversity in our procurement practices. In 2022, we also introduced sustainability-linked pricing to our Credit Facility, tying a portion of our borrowing costs to certain ESG and DEI-related targets. Due to the achievement of the ESG-related targets in 2023, our base rate and unused commitment fee on our Credit Facility have been reduced from July 2023 through June 2024. We also partner with select Ares private equity portfolio companies to understand the current state of their DEI efforts, as well as to share best practices and establish mutually agreed strategies for driving DEI improvements in parallel with our internal efforts.

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

Flexibility: We believe that our culture benefits from people collaborating in-person in our offices, while also recognizing the value of flexibility. We are committed to providing flexibility to our employees, and in 2023, we continued to offer business group flexibility frameworks as well as our summer “Work From Anywhere” program, which allows people to work virtually for up to a maximum of three weeks. We will continue to offer a flexible working structure in 2024, while evaluating the ongoing effectiveness and determining what works best for our organization.

Philanthropy: We strive to be a force for good and to be a leader in our approach to giving and engagement. Our core values are to be collaborative, responsible, entrepreneurial, self-aware and trustworthy. These core values motivate us to seek innovative yet practical solutions to some of society’s most pressing concerns. Empathy and compassion guide our approach to “doing good” such that our charitable efforts aim to help improve people’s quality of life. Philanthropy at Ares includes:

•Ares Charitable Foundation (the “Ares Foundation”): A 501(c)(3) qualifying organization sponsored by the firm, the Ares Foundation envisions a world in which people benefit from equitable access to knowledge, resources and opportunities so that they can achieve their full potential. Launched in 2021, the Ares Foundation’s mission is to help accelerate equality of economic opportunity by supporting nonprofit organizations and initiatives that provide career preparation and reskilling, encourage entrepreneurship and deepen individuals’ understanding of personal finance.

We fund and work alongside high-quality nonprofit organizations to devise inspired solutions to critical societal issues. Our employee-directed grants support initiatives that, for example, help low-income women in Singapore transition out of poverty, examine barriers to young people’s workforce entry in the U.K. and catalyze intergenerational entrepreneurship in the U.S. Our signature initiatives seek to address pervasive challenges through large-scale funding commitments that reflect our desire to improve the lives of current and future generations. Our commitments include Climate-Resilient Employees for a Sustainable Tomorrow (“CREST”), a five-year $25.0 million commitment that aims to close the gap between the demand for a skilled workforce for green jobs and the number of people ready for these opportunities in the U.S. and India, and AltFinance, a 10-year $30.0 million commitment to help equip Historically Black College and University students for careers in alternative investment management.

Ares is committed to donating a portion of our annualized carried interest allocations and incentive fees from certain funds to the Ares Foundation, which helps further align the firms’ investment and charitable activities. Moreover, the Ares Foundation benefits from the generosity of Ares employees who are able to donate cash, equity or a portion of the realized proceeds from carried interest in certain funds.

•Pathfinder and Other Funds: In addition, Ares has committed to donate a minimum of 10% of the carried interest generated from Ares Pathfinder Fund, L.P. (“Pathfinder I”) and Ares Pathfinder Fund II, L.P. (“Pathfinder II”) and 5% of the incentive fees generated from an open-ended core alternative credit fund to global health and education charities, contributed by the firm and our team members. We believe that Pathfinder I is the first institutional private investment fund to utilize a predefined structure to make a substantial commitment to charitable activities.

•Ares in Motion (“AIM”): Our signature platform for employee engagement has empowered our team members to support local communities and nonprofit organizations since 2012. AIM engages employees in grassroots volunteerism, encourages their service with nonprofit boards and other pro bono opportunities, and amplifies their personal donations with charitable matches. Furthermore, employees who volunteer as AIM Champions enjoy opportunities to organize and lead volunteer activities in the U.S., Europe and Asia-Pacific to benefit the communities in which they live and work.

Our annual Summer of Service engages Ares employees around the world in both service-and skills-based “give back” opportunities. In addition, our nonprofit board training and placement program provides a way for team members to make a difference in their communities beyond firm-sponsored volunteer activities. AIM also helps bring our team members into thoughtful dialogue with nonprofit leaders through virtual fireside chat events so that employees can learn more about their organizations, understand the purpose and significance of their work, and glean valuable insights to apply professionally and personally.

Furthermore, we leverage AIM to sponsor and match team members’ support of charitable causes like crisis relief, social justice, mental health and DEI. In addition, we offer matching funds to augment team members’ sponsorship of nonprofits’ mission-driven events. The firm also sponsors these kinds of events through our business lines, and offers opportunities for employees to participate in these funded activities.

2023 Highlights

Fundraising
In 2023, we raised $74.5 billion in gross new capital commitments for more than 125 different investment vehicles. Of the $74.5 billion, $65.9 billion was raised directly from over 625 institutional investors (over 325 existing and approximately 300 new to Ares) and $8.6 billion was raised through intermediaries. The charts below summarize our gross new capital commitments by investment group and strategy ($ in billions):

Credit: $55.4	Private Equity: $1.6

U.S. Direct Lending	European Direct Lending	Alternative Credit	Corporate Private Equity	Other

Liquid Credit	APAC Credit	Other

Real Assets: $6.9	Secondaries: $3.6

U.S. Real Estate Equity	Infrastructure Opportunities	European Real Estate Equity	Credit Secondaries	Real Estate Secondaries	Infrastructure Secondaries

Real Estate Debt	Infrastructure Debt		Private Equity Secondaries	Other

Other Businesses: $7.0

Insurance	SPACs

The chart below summarizes gross new capital raised from existing and new direct institutional investors for the year ended December 31, 2023:

Existing - Re-Up	Existing - New Product	New

In 2023, 88% of our fundraising from direct institutional investors was from existing investors that either committed to a new product or re-upped their commitment to a subsequent fund vintage within the same product. We believe the fundraising from existing investors demonstrates our investors’ satisfaction with our performance, disciplined management of their capital and diverse product offering.

Capital Deployment

In 2023, we invested $68.1 billion across our diverse global platform as shown in the following charts ($ in billions):

Credit $53.2	Private Equity: $4.3

U.S. Direct Lending	Alternative Credit	European Direct Lending	Special Opportunities	Corporate Private Equity

Liquid Credit	APAC Credit

Real Assets: $7.6	Secondaries: $2.3

U.S. Real Estate Equity	European Real Estate Equity	Infrastructure Debt	Private Equity Secondaries	Real Estate Secondaries

Infrastructure Opportunities	Real Estate Debt		Infrastructure Secondaries	Credit Secondaries

Other Businesses: $0.7

Insurance

Of the $68.1 billion invested, $42.5 billion was tied to our drawdown funds. Our capital deployment in drawdown funds was comprised of the following ($ in billions):

Credit	Private Equity	Real Assets	Secondaries

Investment Groups

Each of our investment groups employs a disciplined, credit-oriented investment philosophy and is managed by a seasoned leadership team of senior professionals with extensive experience investing in, advising and underwriting assets held by our funds.

Credit	Private Equity	Real Assets	Secondaries	Other Businesses
	A leading participant in the non-investment grade corporate credit markets	One of the most consistent private equity managers in the U.S. with a growing international presence	A leading participant in equity and debt investment strategies for real estate and infrastructure assets and a growing direct lender	Includes investments in secondary markets across private equity, real estate, infrastructure and credit asset class strategies	Includes an emerging solutions provider to insurance clients in the U.S. and our sponsored SPACs
AUM	**$284.8 billion**[(1)]	**$39.1 billion**	**$65.4 billion**	**$24.7 billion**	**$4.8 billion**
Investment Strategies	Liquid Credit Alternative Credit U.S. Direct Lending European Direct Lending APAC Credit	Corporate Private Equity Special Opportunities APAC Private Equity	U.S. Real Estate Equity European Real Estate Equity Real Estate Debt Infrastructure Opportunities Infrastructure Debt	Private Equity Secondaries Real Estate Secondaries Infrastructure Secondaries Credit Secondaries	Insurance SPACs
Investment Funds	**~270** funds	**~65** funds	**~65** funds	**~75** funds	**~3** funds
Investment Personnel	**~460** professionals	**~115** professionals	**~310** professionals	**~85** professionals	**~15** professionals
Local Market Presence	U.S., Europe & Asia-Pacific	U.S., Europe & Asia-Pacific	U.S. & Europe	U.S., Europe & Asia-Pacific	North America
Current Portfolio	**~1,700** companies **~1,400** alternative credit investments	**~75** companies	**~505** properties **~65** infrastructure assets	**~900** limited partnership interests	**$56.9 billion**[(2)] of managed insurance investments across our platform

(1)As of December 31, 2023, AUM amounts include vehicles managed by Ivy Hill Asset Management, L.P., a wholly owned portfolio company of ARCC and an SEC-registered investment adviser (“IHAM”).
(2)$56.9 billion in AUM represents investments by insurance companies in various Ares’ funds, SMAs and co-investments versus one discrete insurance platform.

Credit Group

Our Credit Group is one of the largest managers of credit strategies across the non-investment grade credit universe, with $284.8 billion of AUM and over 270 funds as of December 31, 2023. The Credit Group provides solutions for investors seeking to access a wide range of credit assets, including liquid credit, alternative credit and direct lending products. The Credit Group capitalizes on opportunities across traded and non-traded corporate and consumer debt across the U.S. and European markets, providing investors access to directly originated fixed and floating rate credit assets along with the ability to capitalize on illiquidity premiums across the credit spectrum. Our U.S. and European direct lending strategies are among the largest in their respective markets.

The Credit Group offers the following credit strategies across the liquid and illiquid spectrum:

Liquid Credit: Our liquid credit investment solutions help traditional fixed income investors access the syndicated loan and high yield bond markets in North America and Europe and capitalize on opportunities across multi-asset credit. The syndicated loans strategy focuses on evaluating individual credit opportunities related primarily to non-investment grade senior secured loans and primarily targets first lien senior secured loans, with a secondary focus on second lien senior secured loans and subordinated and other unsecured loans. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Multi-asset credit is a “go anywhere” strategy designed to offer investors a flexible solution to global credit investing by allowing us to tactically allocate between multiple asset classes in various market conditions. As of December 31, 2023, our liquid credit team managed $47.3 billion of AUM in over 110 funds and separately managed accounts (“SMAs”).

Alternative Credit: Our alternative credit strategy seeks to capitalize on asset-focused investment opportunities that fall outside of traditional, well-defined markets such as corporate debt, real estate and private equity. As of December 31, 2023, our dedicated team of over 65 professionals managed $33.9 billion of AUM in over 25 private funds and SMAs for a global investor base. Our alternative credit strategy emphasizes downside protection and capital preservation through a focus on investments that tend to share the following key attributes: asset security, covenants, cash flow velocity and other features designed to capture value and minimize risk to principal. Our investment approach is designed to capture and create value by leveraging our firm’s platform insights to assess risk and relative value.

Direct Lending: Our direct lending strategy is one of the largest self-originating direct lenders to the U.S. and European markets, with $191.4 billion of AUM in over 90 funds and investment vehicles as of December 31, 2023. We manage various types of direct lending vehicles within our U.S. and European direct lending teams including commingled funds, SMAs for large institutional investors seeking tailored investment solutions and joint venture lending programs. As of December 31, 2023, we managed over 55 SMAs across our direct lending strategy.

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

U.S. Direct Lending: Our leading U.S. team is comprised of over 180 investment professionals that cover more than 650 financial sponsors and provide a wide range of financing solutions to middle market companies that typically range from $10 million to over $500 million in earnings before interest, tax, depreciation and amortization (“EBITDA”). As of December 31, 2023, our U.S. direct lending team and its affiliates managed $123.1 billion of AUM in approximately 55 funds and investment vehicles. Our U.S. team manages corporate lending activities through our inaugural vehicle and publicly-traded business development company (“BDC”), ARCC, our non-traded BDC, ASIF, as well as private commingled funds and SMAs. Primary areas of focus for our U.S. direct lending teams include:

•Ares Capital Corporation: ARCC is a leading specialty finance company focused on providing direct loans to and making other investments in private middle market companies in the U.S. ARCC has elected to be regulated as a BDC and was the largest publicly-traded BDC by market capitalization in the U.S. as of December 31, 2023.

•Ares Strategic Income Fund: ASIF is a closed-end investment company focused primarily on providing direct loans to private middle market companies in the U.S., and to a lesser extent, broadly syndicated loans and other more liquid credit opportunities, including in publicly-traded debt instruments. ASIF has elected to be regulated as a BDC.

•U.S. Commingled Funds and SMAs: Outside of ARCC, U.S. direct lending also generates fees from other funds, including the following fund families: Ares Private Credit Solutions, which focus on junior debt investments in upper middle market companies; Ares Senior Direct Lending Fund, which focus on first lien senior secured loans to North American middle market companies; Ares Commercial Finance, which focuses on asset-based and cash flow loans to middle market and specialty finance companies; and SMAs for large institutional investors.

European Direct Lending: Our European direct lending team is comprised of over 90 investment professionals with the ability to invest across the capital structure and across several geographies in Europe. The team covers over 395 financial sponsors, offers self-originated, flexible and scaled debt capital to predominantly middle market and large capitalization companies with EBITDA typically ranging from €10 million to over €300 million. As of December 31, 2023, our European direct lending team managed $68.3 billion of AUM in over 35 funds, including commingled funds and SMAs.
APAC Credit: Our APAC credit team manages credit, private equity and special situations investments in the APAC region. Our APAC special situations strategy focuses on primary and secondary special situations, primarily targeting restructuring-related situations, deep value acquisitions and distressed financing. Our APAC private credit strategy targets privately sourced loans in high quality businesses across the region. The team consists of approximately 70 investment professionals. APAC credit benefits from having an on-the-ground presence in offices across the APAC region and a comprehensive range of local market licenses and entities to provide our clients with an extensive regional investment platform. APAC credit primarily employs a direct origination model and aims to provide flexible capital solutions to its investee companies and compelling risk-reward investment opportunities to our investors. As of December 31, 2023, APAC credit had $11.9 billion of AUM in over 15 funds and related co-investment vehicles.

The following charts present the Credit Group’s AUM and FPAUM as of December 31, 2023 by investment strategy ($ in billions):

AUM: $284.8	FPAUM: $176.8

U.S. Direct Lending	European Direct Lending	Liquid Credit	Alternative Credit	APAC Credit	Other
Private Equity Group
Our Private Equity Group has achieved compelling investment returns for its limited partners and, as of December 31, 2023, managed $39.1 billion of AUM in over 65 funds. The group broadly categorizes its investment strategies into corporate private equity, special opportunities and APAC private equity. Our private equity professionals have demonstrated ability to deploy capital across market environments, which allows them to stay both active and disciplined in their assessment of the best relative value opportunities. The group manages funds focused primarily on investing in North America, Europe and Asia-Pacific.

Corporate Private Equity: Our team consists of over 55 investment professionals based primarily in Los Angeles and London. Our private equity funds are leaders in the North American and European middle market, where they focus on growth buyouts, with the ability to flex into distressed investing during periods of market volatility and dislocation. We seek to invest in high-quality middle market companies in the core industries of healthcare, services, industrials and consumer across North America and Europe, where we can utilize the team’s extensive growth-oriented investing experience, dedicated value creation system and ability to flex into distressed to target attractive returns across market environments. This differentiated strategy, together with the broad resources of the Ares platform, widens our universe of potential investment opportunities and allows us to remain active across various market environments and to be highly selective in making investments by identifying the most attractive relative value opportunities.

Special Opportunities: Our special opportunities team consists of over 25 investment professionals and employs an “all weather” flexible capital strategy to finance debt and non-control equity solutions in healthy, stressed and distressed middle market companies undergoing transformational change. Our team partners with companies in North America and Europe to enhance enterprise values, filling the void between for-control private equity and traditional private debt. The strategy seeks to consistently invest in a range of private, special-situation opportunities and flex into distressed public market debt when attractive. We believe the special opportunities team benefits from: (i) advantaged sourcing; (ii) private equity integration, with an ability to leverage the deep industry experience of the corporate private equity professionals; (iii) an extensive network and information edge; and (iv) an experienced team utilizing a consistent and repeatable investment process.

In February 2024, we announced that our special opportunities strategy, historically reported as a component of our Private Equity Group, will be integrated into the Credit Group to align management of this strategy and will form the foundation for a new opportunistic credit strategy. The change will be presented in our results beginning in 2024. Adjusted for this change, as of December 31, 2023, the Credit Group managed $299.4 billion in AUM with approximately 490 investment professionals and the Private Equity Group managed $24.5 billion in AUM with approximately 85 investment professionals, with both groups continuing to manage investments across the U.S., Europe and Asia-Pacific.

APAC Private Equity: The APAC private equity strategy was established in connection with the Crescent Point Acquisition, investing in industry leading consumer companies in seven core sectors that we believe benefit disproportionately from higher disposable income levels. The strategy focuses on primarily pursuing structured growth equity investments in control, joint control and minority ownership formats. Our APAC private equity team consists of over 25 investment professionals and focuses on investing in companies that give us exposure to increasing consumer spending and urbanization in our target markets. In times of economic dislocation, we also seek to invest opportunistically where the focus is on dislocations and catalysts that lead to high-quality assets becoming available for purchase at deeply discounted prices. While we look for deep value opportunities in consumer-driven companies, our deep value approach often includes asset-oriented opportunities.

The following charts present the Private Equity Group’s AUM and FPAUM as of December 31, 2023 by investment strategy ($ in billions):

AUM: $39.1	FPAUM: $21.6

Corporate Private Equity	Special Opportunities	APAC Private Equity	Other

Real Assets Group

Our Real Assets Group manages comprehensive public and private equity and debt strategies with $65.4 billion of AUM in over 65 investment vehicles as of December 31, 2023. With our experienced team, along with our expansive network of relationships, our Real Assets Group capitalizes on opportunities in equity and debt investing across real estate and infrastructure investment strategies.

Real Estate: Our real estate equity investments focus on implementing hands-on value creation initiatives to mismanaged and capital-starved assets, platform-level investments, as well as new developments, ultimately selling stabilized assets back into the market. Our real estate debt strategies utilize diverse sources of capital to directly originate and manage commercial mortgage loans on properties that range from stabilized to those requiring hands-on value creation. Our real estate platform has achieved significant scale over time through both organic fundraising efforts as well as various acquisitions. Today, we provide investors access to our real estate investment capabilities through several vehicles: closed-end U.S. and European diversified equity funds, an open-end U.S. industrial-focused equity fund, open-end U.S. and European debt funds, equity and debt SMAs, our non-traded REITs, Ares Real Estate Income Trust, Inc. (“AREIT”) and Ares Industrial Real Estate Income Trust, Inc. (“AIREIT”), and our publicly-traded commercial mortgage REIT, ACRE. The group’s activities are managed by dedicated equity and debt teams in the U.S. and Europe.

Real Estate Equity: Our real estate equity team, with over 220 investment professionals, has extensive real estate private equity experience in the U.S. and Europe. Our team primarily acquires standing assets and improves them through renovating, repositioning and retenanting and selectively developing assets in supply-constrained markets. As of December 31, 2023, our real estate equity team managed $38.6 billion of AUM in over 40 investment vehicles. Primary areas of focus for our real estate equity teams include:

•Real Estate Core/Core-Plus: Our U.S. core/core-plus real estate strategy focuses on the acquisition of assets with strong long-term cash flow potential and durable tenancy diversified across end-user industries and geographies. We deploy capital across all major property types, with a strong focus on industrial and multifamily assets located in top-tier primary and regional distribution markets across the U.S.

•Real Estate Value-Add: Our U.S. and European value-add real estate strategy focuses on undermanaged and underfunded income-producing assets across various property sectors in the U.S. and Europe. The strategy seeks to create value and generate stable and growing distributions to investors by buying properties at attractive valuations, implementing asset management initiatives to increase income and identifying multiple exit strategies upfront.

•Real Estate Opportunistic: Our U.S. and European opportunistic real estate strategy capitalizes on increased investor demand for developed and stabilized assets by focusing on the repositioning of assets, capitalization of distressed and special situations, and development of core-quality assets across all major property types, as well as select and adjacent sectors, throughout the U.S. and Europe.

Real Estate Debt: Our real estate debt team, with over 35 professionals, primarily focuses on directly originating a wide range of financing opportunities in the U.S. and Europe. As of December 31, 2023, our real estate debt team managed $11.1 billion of AUM globally through open-end funds, SMAs and ACRE. By investing through multiple investment vehicles, our real estate debt team has the ability to provide flexible financing across the capital structure. While our real estate debt strategies focus predominantly on directly originated transactions, we also selectively pursue secondary market acquisitions and syndicated transactions.

Infrastructure: Our long-tenured global infrastructure team utilizes deep local sourcing capabilities and extensive sector experience to seek to originate and manage diverse, high-quality investments in private infrastructure assets across the globe and, as of December 31, 2023, managed $15.7 billion of AUM in over 15 investment vehicles.

•Infrastructure Opportunities: Our infrastructure opportunities team consists of over 30 investment professionals and managed $6.3 billion of AUM in more than ten investment vehicles as of December 31, 2023. We utilize a broad origination strategy, flexible investment approach, and leverage industry relationships and the Ares platform to seek attractive risk-adjusted returns across the climate infrastructure market. We believe our experience as value-add investors, flexible approach, and broad infrastructure experience positions us well to take advantage of the transitioning infrastructure industry.

•Infrastructure Debt: Our global infrastructure debt team consists of over 20 investment professionals and sources assets and businesses across regions with defensive characteristics across the digital, transport, energy and utility sectors. As of December 31, 2023, our global infrastructure debt team managed $9.4 billion of AUM in more than five investment vehicles. We employ a direct origination and tailored structuring approach to provide borrowers with flexible financing solutions. We aim to deliver attractive risk adjusted returns focused on cash yield by targeting infrastructure debt investments with defensive characteristics that have the potential to perform across different market cycles. Our structuring experience helps enhance cash yield and reduce downside risks in a core asset class.

The following charts present the Real Assets Group’s AUM and FPAUM as of December 31, 2023 by investment strategy ($ in billions):

AUM: $65.4	FPAUM: $41.3

U.S. Real Estate Equity	Real Estate Debt	European Real Estate Equity	Infrastructure Debt	Infrastructure Opportunities
Secondaries Group

Our Secondaries Group invests in secondary markets across a range of alternative asset class strategies, including private equity, real estate, infrastructure and credit, with $24.7 billion of AUM in over 75 funds as of December 31, 2023. The team has extensive experience investing across the secondaries market primarily in North America. We have established ourselves among the most active secondary investors engaged in recapitalizing and restructuring existing limited partnership interests in funds with a focus on transactions that can address pending fund maturity, strategy change or the need for additional equity capital.

Private Equity Secondaries: Our private equity secondaries team has an established track record of providing customized private equity transaction solutions to institutional limited partners and general partners. As of December 31, 2023, our private equity secondaries team of more than 35 investment professionals managed $13.1 billion of AUM in approximately 35 funds and open-end accounts. Our private equity secondaries team acquires interests across a range of partnership vehicles, including private equity funds, multi-asset portfolios, as well as single asset joint ventures. The private equity secondaries strategy seeks to achieve attractive secondary cash flow and diversification characteristics by investing across the spectrum of private equity secondaries transactions, including through APMF, a closed-end interval fund. We continue to maintain a differentiated investment strategy that utilizes our skills in fundamental manager and portfolio analysis, our quantitative research capabilities and the support and insights from the wider Ares platform with the aim to generate strong risk-adjusted returns.

Real Estate Secondaries: Our real estate secondaries team has a track record of innovation through customized transaction solutions tailored to meet the needs of limited partners and general partners. As of December 31, 2023, our real estate secondaries team of more than 25 investment professionals managed $7.8 billion of AUM in approximately 30 funds and related co-investment vehicles. Our real estate secondaries team acquires interests across a range of partnership vehicles, including private real estate funds, multi-asset portfolios and single property joint ventures. Our team seeks broad diversification by property sector and geography and to drive investment results through underwriting, transaction structuring and portfolio construction.

Infrastructure Secondaries: Our infrastructure secondaries team has a strong track record of providing customized infrastructure transaction solutions tailored to meet the needs of limited partners and general partners. As of December 31, 2023, our infrastructure secondaries team of more than ten investment professionals managed $2.4 billion of AUM in ten funds and related co-investment vehicles. The infrastructure secondaries strategy seeks to accelerate the benefits of traditional infrastructure by providing diversified low risk exposure through preferred structure, traditional limited partnership and general partner led continuation vehicle transactions. Our team focuses on achieving diversification through building a portfolio that provides inflation protection and exposure to uncorrelated assets.

Credit Secondaries: Our credit secondaries strategy seeks to create a highly diversified portfolio of primarily senior secured private credit interests across North America and Europe, acquired directly or indirectly through secondary market transactions. As of December 31, 2023, our credit secondaries team of ten investment professionals managed $1.4 billion of AUM in four funds and related co-investment vehicles.

The following charts present the Secondaries Group’s AUM and FPAUM as of December 31, 2023 by investment strategy ($ in billions):

AUM: $24.7	FPAUM: $19.1

Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries
Other Businesses

Certain operating segments and growth opportunities have not reached the scale and magnitude to be presented individually; therefore, we present the results for these businesses collectively. These strategies seek to expand our reach in new global markets and include AIS and our SPACs.

Ares Insurance Solutions: AIS is Ares’ dedicated, in-house team that provides solutions to insurance clients including asset management, capital solutions and corporate development. AIS strives to provide insurers with attractive risk and capital adjusted return profiles that fit within regulatory, rating agency and other counterparty guidelines. Leveraging approximately 1,000 investment professionals across the firm’s investment groups, AIS creates tailored investment solutions that meet the unique objectives of our insurance clients. AIS is overseen by an experienced management team with direct insurance industry experience in many areas directly applicable to AIS and our insurance company clients. Members of the Ares team have previously held senior positions at leading insurers. AIS acts as the dedicated investment manager, capital solutions and corporate development partner to Aspida Life Insurance Company (“Aspida Life”) and Aspida Life Re Ltd. (“Aspida Re”). Aspida Life and Aspida Re are insurance companies that focus on the U.S. life and annuity insurance and reinsurance markets. AIS manages $12.5 billion of AUM as of December 31, 2023, of which $8.2 billion is sub-advised by Ares vehicles and included within other strategies.

Ares Acquisition Corporation: Ares Acquisition Corporation (formerly NYSE: AAC) (“AAC I”) was a SPAC sponsored by Ares and formed in 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. AAC I did not complete a business combination within the time period required by its amended and restated memorandum and articles of association, and in the fourth quarter of 2023, the remaining outstanding Class A ordinary shares of AAC I were redeemed in full and AAC I ceased all operations other than legal dissolution.

Ares Acquisition Corporation II: Ares Acquisition Corporation II (NYSE: AACT) (“AAC II”) is a SPAC sponsored by Ares and formed in 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. AAC II is seeking to pursue an initial business combination target in any industry or sector in North America, Europe or Asia.

The following charts present Other Businesses AUM and FPAUM as of December 31, 2023 by investment strategy ($ in billions):

AUM: $4.8	FPAUM: $3.6

Insurance	SPACs
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
Investor Base and Fundraising

Our diverse investor base includes direct institutional relationships and a significant number of retail investors. Our high-quality institutional investor base includes corporate and public pension funds, insurance companies, sovereign wealth funds, banks, investment managers, endowments and foundations. We have grown the number of these relationships from over 900 in 2018 to over 2,300 in 2023.

As of December 31, 2023, $328.5 billion, or 78% of our $418.8 billion of AUM, was attributable to our direct institutional relationships. As of December 31, 2023, our total AUM was divided by channel, and further our institutional direct AUM by client type and geographic origin as follows ($ in billions):

Institutional Direct	Retail	Institutional Intermediaries	Pension	Insurance	Bank	North America	Europe	APAC
			Sovereign Wealth Fund	High Net Worth and Private Bank	Investment Manager	Middle East & Africa	Other
Other

The following chart presents the AUM of investors committed to more than one of our funds as of December 31, 2023 compared to December 31, 2018 ($ in billions):

We believe that the AUM of multi-fund investors demonstrates our investors’ satisfaction with our performance, disciplined management of their capital and diverse product offering. Their loyalty has facilitated the growth of our existing businesses and we believe improves our ability to raise new funds and successor funds in existing strategies in the future.
Institutional investors continue to demonstrate interest in SMAs, which include contractual arrangements and single investor vehicles and funds, because these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional commingled funds. As of December 31, 2023, $91.1 billion, or 28%, of our direct institutional AUM was managed through SMAs. Our retail vehicles and their affiliates, including ARCC, ACRE, ARDC, ASIF, APMF, CADC, AREIT and AIREIT account for $53.8 billion, or 13%, of our AUM. We have over 945 institutional investors and hundreds of thousands of retail investor accounts across our retail vehicles.

We believe that client relationships are fundamental to our business and that our performance across our investment groups coupled with our focus on client service has resulted in strong relationships with our investors. Our dedicated and extensive in-house relationship management team, comprised of over 135 professionals located in North America, Europe, APAC and the Middle East, is dedicated to raising capital globally across all of our funds, servicing existing fund investors and tailoring offerings to meet their needs, developing products to complement our existing offerings, and deepening existing relationships to expand them across our platform. We also have strategic initiatives focused on expanding our presence in Latin America and Australia. Our senior relationship management team maintains an active and transparent dialogue with an expansive list of investors. This team is supported by product managers and investor relations professionals with deep experience in each of our complementary investment groups that are dedicated to servicing our existing and prospective investors.
In addition to our expansive relationships with institutional investors, we have further diversified our investor base with our retail distribution channel. AWMS, our wholly owned subsidiary, facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel with over 125 professionals.

Operations Management Group
The OMG consists of shared resource groups to support our operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy and relationship management and distribution. Our clients seek to partner with investment management firms that not only have compelling investment track records across multiple investment products but also possess seasoned infrastructure support functions. As such, significant investments have been made to develop the OMG. The OMG also includes AWMS. We have successfully launched new business lines, integrated acquired businesses into the operations and created scale within the OMG to support a much larger platform in the future.

Organizational Structure
The simplified diagram below (which omits certain intermediate holding companies) depicts our legal organizational structure. Ownership information in the diagram below is presented as of December 31, 2023. Ares Management Corporation (“AMC”) is a holding company and through subsidiaries is the general partner of the Ares Operating Group entity and operates and controls the business and affairs of the Ares Operating Group. AMC consolidates the financial results of the Ares Operating Group, its consolidated subsidiaries and certain consolidated funds.

Holdco Members
Ares Partners Holdco LLC
Co-Founders and other senior professional owners
Class A common stock (NYSE: ARES) 7.09%(1)
• Voting rights described below
Ares Owners Holdings L.P.
Ares Management GP LLC
Ares Voting LLC
Class A common stock (NYSE: ARES) 7.14%(1)
• Voting rights described below
• Non-Voting common stock 100%(1)
Sumitomo Mitsui Banking Corporation
Class B common stock
• No economic rights
• Voting rights described below
Class C common stock
• No economic rights
• Voting rights described below
Public Common Shareholders
Ares Management Corporation
Class A common stock (NYSE: ARES) 85.76%(1)
• Voting rights described below
Ares Operating Group Units
• Not publicly traded
• Exchangeable on a one-for-one basis for publicly traded Class A common stock
38.05%
61.95%
Ares Holdings L.P.
100% through direct and indirect ownership
Ares Management LLC
Ares Finance Co. LLC
Ares Finance Co. II LLC
Ares Finance Co. III LLC
Ares Finance Co. IV LLC
Ares Investments Holdings LLC

(1)Assuming the full exchange of AOG Units for shares of our Class A common stock, as of December 31, 2023, Ares Owners Holdings L.P. would hold 42.36%, Sumitomo Mitsui Banking Corporation (“SMBC”) would hold 5.48% and the public would hold 52.16% of AMC. Inclusive of Class A common stock held directly by Ares employees and assuming the full exchange of AOG Units for shares of our Class A common stock, Ares employee ownership would represent 45.90% of all outstanding shares.

Holding Company Structure

Our common stockholders are entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote under the Delaware General Corporation Law (the “DGCL”), including the election of our board of directors. Holders of shares of our Class A common stock are entitled to one vote per share of our Class A common stock. On any date on which the Ares Ownership Condition (as defined in the Certificate of Incorporation) is satisfied, holders of shares of our Class B common stock are, in the aggregate, entitled to a number of votes equal to (x) four times the aggregate number of votes attributable to our Class A common stock minus (y) the aggregate number of votes attributable to our Class C common stock. On any date on which the Ares Ownership Condition is not satisfied, holders of shares of our Class B common stock are not entitled to vote on any matter submitted to a vote of our stockholders. The holder of shares of our Class C common stock is generally entitled to a number of votes equal to the number of AOG Units (as defined in the Certificate of Incorporation) held of record by each Ares Operating Group Limited Partner (as defined in the Certificate of Incorporation) other than the Company and its subsidiaries. Ares Management GP LLC is the sole holder of shares of our Class B common stock and Ares Voting LLC is the sole holder of shares of our Class C common stock. Our Class B common stock and our Class C common stock are non-economic and holders thereof shall not be entitled to: (i) dividends from the Company or (ii) receive any assets of the Company in the event of any dissolution, liquidation or winding up of the Company. Ares Management GP LLC and Ares Voting LLC are both wholly owned by Ares Partners Holdco LLC. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”) and qualifies for exceptions from certain corporate governance rules of the NYSE. The Company also has non-voting common stock solely held by SMBC, which has the same economic rights as the Class A common stock.
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

Structure and Operation of our Funds
We conduct the management of our funds and other similar private vehicles primarily through organizing a limited partnership or other limited liability structure in which entities organized by us accept commitments and/or funds for investment from institutional investors and other investors. Such commitments are generally drawn down from investors on an as needed basis to fund investments over a specified term. Our Credit Group funds also include structured funds in which the investor’s capital is fully funded upon or soon after the subscription for interests in the fund. The CLOs that we manage are structured investment vehicles that are generally private limited liability companies. Our drawdown funds are generally organized as limited partnerships or limited liability companies. However, there are non-U.S. funds that are structured as corporate or non-partnership entities under applicable law. We also advise a number of investors through SMA relationships structured as contractual arrangements or single investor vehicles. In the case of our SMAs that are not structured as single investor vehicles, the investor, rather than us, generally controls custody of the investments with respect to which we advise. We also manage closed-end interval funds (APMF and CADC) that allow for periodic redemptions of the various share classes, four publicly-traded corporations (AAC II, ACRE, ARCC and ARDC), two non-traded REITs (AIREIT and AREIT) and a non-traded BDC (ASIF). ACRE, ARDC and ARCC do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law (including distribution requirements that must be met to maintain regulated investment company (“RIC”) or REIT status). However, ACRE’s charter includes certain limitations relating to the ownership or purported transfer of its common stock in violation of the REIT ownership requirements. In addition, Class A ordinary shares issued by AAC II are redeemable for cash by the public shareholders in the event that AAC II does not complete a business combination or tender offer associated with stockholder approval provisions.

Our funds are generally advised by Ares Management LLC, which is registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), a wholly owned subsidiary thereof or subsidiary controlled by AMC. Responsibility for the day-to-day operations of each investment vehicle is typically delegated to the Ares entity serving as investment adviser pursuant to an investment advisory, management or similar agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles and certain rights of termination with respect to our investment advisory agreements. With the exception of certain of the publicly-traded investment vehicles, the investment vehicles themselves do not generally register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in reliance on applicable exemptions thereunder.

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

Capital Invested In and Through Our Funds

To further align our interests with those of investors in our funds, we have invested the firm’s capital and that of our professionals in the funds we sponsor and manage. General partner capital commitments to our funds are determined separately with respect to our funds and, generally, are less than 5% of the total commitments of any particular fund. We determine the general partner capital commitments based on a variety of factors, including regulatory requirements, investor requirements, estimates regarding liquidity over the estimated time period during which commitments will be funded, estimates regarding the amounts of capital that may be appropriate for other opportunities or other funds we may be in the process of raising or are considering raising, prevailing industry standards with respect to sponsor commitments and our general working capital requirements. Our general partner capital commitments are typically funded with cash and not with carried interest or deferral of management fees. We generally offer a portion of the general partner commitments to our eligible professionals in accordance with the Investment Company Act. Ares employees had capital commitments of $2.4 billion in Ares-managed funds as of December 31, 2023. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Regulatory and Compliance Matters

Our businesses, as well as the financial services industry, generally are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, antitrust laws, anti-money laundering laws, anti-bribery laws relating to foreign officials, tax laws and data privacy laws with respect to client and other information, and some of our funds invest in businesses that operate in highly regulated industries. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could expose us to liability and/or reputational damage. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the laws or rules, or interpretation or enforcement of existing laws and rules, either in the U.S. or elsewhere, may directly affect our mode of operation and profitability. See “Item 1A. Risk Factors—Risks Related to Regulation.”
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

Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation (“GDPR”), a European Union (“EU”) regulation designed to protect privacy rights of individuals residing in the European Economic Area (the “EEA”), the GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland by virtue of Section 3 of the European Union Withdrawal Act 2018 (as amended) and the Data Protection Act 2018 (collectively, “U.K. GDPR”) with respect to individuals residing in the United Kingdom (the “U.K.”), and various state and federal privacy laws applicable to individuals residing in the U.S., including the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act. Other comprehensive privacy laws have been enacted or passed in numerous U.S. states, including Colorado, Connecticut, Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas, Utah and Virginia. Various global privacy laws also apply to our business, including those in Australia, the Cayman Islands, Hong Kong, India, Korea, Japan, Dubai and Singapore. These privacy laws are quickly evolving and may conflict with one another. Any failure to comply with such laws or regulations could result in substantial fines, penalties and/or sanctions, litigation, as well as reputational harm. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations or enacted, our financial performance or plans for growth may be adversely impacted.

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
Additionally, the SEC and various self-regulatory organizations have in recent years increased their regulatory activities in respect of investment management firms. See “Item 1A. Risk Factors—Risks Related to Regulation—Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations.” Since September 2019, the SEC has required broker-dealers, or natural persons who are associated persons of broker-dealers, to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities, without placing the financial or other interest of the broker, dealer or natural person who is an associated person of a broker-dealer making the recommendation ahead of the interest of the retail customer (“Regulation Best Interest”). Regulation Best Interest requires broker-dealers to evaluate available alternatives, including those that may have lower expenses and/or lower investment risk than our investment funds. The term “retail customer” is defined as a natural person who uses such a recommendation primarily for personal, family or household purposes, without reference to investor sophistication or net worth. The “best interest” standard is satisfied through compliance with certain disclosure, duty of care, conflict of interest mitigation and compliance obligations. Under Regulation Best Interest, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers and their salespersons. The full impact of Regulation Best Interest and state fiduciary standards on broker-dealers cannot be determined at this time. However, it may negatively impact whether broker-dealers and their associated persons are willing to recommend investment products, including our funds, to retail customers, which may adversely impact our ability to distribute our products to certain investors. As such, Regulation Best Interest may reduce the ability of our funds to raise capital, which would adversely affect our business and results of operations. In addition, the U.S. Department of Labor as well as several states have proposed regulations or taken other actions pertaining to conduct standards for investment advisers and broker-dealers that may result in additional regulatory requirements related to our business.

Funds and Portfolio Companies of our Funds

All of our funds are advised by SEC registered investment advisers (or wholly owned subsidiaries thereof). Registered investment advisers are subject to more stringent requirements and regulations under the Investment Advisers Act than unregistered investment advisers. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, managing conflicts of interest and general anti-fraud prohibitions. In addition, the SEC requires investment advisers registered or required to register with the SEC under the Investment Advisers Act that advise one or more private funds and have at least $150 million in private fund assets under management to periodically file reports on Form PF. We have filed, and will continue to file, quarterly reports on Form PF, which has resulted in increased administrative costs and a significant amount of attention and time to be spent by our personnel. The SEC adopted changes to Form PF in 2023, which, among other requirements, requires current reporting upon the occurrence of certain fund-level events. In 2024, the SEC and the Commodity Futures Trading Commission (the “CFTC”) adopted joint amendments to Form PF that will require additional basic information about advisers and the private funds they advise, including identifying information, assets under management, withdrawal and redemption rights, gross asset value and net asset value, inflows and outflows, base currency, borrowings and types of creditors, fair value hierarchy, beneficial ownership and fund performance, as well as additional specific information regarding funds that must report as hedge funds on the form. These amendments will likely increase related administrative costs and burdens.
ARCC and ASIF are registered investment companies that have each elected to be treated as a business development company under the Investment Company Act. APMF, ARDC and CADC are registered investment companies under the Investment Company Act. Each of the registered investment companies has elected, for U.S. federal tax purposes, to be treated as a RIC under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). To maintain its RIC status under the Code, a RIC must timely distribute an amount equal to at least 90% of its investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to its stockholders. In addition, a RIC generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless it distributes in a timely manner an amount at least equal to the sum of: (i) 98% of its ordinary income recognized during a calendar year; (ii) 98.2% of its capital gain net income, as defined by the Code, recognized during the one-year period ending on October 31 of the calendar year; and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which a RIC pays excise tax is generally distributed to its stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, a RIC may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. In addition, as business development companies, ARCC and ASIF must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of ARCC and ASIF’s respective total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” ARCC and ASIF are also generally prohibited from issuing and selling its common stock at a price below net asset value per share and from incurring indebtedness (including for this purpose, preferred stock), if ARCC and ASIF’s respective asset coverage, as calculated pursuant to the Investment Company Act, equals less than 150% after such incurrence.
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
In the EU (but not the U.K.), AIFMD is expected to be amended in 2024. On November 10, 2023, the European Commission published a near-final amending directive, commonly referred to as “AIFMD II”. Assuming AIFMD II is adopted promptly and published in the Official Journal without delay in 2024, most of the changes will become effective in 2026, subject to the grandfathering period for certain of the loan origination provisions and certain Annex IV disclosure requirements which will become effective a year later. It is not yet clear to what extent (if any) the U.K. will seek to reflect AIFMD II in its domestic rules implementing AIFMD.
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
Effective January 1, 2022, the U.K. introduced a prudential regulatory framework for U.K. investment firms (the “Investment Firm Prudential Regime” or “IFPR”). IFPR applies to AML and AELM as U.K. MiFID investment firms as well as to AMUKL, as a U.K. AIFM with MiFID “top-up” permissions. Under IFPR, among other requirements, AML, AMUKL and AELM are required to maintain more onerous policies regarding remuneration of staff, to set an appropriate ratio between the variable and fixed components of total remuneration and to meet requirements on the structure of variable remuneration. AML and AMUKL are considered to be part of the same “prudential consolidation group”, and many of the requirements of IFPR (including but not limited to capital, liquidity and remuneration) apply at the consolidated group level. Under IFPR, each of AML, AMUKL and AELM have made public disclosures on their websites in relation to their: (i) own funds, own funds requirements and governance structures; (ii) risk management; and (iii) remuneration. The new public disclosure requirements mandate more detail, including quantitative information on remuneration paid to staff, split in between classes of employees, and confirmation of the highest severance payment awarded to an individual material risk taker. The requirements of this regime may lead to additional operational and compliance complexity in the short to medium term and possibly higher regulatory capital requirements for the affected firms.
The U.K. has introduced an important and substantial regime, the Consumer Duty, designed to improve outcomes for retail investors, aspects of which became effective on July 31, 2023. Although Ares entities do not generally deal with consumers in the ordinary sense, the regime will apply to certain of our funds.
Our operations and our investment activities worldwide are subject to a variety of regulatory regimes that vary by country. These include operating subsidiaries of Ares Management Asia (Holdings) Limited, which are subject to regulation by various regulatory authorities, including the Securities and Futures Commission of Hong Kong and Monetary Authority of Singapore. In addition, as the ultimate parent of the controlling entity of Aspida Re, a Bermuda Class E insurance company, we are considered its “shareholder controller” (as defined in the Bermuda Insurance Act) by the Bermuda Monetary Authority (the “BMA”).

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
Available Information
Ares Management Corporation is a Delaware corporation. Our telephone number is (310) 201-4100 and our website address is http://www.aresmgmt.com. Information on our website is not a part of this report and is not incorporated by reference herein. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “Investor Resources” section of our website and then click on “SEC Filings.” In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov.

Item 1A. Risk Factors
Risk Factor Summary
Our businesses are subject to a number of inherent risks. We believe that the primary risks affecting our businesses and an investment in shares of our Class A common stock are:
•difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital;
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
•we are subject to risks related to our dependence on members of the Executive Management Committee, senior professionals and other key personnel as well as attracting, retaining and developing human capital in a highly competitive talent market;
•we may experience reputational harm if we fail to appropriately address conflicts of interest or if we, our employees, our funds or their portfolio companies fail (or are alleged to have failed) to comply with applicable regulations in an increasingly complex political and regulatory environment;
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
•increases in interest rates could negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the debt markets on attractive terms, which could adversely impact investment and realization opportunities;
•the use of leverage by us and our funds exposes us to substantial risks, including related to the selection of a replacement for London Interbank Offered Rate (“LIBOR”);

•asset valuation methodologies can be highly subjective and the value of assets may not be realized;
•our funds may perform poorly due to market conditions, political actions or environments, monetary and fiscal policy or other conditions beyond our control;
•third-party investors in our funds may not satisfy their contractual obligation to fund capital calls or may exercise redemption, termination or dissolution rights;
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
•other anti-takeover provisions in our charter documents could delay or prevent a change in control; and
•we are subject to risks related to our tax receivable agreement (the “TRA”).

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
Our businesses are materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, the availability and cost of credit, persistent inflation, changes in laws (including laws relating to our taxation, taxation of our investors and the possibility of changes to regulations applicable to alternative asset managers), trade policies, commodity prices, tariffs, currency exchange rates and controls and national and international political circumstances (including wars and other forms of conflict, civil unrest, terrorist acts, and security operations), general economic uncertainty and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, other adverse weather and climate conditions and pandemics. These factors are outside of our control and may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions.
Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the conflict between Russia and Ukraine and more recently between Israel and Hamas and the ongoing instability in the Middle East region. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over increasing inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the upcoming 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies.

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
A number of factors have had and may continue to have an adverse impact on credit markets in particular. The weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors. In addition, in an effort to combat inflation the Federal Reserve has increased the federal funds rate in 2023. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing for significant acquisition and disposition transactions. Moreover, while conditions in the U.S. economy have generally improved since the credit crisis, many other economies continue to experience weakness, tighter credit conditions and a decreased availability of foreign capital. Since credit represents a significant portion of our business and ongoing strategy, any of the foregoing could have a material adverse impact on our business prospects and financial condition.
These and other conditions in the global financial markets and the global economy may result in adverse consequences for us and our funds, each of which could adversely affect the business of such funds, restrict such funds’ investment activities, impede such funds’ ability to effectively achieve their investment objectives and result in lower returns than we anticipated at the time certain of our investments were made. More specifically, these economic conditions could adversely affect our operating results by causing:

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
During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we and our funds invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us and our funds. Negative financial results in our funds’ portfolio companies may reduce the value of their portfolio companies, the net asset value of our funds and the investment returns for our funds, which could have a material adverse effect on our operating results and cash flow. In addition, such conditions would increase the risk of default with respect to credit-oriented or debt investments. Our funds may be adversely affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds and thus adversely impact our prospects for future growth.
Inflation has adversely affected and may continue to adversely affect our business, results of operations and financial condition of our funds and their portfolio companies.
Certain of our funds and their portfolio companies are in industries that have been impacted by inflation. Although the U.S. inflation rate has decreased in the fourth quarter, it remains well above the historic levels over the past several decades. Such inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our funds’ portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results. In addition, any projected future decreases in the operating results of our funds’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our fund investments could result in future realized or unrealized losses.

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
In recent periods there has been an increasing level of public discourse, debate and media coverage regarding the appropriate extent of regulation and oversight of the financial industry, including investment firms, as well as the tax treatment of certain investments and income generated from such investments. For further discussion regarding legislation affecting the taxation of carried interest, see “—We depend on the members of the Executive Management Committee, senior professionals and other key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.” There is ongoing uncertainty regarding prospective changes in law and regulation affecting the U.S. private equity industry, including the possibility of significant revision to the Code and U.S. securities and financial laws, rules and regulations. See “—Risks Related to Taxation—Applicable U.S. and foreign tax law, regulations, or treaties, and changes in such tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely affect our effective tax rate, tax liability, financial condition and results, ability to raise funds from certain foreign investors, increase our compliance or withholding tax costs and conflict with our contractual obligations” and “—Risks Related to Regulation—Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations.” The likelihood of occurrence and the effect of any such change is highly uncertain and could have an adverse impact on us, our funds and their portfolio companies.

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
Our ability to raise capital from investors depends on a number of factors, including many that are outside our control. Investors may downsize their investment allocations to alternative asset managers to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. If the value of an investor’s portfolio decreases as a whole, the amount available to allocate to alternative investments could decline. Further, investors often evaluate the amount of distributions they have received from existing funds when considering commitments to new funds. Poor performance of our funds, or regulatory or tax constraints, could also make it more difficult for us to raise new capital. Our investors and potential investors continually assess our funds’ performance independently and relative to market benchmarks and our competitors, which affects our ability to raise capital for existing and future funds. If economic and market conditions deteriorate or continue to be volatile, investors may delay making new commitments to funds and/or we may be unable to raise sufficient amounts of capital to support the investment activities of future funds. We may not be able to find suitable investments for the funds to effectively deploy capital, which could reduce our revenues and cash flow and adversely affect our financial condition as well as our ability to raise new funds and our prospects for future growth. In addition, certain investors have implemented or may implement restrictions against investing in certain types of asset classes, such as fossil fuels, which would affect our ability to raise new funds focused on those asset classes. If we were unable to successfully raise capital, our revenue and cash flow would be reduced, and our financial condition would be adversely affected. Furthermore, while our senior professionals have committed substantial capital to our funds, commitments from new investors may depend on the commitments made by our senior professionals to new funds and there can be no assurance that there will be further commitments to our funds by these individuals, and any future investments by them in our funds or other alternative investment categories will likely depend on the performance of our funds, the performance of their overall investment portfolios and other investment opportunities available to them.
The financial projections of our portfolio companies could prove inaccurate.
Our funds generally establish the capital structure of portfolio companies on the basis of financial projections prepared by the management of such portfolio companies. These projected operating results will normally be based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, along with other factors may cause actual performance to fall short of the financial projections that were used to establish a given portfolio company’s capital structure. Because of the leverage that we typically employ in our investments, this could cause a substantial decrease in the value of our equity holdings in the portfolio company. The inaccuracy of financial projections could result in actual performance differing from expectations.
We depend on the members of the Executive Management Committee, senior professionals and other key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.
We depend on the diligence, skill, judgment, business contacts and personal reputations of the members of the Executive Management Committee, senior professionals and other key personnel. Our future success will depend upon our ability to retain our senior professionals and other key personnel and our ability to recruit additional qualified personnel. These individuals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and, in certain cases, have strong relationships with our investors. Therefore, if any of our senior professionals or other key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities, limit our ability to raise capital from certain existing investors or result in the loss of certain existing investors. There is no guarantee that the non-competition and non-solicitation agreements to which certain of our senior professionals and other key personnel are subject, together with our other arrangements with them, will prevent them from leaving, joining our competitors or otherwise competing with us. Such agreements also expire after a certain period of time, at which point such senior personnel would be free to compete against us and solicit our clients and employees. In addition, there is no assurance that such agreements will be enforceable in all cases, particularly as U.S. states and/or federal agencies enact legislation or adopt rules aimed at effectively prohibiting non-competition agreements. In this respect, in January 2023, the U.S. Federal Trade Commission (“FTC”) published a proposed rule that, if finally issued, would generally prohibit post-employment non-compete clauses (or other clauses with comparable effect) in agreements between employers and their employees. If issued, the proposed rule could adversely affect our ability to recruit and retain our professionals.
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
The tax treatment of carried interest has continued to be an area of focus for policymakers and government officials, which could result in a further regulatory action by federal or state governments. Congress and the current Presidential administration may consider legislation to further extend the holding period for carried interest to qualify for long-term capital gains treatment, have carried interest taxed as ordinary income rather than as capital gain, impose surcharges on carried interest or increase the capital gains tax rate. Tax authorities and legislators in other jurisdictions in which Ares has investments or employees could clarify, modify or challenge their treatment of carried interest. For example, the U.K. government has suggested, following a report by the Office of Tax Simplification on the U.K. Capital Gains Tax Regime, that it is keeping the regime under review. Such review could result in a change to the taxation of carried interest with respect to our U.K. investment professionals. If any of these potential changes were effectuated, the amount of taxes that our employees and other key personnel would be required to pay could increase materially and could impact our ability to recruit, retain and motivate employees and key personnel in the relevant jurisdictions or could require us in certain circumstances to consider alternative or modified incentive arrangements for such employees or key personnel. Our efforts to retain and attract investment professionals may also result in significant additional expenses, which could adversely affect our profitability or result in an increase in the portion of our carried interest and incentive fees that we grant to our investment professionals. Additionally, we expect expenses related to equity-based compensation to increase in the future as we grant equity-based awards to attract, retain and compensate employees.
Our failure to appropriately address conflicts of interest could damage our reputation and adversely affect our businesses.
As we expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our and our funds’ investment activities. These conflicts are most likely to arise between or among our funds or between one or more funds across our Credit, Private Equity, Real Assets and Secondaries Groups, and other businesses including any SPACs and similar investment vehicles that we sponsor. These conflicts of interest include:
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
•our funds may acquire positions in a single portfolio company, for example, where the fund that made an initial investment no longer has capital available to invest;
•our funds may invest in different parts of the capital structure of a company in which one or more of our other funds invests. For example, one or more funds may invest in a controlling or other equity interest issued by a portfolio company in which a different fund holds debt securities. Additionally, in connection with an investment we may create multiple tranches of a capital structure and our funds may be allocated investments in these tranches on terms established by us. The interests of our funds may not always be aligned, which may give rise to actual or potential conflicts of interest, or the appearance of conflicts of interest. Further, a direct conflict of interest could arise between the security holders if such a company were to become distressed or develop insolvency concerns. Actions taken for one or more of our funds may be adverse to us or other of our funds;
•our affiliates or portfolio companies may be service providers or counterparties to our funds or portfolio companies and receive fees or other compensation for services that are not shared with our fund investors. In such instances, we may be incentivized to cause our funds or portfolio companies to purchase such services from our affiliates or portfolio companies rather than an unaffiliated service provider despite the fact that a third-party service provider could potentially provide higher quality services or offer them at a lower cost;
•funds in one group could be restricted from selling their positions in such companies for extended periods because investment professionals in another group sit on the boards of such companies or because another part of the firm has received private information;
•certain funds in different groups may invest alongside each other in the same security. ARCC, ASIF and other registered closed-end management investment companies managed by us are permitted to co-invest in portfolio companies with each other and with affiliated funds pursuant to an SEC order (the “Co-Investment Exemptive Order”). The different investment objectives or terms of such funds may result in a potential conflict of interest, including in connection with the allocation of investments between the funds made pursuant to the Co-Investment Exemptive Order;
•conflicts of interest may exist in the valuation of our investments (which can affect fees and carried interest) and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies; and
•fund investors may perceive conflicts of interest regarding investment decisions for funds in which our investment professionals, who have made and may continue to make significant personal investments, are personally invested.
Though we believe we have appropriate means and oversight to resolve these conflicts, our judgment on any particular allocation could be challenged. While we have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that we employ to handle such conflicts if they arise, our decision to permit the investments to occur in the first instance or our judgment on how to minimize the conflict could be challenged. If we fail to appropriately address any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation or regulatory action against us, which may adversely impact our business.
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
Certain funds in different groups may invest alongside each other in the same security. ARCC, ASIF and other registered closed-end management investment companies managed by us are permitted to co-invest in portfolio companies with each other and with affiliated funds pursuant to the Co-Investment Exemptive Order. The different investment objectives or terms of such funds may result in a potential conflict of interest, including in connection with the allocation of investments between the funds made pursuant to the Co-Investment Exemptive Order. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies. We, from time to time, incur fees, costs, and expenses on behalf of more than one fund. To the extent such fees, costs, and expenses are incurred for the account or benefit of more than one fund, each such fund will typically bear an allocable portion of any such fees, costs, and expenses in proportion to the size of its investment in the activity or entity to which such expense relates (subject to the terms of each fund’s governing documents) or in such other manner as we consider fair and equitable under the circumstances such as the relative fund size or capital available to be invested by such funds. Where a fund’s governing documents do not permit the payment of a particular expense, we will generally pay such fund’s allocable portion of such expense.
Potential conflicts will arise with respect to our decisions regarding how to allocate co-investment opportunities among our funds and investors and the terms of any such co-investments. Our fund documents typically do not mandate specific allocations with respect to co-investments. The investment advisers of our funds may have an incentive to provide co-investment opportunities to certain investors in lieu of others. Co-investment arrangements may be structured through one or more of our investment vehicles, and in such circumstances, co-investors will generally bear the costs and expenses thereof (which may lead to conflicts of interest regarding the allocation of costs and expenses between such co-investors and investors in our other funds). The terms of any such existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to us, than the terms of certain of our funds or prior co-investment vehicles, and such different terms may create an incentive for us to allocate a greater or lesser percentage of an investment opportunity to such funds or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest. There can be no assurance that any conflicts of interest will be resolved in favor of any particular funds or investors (including any applicable co-investors) and such investment fund or investor (or the SEC) may challenge our treatment of such conflict, which could impose costs on our business and expose us to potential liability.
We may also decide to provide a co-investment opportunity to certain investors in lieu of allocating more of that investment to our funds, which may adversely impact our fundraising activity.
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

When any of our funds perform poorly, either by incurring losses or underperforming benchmarks, as compared to our competitors or otherwise, our investment record suffers. As a result, our carried interest and incentive fees may be adversely affected and, all else being equal, the value of our assets under management could decrease, which may, in turn, reduce our management fees. Moreover, we may experience losses on investments of our own capital as a result of poor investment performance. If a fund performs poorly, we will receive little or no carried interest and incentive fees with regard to the fund and little income or possibly losses from our own principal investment in such fund. Furthermore, if, as a result of poor performance or otherwise, a fund does not achieve total investment returns that exceed a specified investment return threshold over the life of the fund or other measurement period, we may be obligated to repay the amount by which carried interest that was previously distributed or paid to us exceeds amounts to which we were entitled. Poor performance of our funds and other vehicles could also make it more difficult for us to raise new capital. Investors in our closed-end funds may decline to invest in future closed-end funds we raise as a result of poor performance. Investors in our open-ended funds may redeem their investment as a result of poor performance. Poor performance of our publicly-traded funds may result in stockholders selling their stock in such vehicles, thereby causing a decline in the stock price and limiting our ability to access capital. For further information on the impact of poor fund performance, see “—We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees, which could have an adverse effect on our profit margins and results of operations.”
In addition, if any of our subsidiaries become the sponsor of any SPACs that are unable to successfully complete a business combination within the time limitation provided for such SPAC, we may lose the entirety of our investment. See “—Risks Related to Regulation—Our investments in subsidiaries that have sponsored SPACs and invested in their business combination targets may expose us to increased liabilities, and we may suffer the loss of all or a portion of our investments if the SPAC does not complete a business combination by the applicable deadline or the target is unsuccessful.”
ARCC’s management fee comprises a significant portion of our management fees and a reduction in fees from ARCC could have an adverse effect on our revenues and results of operations.
The management fees we receive from ARCC (including fees attributable to ARCC Part I Fees) comprise a significant percentage of our management fees. The investment advisory and management agreement we have with ARCC categorizes the fees we receive as: (i) base management fees, which are paid quarterly and generally increase or decrease based on ARCC’s total assets (excluding cash and cash equivalents); (ii) fees based on ARCC’s net investment income (before ARCC Part I Fees and ARCC Part II Fees), which are paid quarterly (“ARCC Part I Fees”); and (iii) fees based on ARCC’s net capital gains, which are paid annually (“ARCC Part II Fees”). We classify the ARCC Part I Fees as management fees because they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter. If ARCC’s total assets or its net investment income (before ARCC Part I Fees and ARCC Part II Fees) were to decline significantly for any reason, including, without limitation, due to fair value accounting requirements, the poor performance of its investments or the failure to successfully access or invest capital, the amount of the fees we receive from ARCC, including the base management fee and the ARCC Part I Fees, would also decline significantly, which could have an adverse effect on our revenues and results of operations. In addition, because ARCC Part II Fees are not paid unless ARCC achieves cumulative aggregate realized capital gains (net of cumulative aggregate realized capital losses and aggregate unrealized capital depreciation), ARCC’s Part II Fees payable to us are variable and not predictable. In addition, ARCC Part I Fees and ARCC Part II Fees may be subject to cash payment deferral if certain return hurdles in accordance with the contractual terms are not met, which could have an adverse effect on our cash flows if such deferral is sustained for an extended period. In such cases, the contractual payments to employees as compensation related to such ARCC Part I Fees and ARCC Part II Fees are also deferred, which would limit the associated impact to our liquidity. We may also, from time to time, waive or voluntarily defer any fees payable by ARCC in connection with strategic transactions.
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
A major public health crisis, like the COVID-19 pandemic, could disrupt the U.S. and global economy and industries in which we, our funds and our funds’ portfolio companies operate and negatively impact us, our funds or our funds’ portfolio companies.
A major public health crisis could impact the U.S. and global economy. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis, has, and may in the future, adversely impact our and our funds’ business and operations, as well as the business and operations of our funds’ portfolio companies. For example, such disruptions have adversely affected, and in the future could again, impair our ability to raise funds or deter fund investors from investing in new or successor funds that we are marketing particularly in certain industries in which certain of our funds’ portfolio companies operate, including energy, hospitality, travel, retail and restaurant industries. Additionally, while restrictions have generally been lifted globally, and the World Health Organization has declared the end of the COVID-19 global health emergency, the COVID-19 pandemic contributed, and any future public health crisis could contribute, to adverse impacts on global commercial activity and supply chain operations and significant volatility in the equity and debt markets. Such volatility could increase credit and liquidity risk and hamper our and our funds’ ability to deploy capital, all of which could negatively impact our and our funds’ performance, as well as the business and operations of our funds’ portfolio companies.
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
In addition, pursuing investment opportunities outside the U.S. presents challenges not faced by U.S. investments, such as different legal and tax regimes and currency fluctuations, which require additional resources to address. To accommodate the needs of global investors and strategies we must structure investment products in a manner that addresses tax, regulatory and legislative provisions in different, and sometimes multiple, jurisdictions. These laws may not always be consistent with each other. Further, in conducting business in foreign jurisdictions, we are often faced with the challenge of ensuring that our activities and those of our funds and, in some cases, our funds’ portfolio companies, are consistent with U.S. or other laws with extraterritorial application, such as the USA PATRIOT Act and the U.S. Foreign Corrupt Practices Act (the “FCPA”). Moreover, actively pursuing international investment opportunities may require that we increase the size or number of our international offices. Pursuing foreign fund investors means that we must comply with international laws governing the sale of interests in our funds, different investor reporting, investor “know your customer” requirements and information processes and other requirements, which may impact our ability to service such investors. As a result, we are required to continuously develop our systems and infrastructure, including employing and contracting with foreign businesses and entities, in response to the increasing complexity and sophistication of the investment management market and legal, accounting and regulatory situations. This growth has required, and will continue to require, us to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that we will be able to manage or maintain appropriate oversight over our expanding international operations effectively or that we will be able to continue to grow this part of our businesses, and any failure to do so could adversely affect our ability to generate revenues and control our expenses. See “—Risks Related to Regulation—Regulatory changes in jurisdictions outside the U.S. could adversely affect our businesses.”
We may enter into new lines of business and expand into new investment strategies, geographic markets, strategic partnerships and businesses, each of which may result in additional risks, expenses and uncertainties in our businesses.

We intend, if market conditions warrant, to grow our businesses by increasing assets under management in existing businesses and expanding into new investment strategies, geographic markets, strategic partnerships and businesses. We may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners, acquisition of companies, or other strategic initiatives (including through our other businesses), which may include entering into new lines of business. In addition, consistent with our past experience, we expect opportunities will arise to acquire other alternative or traditional asset managers.
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
•compliance with or applicability to our business or our funds’ portfolio companies of regulations and laws, including, in particular, local regulations and laws and customs in the numerous jurisdictions in which we operate and the impact that noncompliance or even perceived noncompliance could have on us and our funds’ portfolio companies;
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
Our growth strategy is based, in part, on the selective development or acquisition of asset management businesses, advisory businesses or other businesses complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things, (i) the availability of suitable opportunities, (ii) the level of competition from other companies that may have greater financial resources, (iii) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities, (iv) our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays, (v) our ability to identify and enter into mutually beneficial relationships with venture partners, and (vi) our ability to properly manage conflicts of interest. In addition, our ability to integrate personnel at acquired businesses into our operations and culture may be impacted by the structure of acquisitions we make, such as contingent consideration and continuing governance rights retained by the sellers.
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
Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken, but such regulation could have a material adverse effect on our business and results of operations.
We regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, such action could increase our cost of doing business or subject us to regulatory action or third-party claims, which could have a material adverse effect on our businesses. For example, the “bad actor” disqualification provisions of Rule 506 of Regulation D under the Securities Act ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person,” is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived by the SEC. The definition of a “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver or, in certain circumstances, terminate our involvement with such “covered person”.
SEC enforcement activity has increased under the current Presidential administration. While we have a robust compliance program in place, it is possible this enforcement activity will target practices which we believe are compliant, and which were not targeted by the prior Presidential administration. For example, the Biden administration and the current leadership of the SEC have signaled that they intend to seek to enact changes to numerous areas of law and regulations currently in effect. In particular, the SEC has signaled an increased emphasis on investment adviser and private fund regulation and has enacted rules that will meaningfully affect investment advisers and their management of private funds. These include rules with respect to fund audits, adviser-led secondary transactions, fee and expense allocation and reporting, beneficial ownership reporting under Exchange Act Sections 13(d) and 13(g), reporting on Form PF, borrowings, preferential investment terms, cybersecurity risk management, ESG disclosure, annual compliance reviews and outsourcing by investment advisers. The SEC is expected to propose additional changes in the future. Such current and future rulemaking is expected to materially impact private funds and private fund advisers and their operations, including increasing compliance burdens and regulatory costs, and heightened risk of regulatory enforcement action such as public sanctions, restrictions on activities, fines and reputational damage. For example, significant time and resources are expected to be required to comply with the private fund adviser rules that the SEC adopted on August 23, 2023, including costs related to reporting and disclosures to investors. Further, implementation of the private fund advisor rules may result in us evaluating certain of our fundraising practices, which could adversely impact fundraising. Any of the foregoing could lead to further regulatory uncertainty, particularly regarding those rules that are currently (or in the future may become) subject to legal challenge from private fund industry groups and others, result in changes to our operations and could materially impact our funds and/or their investments and/or the Company, including by causing us to incur additional expenses.
Federal regulation. Under the Dodd-Frank Act, a 10 voting-member Financial Stability Oversight Council (“FSOC”) has the authority to review the activities of certain nonbank financial firms engaged in financial activities and designate them as systemically important financial institutions (“SIFI”), evaluating, among other things, the impact of the distress of the financial firm on the stability of the U.S. economy. Currently, there are no non-bank financial companies with a non-bank SIFI designation. The FSOC has, however, designated certain non-bank financial companies as SIFIs in the past, and additional non-bank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. In November 2023, FSOC adopted amendments to its guidance regarding procedures for designating non-bank financial companies as SIFIs which eliminated the prior guidance’s prioritization of an “activities-based” approach for identifying, assessing and addressing potential risks to financial stability. Under the previous guidance’s “activities-based” approach, FSOC indicated that it would primarily focus on regulating activities that pose systemic risk rather than focusing on individual firm-specific determinations. The elimination of an “activities-based” approach over designation of an individual firm as a non-bank SIFI may increase the likelihood of FSOC designating one or more firms as a non-bank SIFI. If we were designated as such, it would result in increased regulation of our businesses, including the imposition of capital, leverage, liquidity and risk management standards, credit exposure reporting and concentration limits, enhanced public disclosures, restrictions on acquisitions and annual stress tests by the Federal Reserve. Requirements such as these, which were designed to regulate banking institutions, would likely need to be modified to be applicable to an asset manager, although no proposals have been made indicating how such measures would be adapted for asset managers.
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
Certain classes of interest rate swaps and certain classes of credit default swaps are subject to mandatory clearing, unless an exemption applies. Many of these swaps are also subject to mandatory trading on designated contract markets or swap execution facilities. The CFTC may propose rules designating other classes of swaps for mandatory clearing. Mandatory clearing and trade execution requirements may change the cost and availability of the swaps that we use, and expose our funds to the credit risk of the clearing house through which any cleared swap is cleared. In addition, federal bank regulatory authorities and the CFTC have adopted initial and variation margin requirements for swap dealers, security-based swap dealers and swap entities, including permissible forms of margin, custodial arrangements and documentation requirements for uncleared swaps and security-based swaps. The rules regarding variation margin requirements are now in effect, and as a result some of our funds are required to post collateral to satisfy the variation margin requirements which has made transacting in uncleared swaps more expensive.
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
The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk-taking by covered financial institutions. In 2016, federal bank regulatory authorities and the SEC revised and re-proposed a rule that generally: (i) prohibits incentive-based payment arrangements that are determined to encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss; and (ii) requires those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. For more information on certain incentive compensation paid to our senior executive officers, see “—Risks Related to Shares of Our Common Stock—The market price of shares of our Class A common stock may decline due to the large number of shares of Class A common stock eligible for exchange and future sale.” The Dodd-Frank Act also directs the SEC to adopt a rule that requires public companies to adopt and disclose policies requiring, in the event the company is required to issue an accounting restatement, the contingent repayment obligations of related incentive compensation from current and former executive officers. The SEC has proposed but not yet adopted such rule. To the extent the aforementioned rules are adopted, our ability to recruit and retain investment professionals and senior management executives could be limited.
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
Compliance with existing and new or changing laws and regulations subjects us to significant costs. Moreover, our failure to comply with applicable laws or regulations, including labor and employment laws, could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiaries as investment advisers or registered broker-dealers. For example, the SEC requires investment advisers registered or required to register with the SEC under the Investment Advisers Act that advise one or more private funds and have at least $150.0 million in private fund assets under management to periodically file reports on Form PF. We have filed, and will continue to file, quarterly reports on Form PF, which has resulted in increased administrative costs and requires a significant amount of attention and time to be spent by our personnel. The SEC recently adopted changes to Form PF which, among other requirements, require current reporting upon the occurrence of certain fund-level events, which will likely further increase related administrative costs and burdens. Most of the regulations to which our businesses are subject are designed primarily to protect investors in our funds and portfolio companies and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Even if a sanction is imposed against us, one of our subsidiaries or our personnel by a regulator for a small monetary amount, the costs incurred in responding to such matters could be material, the adverse publicity related to the sanction could harm our reputation, which in turn could have a material adverse effect on our businesses in a number of ways, making it harder for us to raise new funds and discouraging others from doing business with us.
In the past several years, the financial services industry, and private equity and alternative asset managers in particular, has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by adopting a number of new rules that will likely impose significant changes on investment advisers and their management of private funds and by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against private fund managers. This increased enforcement activity may cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.
A number of our investing activities, such as our direct lending business, are also subject to regulation by various U.S. and foreign regulators, and may become subject to new laws, regulations or initiatives. It is impossible to determine the full extent of the impact on us of existing regulation or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our businesses, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Complying with any new laws or regulations could be more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect our profitability. As of December 31, 2023, our direct lending AUM represented 46% of our total AUM.
The SEC’s recent lists of examination priorities includes numerous items related to the oversight of asset managers to private funds, such as: (i) conflicts of interest; (ii) calculation and allocation of fees and expenses; (iii) compliance with certain rules under the Investment Advisers Act relating to marketing and custody; and (iv) policies and procedures regarding the use of alternative data. In addition, many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding private funds, including the acceleration of monitoring fees, the allocation of broken-deal expenses, the disclosure of operating partner or operating executive compensation, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. Further, the SEC has recently adopted new rules and amendments to existing rules under the Investment Advisers Act that include: (i) a requirement for detailed quarterly disclosure to private fund investors regarding performance, fees and expenses (including disclosure of the compensation paid to the investment adviser and its affiliates by the private fund) and additional portfolio investment-level disclosure regarding compensation paid to the investment adviser and its affiliates by the portfolio investment; (ii) restrictions on a private fund adviser’s ability to engage in certain activities and practices, such as charging certain fees or expenses, unless the adviser provides certain disclosures to investors, and in some cases, receive investor consent; (iii) limitations on an adviser’s ability to grant certain types of preferential terms regarding redemption or information about portfolio holdings or exposures to only certain private fund investors (e.g., through side letters); (iv) a requirement to provide written notice to investors of preferential terms granted to certain investors in the same private fund; (v) a requirement to obtain an annual audit for each private fund advised by the adviser; (vi) a requirement to obtain a fairness opinion or valuation opinion in connection with an adviser-led secondary transaction; and (vii) a requirement for the adviser to document an annual compliance review in writing.
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
The insurance industry is subject to significant regulatory oversight, both in the U.S. and abroad. Regulatory authorities in many relevant jurisdictions have broad administrative, and in some cases discretionary, authority with respect to insurance companies and/or their investment advisors, which may include, among other things, the investments insurance companies may acquire and hold, marketing practices, affiliate transactions, reserve requirements, capital adequacy including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admissibility of assets, policy form approval, unfair trade and claims practices, advertising, maintaining policyholder privacy, payment of dividends and distributions to shareholders, investments, review and/or approval of transactions with affiliates, reinsurance, acquisitions, mergers and other matters. Insurance regulatory authorities regularly review and update these and other requirements. Currently, there are proposals to increase the scope of regulation of insurance holding companies in the U.S., Bermuda and other jurisdictions. Current proposals in Bermuda (intended to become effective by the BMA in March 2024, subject to certain transitional and grandfathering arrangements) relate to changes to the calculation of the technical provisions framework of insurers and insurance groups, amendments to the computation and flexibility of the Bermuda Solvency Capital Requirement, updates to the prudential rules and reporting forms to modify capital requirements and revisions to the fees charged to life insurers regulated by the BMA. Changes in rules and regulations impacting the insurance industry could adversely impact our expansion into the insurance industry, the prospects of our Bermuda insurance company subsidiary Aspida Re and other investments we make in the insurance industry, both in the U.S. and abroad and limit our ability to raise capital for our funds from insurance companies, which could limit our ability to grow.
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
Our ability to attract and retain investors and to pursue investment opportunities for our funds depends heavily upon the reputation of our professionals, especially our senior professionals. We are subject to a number of laws, obligations and standards arising from our investment management business and our authority over the assets managed by our investment management business. Further, our employees are subject to various internal policies including a Compliance Manual, a Code of Ethics and our Employee Handbook. The violation of these laws, obligations, standards or policies by any of our employees could adversely affect investors in our funds and us. Our businesses often require that we deal with confidential matters of great significance to companies in which our funds may invest. If our employees or former employees were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships. Employee misconduct could also include, among other things, binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), concealing or failing to disclose conflicts of interest with our funds or portfolio companies or otherwise charging (or seeking to charge) inappropriate expenses or inappropriate or unlawful behavior or actions directed towards other employees, or misappropriation of confidential or proprietary information relating to us or our funds’ portfolio companies. Such misconduct could subject us to whistleblower claims, regulatory action and monetary or other penalties. Any claims of retaliation against whistleblowers would exacerbate the consequences of any wrongdoing. The growth of our employee base and increasing operational footprint in new jurisdictions as a result of our expanding global presence may heighten the risk of any of the foregoing, particularly in the context of employees who may not have a close familiarity with industries that are regulated in the same way as ours.
It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one or more of our employees or former employees were to engage in misconduct or were to be accused of such misconduct, our businesses and our reputation could be adversely affected and a loss of investor confidence could result, which would adversely impact our ability to raise future funds. Our current and former employees and those of our funds’ portfolio companies may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our and such portfolio company’s brand and reputation. The pervasiveness of social media, coupled with increased public focus on the externalities of activities unrelated to the business, could further magnify the reputational risks associated with negative publicity.
Changes to the method of determining the LIBOR or the selection of SOFR or SONIA as replacements for LIBOR may affect the value of investments held by us or our funds and could affect our results of operations and financial results.

In July 2017, the FCA, as supervisor of ICE Benchmark Administrator (“IBA”), the administrator of LIBOR, announced that it would phase out LIBOR by the end of 2021 (later extended to the end of June 2023 for USD LIBOR only). IBA ceased publishing GBP, EUR, CHF and JPY LIBOR rates on January 1, 2022 and ceased publishing overnight and 12-month USD LIBOR on June, 30 2023.
In order to avoid disruption for users of LIBOR who were unable to transition to risk-free rates (“RFRs”) prior to relevant deadlines, the FCA required the continued publication of certain LIBOR settings on a changed or “synthetic” methodology (“Synthetic LIBOR”). Synthetic LIBOR settings have been largely transitioned out, and at the date of writing only 3-month GBP Synthetic LIBOR and 1-month, 3-month, and 6-month USD Synthetic LIBOR are being published. Supervised users of all financial contracts other than cleared derivatives are permitted to use these settings in respect of legacy contracts only. The FCA has announced that it intends to compel the publication of these Synthetic LIBOR settings permanently from the following dates: in respect of the GBP Synthetic LIBOR settings, on March 31, 2024, and in respect of the USD Synthetic LIBOR settings, on September 30, 2024.
The nominated replacement for USD LIBOR is the Secured Overnight Financing Rate (“SOFR”) and the nominated replacement for GBP-LIBOR is the Sterling Overnight Interbank Average Rate (“SONIA”). In March 2020, the Federal Reserve began publishing 30-day, 90-day and 180-day tenor SOFR Averages and a SOFR Index and in July 2020, Bloomberg began publishing fall-backs that the International Swaps and Derivatives Association (“ISDA”) implemented in lieu of LIBOR with respect to swaps and derivatives. In July 2021, the CME Group’s forward-looking SOFR term rates were formally recommended by the Alternative Reference Rates Committee.
SOFR and SONIA have a limited history. The future performance of SOFR and SONIA, and SOFR- and SONIA-based reference rates, is uncertain. Future levels of SOFR and SONIA may bear little or no relation to historical levels of SOFR, LIBOR or other rates. SOFR and SONIA are transaction-based rates, and each has been more volatile than other benchmark or market rates during certain periods. Accordingly, use of SOFR or SONIA may result in market inefficiencies. For these reasons, among others, there is no assurance that SOFR or SONIA, or rates derived from SOFR or SONIA, will perform in the same or similar way as USD LIBOR would have performed at any time, and there is no assurance that SOFR- or SONIA-based rates will be a suitable substitute for USD LIBOR.
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
The EU Securitisation Regulation (the “Securitisation Regulation”) includes requirements in relation to transparency and risk retention and restricts AIFMs from investing in securitizations which do not comply with its provisions (“non-compliant securitizations”). The Securitisation Regulation also imposes an obligation on AIFMs to divest any interest in a non-compliant securitization. It is currently unclear if the Regulation applies to non-EU marketing one or more alternative investment funds in the EEA under a national private placement regime. This lack of clarity may hamper our ability to raise capital for some of our non-EEA funds from investors in the EEA or subject such fund raising to additional risks, including, if application of the Securitisation Regulation to non-EEA AIFMs is confirmed, that their funds that market in the EEA could be required to divest of interests in non-compliant securitizations at sub-optimal prices.
Following the U.K.’s exit from the EU, the U.K. intends to repeal the U.K.’s current implementation of the Securitisation Regulation and has published draft legislation (the “Securitisation Regulations 2023”) as part of a policy statement, identifying several areas for revision in the U.K. and divergence from the EU’s Securitisation Regulation. The policy statement and the draft Securitisation Regulations 2023 are still under review and the final rules are still unclear.
The EU Regulation on over-the-counter (“OTC”) derivative transactions, central counterparties and trade repositories (the “European Market Infrastructure Regulation” or “EMIR”) requires the mandatory clearing of certain OTC derivatives through central counterparties. This creates additional risk mitigation requirements (including, in particular, margining requirements) in respect of certain OTC derivative transactions that are not cleared by a central counterparty and imposes reporting and record keeping requirements in respect of most derivative transactions. The requirements are similar to, but not the same as, those in Title VII of the Dodd-Frank Act. The U.K. has on-shored EMIR, with the effect that a similar but not identical set of rules apply in the U.K. (“U.K. EMIR”). Certain cross-border arrangements (e.g., where an Ares European fund enters into derivatives transactions with a U.K. counterparty, transacts on a U.K. trading venue or clears its derivatives transactions through a U.K. clearing house, and vice versa) may be impacted. Although EMIR and U.K. EMIR are substantively similar, there are some areas of regulatory divergence (including differences in the way in which derivatives are reported and a lack of equivalence declarations between the U.K. and the EU with respect to trade repositories) and there can be no guarantee that the U.K. will move in lockstep with the future changes proposed by the EU.
The EU regulation on transparency of securities financing transactions (“SFTR”) requires the mandatory reporting of certain securities financing transactions (“SFTs”), disclosure obligations to counterparties regarding the re-use of collateral, and certain transparency and disclosure obligations for managers of UCITS and AIFs in respect of SFTs and total return swaps. The new SFTR validation rules, which were updated in March 2023, are effective as of September 2023. The U.K. has on-shored SFTR, with the effect that a similar but not identical set of rules apply in the U.K. (“U.K. SFTR”). Certain cross-border arrangements (such as those where an Ares European fund enters into SFT with a U.K. counterparty) may be impacted. Although SFTR and U.K. SFTR are substantively similar, there are some areas of regulatory divergence (including with respect to the new validation rules) and there can be no guarantee that the U.K. will move in lockstep with the future changes proposed by the EU.
Our U.K., other European and Asian operations and our investment activities worldwide are subject to a variety of regulatory regimes that vary by country. In the EU, examples of further legislation may include proposals for further changes to or reviews of the extent and interpretation of pay regulation, including under the EU Regulation on the prudential requirements of investment firms (Regulation (EU) 2019/2033) and its accompanying Directive (Directive (EU) 2019/2034) or the U.K. version, the Investment Firms Prudential Regime (which may have an impact on the retention and recruitment of key personnel), proposals for enhanced regulation of loan origination (see “—Alternative Investment Fund Managers Directive”), credit servicing (see “—Credit Servicers and Purchasers Directive”) and new reporting requirements in relation to securities financing transactions. In the U.K., additional rule changes have affected the approval of certain Ares professionals in the U.K. to work in the regulated financial services sector. Implementation of these new rules may increase our compliance burden and costs. In addition, we regularly rely on exemptions from various requirements of the regulations of certain foreign countries in conducting our asset management activities.
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
Alternative Investment Fund Managers Directive
    AIFMD applies to: (i) AIFMs established in the EEA that manage EEA or non-EEA AIFs; (ii) non-EEA AIFMs that manage EEA AIFs; and (iii) non-EEA AIFMs that market their AIFs to professional investors within the EEA. Non-EEA AIFMs do not currently benefit from marketing passport rights and may only market AIFs to investors in some EEA jurisdictions in accordance with national private placement regimes. The U.K. implemented AIFMD while it was still a member of the EU and “on-shored” it as part of U.K. law, such that similar requirements continue to apply in the U.K. notwithstanding Brexit.
    On November 10, 2023, the European Commission published a near-final amending directive, commonly referred to as “AIFMD II”. Assuming AIFMD II is adopted promptly and published in the Official Journal without delay, most of the changes will come into effect in 2026, subject to the grandfathering period for certain of the loan origination provisions and certain Annex IV disclosure requirements which will come into effect a year later. It is not yet clear to what extent (if any) the U.K. will seek to reflect AIFMD II in its domestic rules implementing AIFMD.
The draft contains a number of amendments to AIFMD, including more onerous delegation requirements which may require a review of AM Lux’s existing arrangements, enhanced substance requirements, additional liquidity management provisions for AIFMs to the extent that they manage open-ended AIFs, and revised regulatory reporting and investor disclosures requirements. The draft also proposed significant new requirements relating to the activities of funds managed by AM Lux which originate loans including new restrictions on the structure which such funds may take.

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
We are not subject to Solvency II; however, many of our European insurer or reinsurer fund investors are subject to this directive, as applied under applicable domestic law. Solvency II may impact insurers’ and reinsurers’ investment decisions and their asset allocations. In addition, insurers and reinsurers are subject to more onerous data collation and reporting requirements. As a result, there is the potential for Solvency II to have an adverse indirect effect on our businesses by, among other things, restricting the ability of European insurers and reinsurers to invest in our funds and imposing on us extensive disclosure and reporting obligations for those insurers and reinsurers that do invest in our funds. On September 22, 2021, the European Commission published proposed legislation to amend the Solvency II Directive. The European Parliament and the Council of the EU are still considering the legislation.
Post Brexit, Solvency II was on-shored in the U.K. In November 2022, His Majesty’s Treasury (“HM Treasury”) issued its response to its consultation on a Review of Solvency II, outlining the areas of reform that would be delivered through changes to the U.K.’s Prudential Regulation Authority’s (“PRA”) rules and legislation. Two consultation papers have since followed, the first published on June 29, 2023 and the second on September 28, 2023. The first consultation paper focused on simplifying the existing framework with the intent of reducing the administrative and reporting requirements (and in turn, costs) for U.K. insurance firms. The second consultation paper included proposals to reform insurers’ matching adjustment mechanism, with the intention of widening the categories of assets which insurers can hold in their portfolios. The intended implementation date for the majority of the changes proposed in the consultation papers is December 31, 2024, with the reforms to the matching adjustment reforms taking effect from June 30, 2024. It is unclear at this stage the extent to which the proposed amendments to Solvency II will have an indirect effect on our businesses.
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
Credit Servicers and Purchasers Directive
In December 2021, a new European Commission directive governing credit servicers, credit purchasers and the recovery of collateral in connection with loans (the “Credit Servicers and Purchasers Directive” or “CSPD”) became effective. The policy aim behind CSPD is the development of a well-functioning secondary market for non-performing loans. Member States were required to adopt and apply measures implementing CSPD by December 30, 2023 and entities carrying on credit servicing activities from December 30, 2023 were required to obtain authorization under the CSPD by June 29, 2024.
The CSPD applies to, among others, “credit servicers” and “credit purchasers” and would impose a number of new requirements relating to licensing, conduct of business and provision of information.
The definition of “credit servicer” in the European Commission proposal is sufficiently broad that it could be construed to include asset managers.
Ares funds which are established in the EU will be in scope of CSPD where they purchase non-performing loans (or purchases loans issued by an EU credit institution that subsequently become non-performing loans) and will be required to appoint a credit servicer for non-performing loans concluded with consumers. Ares funds which are established outside of the EU will be required to designate an EU established representative when purchasing in-scope non-performing loans who will be responsible for compliance with the obligations imposed on the credit purchased under CSPD. The impact of the CSPD, together with other regulatory initiatives in the leveraged and non-performing loans markets, continues to be under review. Such requirements are likely to result in additional compliance and operational costs for Ares managed funds.
Hong Kong Security Law
On June 30, 2020, the National People’s Congress of China passed a national security law (the “National Security Law”), which criminalizes certain offenses including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. The National Security Law also applies to non-permanent residents. Although the extra-territorial reach of the National Security Law remains unclear, the application of the National Security Law to conduct outside Hong Kong by non-permanent residents of Hong Kong could limit the activities of or negatively affect the Company, our funds and/or portfolio companies. The National Security Law has been condemned by the U.S., the U.K. and several EU countries and has created additional tensions between the U.S. and China. Escalation of tensions resulting from the National Security Law, including conflict between China and other countries, protests and other government measures, as well as other economic, social or political unrest in the future, could adversely impact the security and stability of the region and may have a material adverse effect on countries in which the Company, our funds and portfolio companies or any of their respective personnel or assets are located. In addition, any downturn in Hong Kong’s economy could adversely affect the financial performance of the Company and our investments, or could have a significant impact on the industries in which the Company participates, and may adversely affect the operations of the Company, its funds and portfolio companies, including the retention of investment and other key professionals located in Hong Kong.
Regulations governing ARCC’s and ASIF’s operation as business development companies affect their ability to raise, and the way in which they raise, additional capital.
As business development companies, ARCC and ASIF operate as highly regulated businesses within the provisions of the Investment Company Act. Many of the regulations governing business development companies restrict, among other things, leverage incurrence, co-investments and other transactions with other entities within the Ares Operating Group. Certain of our funds may be restricted from engaging in transactions with ARCC or ASIF and their respective subsidiaries. As business development companies registered under the Investment Company Act, ARCC and ASIF may issue debt securities or preferred stock and borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, ARCC and ASIF are currently permitted, as business development companies, to incur indebtedness or issue senior securities only in amounts such that their respective asset coverage ratio, as calculated pursuant to the Investment Company Act, equals at least 150% after each such issuance. ARCC and ASIF are also generally prohibited from issuing and selling their respective common stock at a price below net asset value per share without first obtaining approval from their respective stockholders and independent directors.
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
The publicly-traded investment vehicles that we manage operate under a complex regulatory environment. Such companies require the application of complex tax and securities regulations and may entail a higher level of regulatory scrutiny. In addition, regulations affecting our publicly-traded investment vehicles generally affect their ability to take certain actions. Certain of our vehicles have elected to be treated as a RIC or a REIT for U.S. federal income tax purposes. To maintain their status as a RIC or a REIT, such vehicles must meet, among other things, certain source of income, asset diversification and annual distribution requirements. ARCC and ASIF are required to generally distribute to their respective stockholders at least 90% of their respective investment company taxable income to maintain their RIC status. ARCC, ASIF and our publicly-traded closed-end fund are subject to complex rules under the Investment Company Act, including rules that restrict certain of our funds from engaging in transactions with ARCC, ASIF or the closed-end fund. In addition, subject to certain exceptions, ARCC and ASIF are generally prohibited from issuing and selling their common stock at a price below net asset value per share and from incurring indebtedness (including for this purpose, preferred stock), if ARCC’s or ASIF’s respective asset coverage ratio, as calculated pursuant to the Investment Company Act, equals less than 150% after giving effect to such incurrence. The extent to which the publicly-traded investment vehicles that we manage are negatively affected by these regulations may affect our overall profitability.
Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our businesses.

In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. Under SEC rules addressing “pay to play” practices, investment advisers are prohibited from providing advisory services for compensation to a government entity for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government entity. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records to enable the SEC to determine compliance with the rule. In addition, there have been similar rules on a state level regarding “pay to play” practices by investment advisers. FINRA also has its own set of “pay to play” regulations that are similar to the SEC’s regulations.
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
Increasing scrutiny from stakeholders and regulators with respect to ESG matters could impact our or our funds’ portfolio companies’ reputation, the cost of our or their operations, or result in investors ceasing to allocate their capital to us, all of which could adversely affect our business and results of operations.

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
Conversely, anti-ESG sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions; and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation viewed our funds or ESG practices, including our climate-related goals and commitments, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect the price of our common stock. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose us to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in our funds. In addition, some state attorneys general have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since the decision, with scrutiny of certain corporate DEI practices increasing.
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
In addition, our ESG initiatives, goals, targets, intentions and expectations are subject to change, and no assurance or guarantee can be given that such goals, targets, intentions or expectations (some of which are aspirational in nature) will be met. Statistics and metrics that we report relating to ESG matters are estimates and may be based on assumptions or developing standards (including our internal standards and policies). There can be no assurance that our ESG policies and procedures, including policies and procedures related to responsible investment or the application of ESG-related criteria or reviews to the investment process, including certain metrics or frameworks, will continue. Such policies and procedures may change, even materially, or may not be applied to certain investments. In addition, the act of selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized, or judgement exercised by Ares, will reflect the beliefs or values, internal policies or preferred practices of investors or other managers, or align with market trends. Further, Ares may determine at any point that it is not feasible or practical to implement or complete certain of its ESG initiatives, policies and procedures based on cost, timing or other considerations.
Additionally, certain regulations related to ESG that are applicable to us, our funds and their portfolio companies could adversely affect our business. The European Commission’s “action plan on financing sustainable growth” is designed to, among other things, define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies; and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies.
As part of these regulations, SFDR introduced mandatory sustainability-related transparency requirements for MiFID investment firms providing portfolio management or investment advisory services, and AIFMs. For Ares, this primarily impacts our AIFMs by requiring certain firm-level website disclosures regarding how sustainability risks are integrated into our investment process and remuneration practices. Fund-level disclosures are also required in relation to the integration of sustainability risks into investment decisions and potential impacts on fund returns. From January 1, 2022, further disclosures in periodic reports have been required and, since January 1, 2023 certain template pre-contractual and periodic disclosures must be provided in a uniform template.
Further, firms that offer financial products (such as AIFs) that promote environmental or social characteristics, or which have a sustainable investment objective, will also need to comply with additional disclosure and periodic reporting requirements that are broadly designed to prevent firms from “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). This reporting is mainly focused on the clear and concise articulation of their ESG features and the creation of bespoke key performance indicators to support annual reporting. A significant reorientation in the market following the implementation of these and further measures could be adverse to our funds’ portfolio companies if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or “greenwashing.” There is also a risk that market expectations in relation to SFDR categorization of financial products could adversely affect our ability to raise capital from EEA investors. In September 2023, the European Commission announced a consultation on refinement versus a wholesale re-write of product categorization criteria under SFDR, but the consultation did not contain much in the way of policy suggestions. Ares cannot guarantee that its current approach will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs.
In addition, on June 22, 2020, Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment was published in the Official Journal of the EU (the “Taxonomy Regulation”). The Taxonomy Regulation sets out a framework for classifying economic activities as “environmentally sustainable” and also introduces certain mandatory disclosure and reporting requirements, which supplement those set out in SFDR. The Taxonomy Regulation took effect in part (for climate change mitigation and adaptation) from January 1, 2022 and in part (for remaining environmental objectives) from January 1, 2023.
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
Moreover, on January 5, 2023, the Corporate Sustainability Reporting Directive (“CSRD”) came into effect. Broadly, CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). CSRD requires a much broader range of companies to produce detailed and prescriptive reports on sustainability-related matters within their financial statements – including large EU companies (including EU subsidiaries of non-EU parent companies), EU and non-EU-companies (including small and medium sized enterprises) with listed securities on EU-regulated markets (except micro-undertakings) and non-EU companies with significant turnover and a legal presence on EU markets.
The reporting requirements will be phased in from 2024, with the first reports including audited information on sustainability-related matters being published in 2025 to cover the 2024 financial year. The reporting standards under CSRD within delegated legislation have been adopted by the European Commission and are still due to be published in the Official Journal of the EU. There can be no assurance that adverse developments with respect to such risks will not adversely affect assets held by Ares managed funds that are held in certain countries or the returns from these assets. One or more of our businesses may fall within scope of CSRD and this may lead to increased management burdens and costs.

Finally, starting in 2025 AML and AMUKL will have to disclose certain climate-related financial information in line with the four overarching pillars of the TCFD recommendations (Governance, Strategy, Risk Management, Metrics & Targets) on a mandatory basis under new FCA rules. Collating the relevant data and preparing the relevant report under these new rules could impose additional compliance and administrative burden which could in turn increase costs.

In addition to the above EU regulations, Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduces sustainability disclosure requirements, investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all U.K.-authorized firms in their communications with clients in the

U.K., but the balance of the new regime is directed at U.K. investment funds and U.K. regulated asset managers, that manage or distribute such funds. The FCA has indicated it will consult in early 2024 on alternative approaches to applying the labelling regime to portfolio managers and continues to work with His Majesty’s Treasury to consider its approach in respect of overseas funds. As a result, it is not yet clear to what extent this new legislation will affect Ares. If these rules become applicable to our funds or products, then additional regulatory costs may be incurred and they may also have an impact on our ability to deliver on our fund’s investment strategies and financial returns could be adversely impacted as a result.

In Asia, regulators in Singapore and Hong Kong have introduced requirements for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure. Meanwhile, Australia’s securities regulator issued information on “greenwashing”, and the Australian government is seeking input on the design and implementation of a climate-related financial disclosure regime.

There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, on May 25, 2022, the SEC proposed amendments to rules and reporting forms concerning ESG factors. On August 23, 2023, the SEC adopted its final rule enhancing the regulation of private fund advisers, which includes requirements with respect to the disclosure of certain information to investors that could affect the way certain ESG-related information is shared. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. Growing interest on the part of investors and regulators in ESG factors and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies or their and their funds’ ESG efforts or initiatives, or “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the requirements for the proposed rule are not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. In October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures.
The SEC has also announced that it is working on proposals for mandatory disclosure of certain ESG-related matters, including with respect to board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our funds’ portfolio companies conduct our businesses and adversely affect our profitability.

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
For instance, the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) expanded the scope of U.S. sanctions against Iran. Additionally, Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, the ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates have from time to time publicly filed and/or provided to us the disclosures reproduced in our Quarterly Reports. We do not independently verify or participate in the preparation of these disclosures. We are required to separately file and have separately filed with the SEC a notice when such activities have been disclosed in this report or in our quarterly reports, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, determine whether sanctions should be imposed. As of December 31, 2023, no sanctions have been imposed on us as a result of our disclosures of these activities. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, financial condition and results of operations, and any failure to disclose any such activities as required could additionally result in fines or penalties. In addition, any sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and more recently between Israel and Hamas may impact us, our funds and their portfolio companies.
The U.K.’s exit from the EU (“Brexit”) could adversely affect our business and our operations.
Following the U.K.’s exit from the EU on January 31, 2020 and a transitional period, EEA “passporting rights” facilitating market access into the EEA by U.K. firms, and into the U.K. by EEA firms, are no longer available. Various EU laws have been “on-shored” into domestic U.K. legislation and certain transitional regimes and deficiency-correction powers exist to ease the transition.
The Trade and Cooperation Agreement (the “TCA”) governs certain matters between the U.K. and the EU. While the TCA includes a commitment by the U.K. and the EU to keep their markets open for persons wishing to provide financial services through a permanent establishment, it does not substantively address future cooperation in the financial services sector or reciprocal market access into the EU by U.K. firms under equivalence arrangements or otherwise.
A similar temporary regime, the TMPR, allows AIFMs to continue to market those funds in the U.K. that were in existence on December 31, 2020, on broadly the same terms as previously applied. Unless extended, the TMPR lasts until December 31, 2025.
While the TCA and the TMPR provide clarity in some areas, there remains considerable uncertainty as to the future position of the U.K. and the arrangements which will apply to its relationships with the EU and other countries. The implications and the operation of the TCA and the TMPR may also be subject to change and/or develop at short notice. AM Lux and its EU branches were established to enable Ares to continue certain regulated activities in the EU post Brexit, such as the management and marketing of funds (including funds managed by affiliates of AM Lux) to European investors. Applicable regulatory requirements may increase effective tax rates within Ares’ structure or on its investments, including by way of higher levels of tax being imposed on AM Lux and EU branches of AM Lux.
Further, the development of the U.K.’s future legislative approach and the extent to which the U.K. diverges from EU legislation remains uncertain. The U.K. introduced the Financial Services and Markets Act 2023 (“FSMA 2023”) on June 29, 2023 as a significant piece of legislation that the U.K. government intends to use to bring about changes to the U.K.’s financial services and markets regime. FSMA 2023 contains a number of substantial measures that will overhaul the existing financial services regime, including the implementation of the U.K.’s post-Brexit framework through the repeal of retained EU legislation relating to financial services and markets, as well as the migration of much of that law into regulator’s rulebooks. It is likely that, with the exception of regulations which are no longer needed and which can be repealed without replacement, individual pieces of retained EU will only be revoked once the relevant regulator’s final rules has been established. It is expected that the legislative reform process will be slow, with the U.K. Treasury confirming that it expects it will take a number of years to complete the process of revoking retained EU law. To the extent that U.K. materially diverges from the EU regime, compliance with two diverging regulatory regimes in the EU and U.K. requirements may to continue to increase the operational burden and cost to our operations in these jurisdictions.
These complex issues and other by-products of Brexit may increase the costs of having operations, conducting business and making investments in the U.K. and Europe. As a result, the performance of our funds which are focused on investing in the U.K. and to a lesser extent across Europe, such as certain funds in our Credit and Real Assets Groups may be disproportionately affected compared to those funds that invest more broadly across global geographies or are focused on different regions.
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
The terms of the contracts with these third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight, although the Dodd-Frank Act provides for regulation of the derivatives market. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.
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
Fraud and other deceptive practices or other misconduct at our funds’ portfolio companies, properties or projects could similarly subject us to liability and reputational damage and also harm our businesses.
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
As of December 31, 2023, we had $895.0 million in borrowings outstanding under our credit facility (the “Credit Facility”), and aggregate principal amount of senior notes and subordinated notes of $1,650.0 million and $450.0 million, respectively, are outstanding. We may choose to finance our businesses operations through further borrowings under the Credit Facility or by issuing additional debt. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including the same risks that are applicable to our funds that use leverage as discussed below under “—Risks Related to Our Funds—Dependence on significant leverage by our funds subjects us to volatility and contractions in the debt financing markets could adversely affect our ability to achieve attractive rates of return on those investments.” The occurrence or continuation of any of these events or trends could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, which would cause the interest rate applicable to borrowings under the Credit Facility to increase and could result in other material adverse effects on our businesses. We depend on financial institutions extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding facilities when they mature. In addition, the incurrence of additional debt in the future could result in potential downgrades of our existing corporate credit ratings, which could limit the availability of future financing and/or increase our cost of borrowing. Furthermore, the Credit Facility and the indenture governing our senior notes contain certain covenants with which we need to comply. Non-compliance with any of the covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding. In addition, if we incur additional debt, our credit rating could be adversely impacted.
Borrowings under the Credit Facility will mature in March 2027, our tranches of senior notes mature in October 2024, November 2028, June 2030 and February 2052, respectively, and our subordinated notes mature in June 2051. As these borrowings and other indebtedness mature (or are otherwise repaid prior to their scheduled maturities), we may be required to either refinance them by entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay these borrowings by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to holders of our Class A or non-voting common stock. We may be unable to enter into new facilities or issue debt or equity in the future on attractive terms, or at all. Borrowings under the Credit Facility are SOFR-based obligations. As a result, an increase in short-term interest rates will increase our interest costs if such borrowings have not been hedged into fixed rates.
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

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our investment objective and our net investment income. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. If market rates decrease we may earn less interest income from investments made during such lower rate environment. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. In addition, we may increase our floating rate instruments to position the portfolio for rate increases. On a market value basis, approximately 87% of the debt assets within our Credit Group were floating rate instruments as of December 31, 2023, which we believe helps mitigate volatility associated with changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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
In addition, we operate in a business that is highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, particularly our growth internationally, and the cost of maintaining the information systems technology may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to the information systems technology, could have a material adverse effect on our business and results of operations.
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
We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. Operational risks could increase as third-party service providers increasingly offer mobile and cloud-based software services rather than software services that can be operated within our own data centers, as certain aspects of the security of such technologies may be complex, unpredictable or beyond our control, and any failure by mobile technology or cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential, proprietary or personal information. In addition, our counterparties’ information systems, technology or accounts may be the target of cyber-attacks. Any interruption or deterioration in the performance of these third parties or the service providers of our counterparties or failures or vulnerabilities of their respective information systems or technology could impair the quality of our funds’ operations and could impact our reputation, adversely affect our businesses and limit our ability to grow.
Finally, there has been significant evolution and developments in the use of artificial intelligence technologies, including large language models, such as ChatGPT. We cannot fully determine the impact of such evolving technology to our business at this time.
Our investments in subsidiaries that have sponsored SPACs and invested in their business combination targets may expose us to increased liabilities, and we may suffer the loss of all or a portion of our investments if the SPAC does not complete a business combination by the applicable deadline or the target is unsuccessful.
In February 2021, we invested $23.0 million into a subsidiary that is the sponsor of AAC I, a blank check company. On December 5, 2022, AAC I entered into a business combination agreement among AAC I, X-Energy Reactor Company, LLC (“X-energy”), a Delaware limited liability company and additional parties thereto. On October 31, 2023, AAC I announced that it mutually agreed to terminate its previously announced business combination with X-energy, given challenging market conditions, peer-company trading performance and a balancing of the benefits and drawbacks of becoming a publicly-traded company under current circumstances. Because AAC I did not complete a business combination within the time period required by its amended and restated memorandum and articles of association, AAC I has redeemed all outstanding Class A ordinary shares and ceased all operations other than legal dissolution. In December 2023, we invested $50.0 million into X-energy to support X-energy’s continued growth as a private company. We may lose all or a portion of our investment if X-energy is unsuccessful as a private company.
In April 2023, we invested $14.3 million into a subsidiary that is the sponsor of AAC II, a blank check company. AAC II has until April 25, 2025 to complete a business combination. Prior to a business combination, the sponsor of AAC II (and its permitted transferees) holds 100% of the Class B ordinary shares outstanding of AAC II. The Class B ordinary shares equal 20% of the outstanding ordinary shares of AAC II. Upon the successful completion of an acquisition the pro forma ownership of the new company will vary depending on the business combination terms. There can be no assurances that this scenario and the resulting ownership will manifest, as changes may be made depending upon business combination terms. There is no assurance that AAC II will be successful in completing a business combination or that any business combination will be successful.
Adverse legal and regulatory developments relating to SPACs and their sponsors could adversely affect our business and reputation and result in significant losses and expenses.
We have sponsored AAC I, AAC II and may in the future continue to sponsor or otherwise utilize SPACs or other blank check companies in connection with the operation of our business. Regulatory and legal scrutiny of SPACs and other blank check companies increased significantly in recent years. For example, in 2021, the SEC’s staff issued statements relating to certain accounting classifications applicable to the financial statements prepared by SPACs, leading to many SPACs, including AAC I, having to restate their financial statements and, in January 2024, the SEC adopted final rules that, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The SEC has also recently brought enforcement actions against a SPAC and its sponsor for misleading claims in advance of a proposed business combination. In addition, litigation challenging completed and pending acquisitions by SPACs has increased, and in such litigation, it is possible that sponsors and/or their director designees may be held liable either for breaches of fiduciary duties owed to the SPAC’s public stockholders or for certain actions or omissions by the SPAC, including the failure by the SPAC to comply with applicable securities laws. Litigation has also arisen asserting that SPACs are violating federal securities laws by operating as unregistered investment companies. Any liabilities arising from these developments could adversely impact our business as well as harm our professional reputation. Moreover, we may lose all or a portion of our investment in any SPAC that we sponsor or become affiliated with if a business combination is not completed as contemplated or if the business combination is unsuccessful, which may also result in significant regulatory scrutiny, litigation costs and other expenses. AAC I did not complete a business combination within the time period required by its amended and restated memorandum and articles of association, and is going through the dissolution and liquidation process.
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
The market prices of debt instruments and publicly-traded securities held by some of our funds may be volatile and are likely to fluctuate due to a number of factors beyond our control, including actual or anticipated changes in the profitability of the issuers of such securities, general economic, social or political developments, changes in industry conditions, changes in government regulation, shortfalls in operating results from levels forecast by securities analysts, inflation and rapid fluctuations in inflation rates and the general state of the securities markets as described above under “—Risks Related to Our Businesses—Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition,” and other material events, such as significant management changes, financings, re-financings, securities issuances, acquisitions and dispositions. The value of publicly-traded securities in which our funds invest may be particularly volatile as a result of these factors. In addition, debt instruments that are held by our funds to maturity or for long terms must be “marked-to-market” periodically, and their values are therefore vulnerable to interest rate fluctuations and the changes in the general state of the credit environment, notwithstanding their underlying performance. Changes in the values of these investments may adversely affect our investment performance and our results of operations.
Our funds may be unable to deploy capital at a steady and consistent pace, which could have an adverse effect on our results of operations and future fundraising.
The pace and consistency of our funds’ capital deployment has been, and may in the future continue to be, affected by a range of factors, including market conditions, regulatory developments and increased competition, which are beyond our control. In particular, the private equity and real estate markets have recently experienced a slowdown in deal activity. In addition, the private markets have continued to experience challenges with downward pressure on valuations and muted opportunities for realizations. To the extent these market dynamics continue, it may continue to impact the pace and consistency of our funds’ capital deployment. During the same period, our AUM not yet paying fees may increase due to ongoing fundraising. While this AUM not yet paying fees represents significant future fee-earning potential, our inability to deploy this capital on the timeframe we expect, or at all, and on terms that we believe are attractive, would reduce or delay the management fees, carried interest and incentive fees that we would otherwise expect to earn on this capital. Any such reduction or delay would impair our ability to offset investments in additional resources that we often make to manage new capital, including hiring additional professionals. Moreover, we could be delayed in raising successor funds. The impact of any such reduction or delay would be particularly adverse with respect to funds where management fees are paid on invested capital. Any of the foregoing could have a material adverse effect on our results of operations and growth.

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
In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could reduce the performance and investment income earned by us. Similarly, our funds’ portfolio companies regularly utilize the corporate debt markets to obtain financing for their operations. If the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns of our funds. In addition, if the markets make it difficult or impossible to refinance debt that is maturing in the near term, some of our funds’ portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
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
Our funds may choose to use leverage as part of their respective investment programs and certain funds, particularly in our Credit Group, regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. In addition, as business development companies registered under the Investment Company Act, ARCC and ASIF are currently permitted to incur indebtedness or issue senior securities only in amounts such that its asset coverage ratio equals at least 150% after each such issuance. ARCC and ASIF’s ability to pay dividends will be restricted if their respective asset coverage ratio falls below 150% and any amounts that they use to service their respective indebtedness are not available for dividends to its common stockholders. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
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
Many of our funds invest in assets that are high risk, illiquid or subject to restrictions on transfer and we may fail to realize any profits from these activities ever or for a considerable period of time or lose some or all of the capital invested.
Many of our funds invest in securities that are not publicly-traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds generally cannot sell these securities publicly unless either their sale is registered under applicable securities laws or an exemption from such registration is available, and then only at such times when we do not possess material nonpublic information. Accordingly, our funds may be forced, under certain conditions, to sell securities at a loss. The ability of many of our funds, particularly our Private Equity Group funds, to dispose of these investments is heavily dependent on the capital markets and in particular the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability of the portfolio company in which such investment is held to complete an initial public offering. Even if the securities are publicly-traded, large holdings of securities can often be disposed of only over a substantial period of time. Moreover, because the investment strategy of many of our funds, particularly our Private Equity Group funds, often entails our having representation on our funds’ public portfolio company boards, our funds can affect such sales only during limited trading windows. Each of these exposes investment returns to risks of downward movement in market prices during the intended disposition period. As a result, we may fail to realize any profits from our investments in the funds that hold these securities for a considerable period of time or at all, and we may lose some or all of the principal amount of our investments. In addition, market conditions can also delay our funds’ ability to exit and realize value from their investments. For example, rising interest rates and challenging credit markets may make it difficult for potential buyers to raise sufficient capital to purchase our funds’ investments. Although the equity markets are not the only means by which we exit investments from our funds, the strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in the portfolio companies of our funds in a timely manner. We may also realize investments through strategic sales. When financing is not available or becomes too costly, it may be more difficult to find a buyer that can successfully raise sufficient capital to purchase our investments. In addition, volatile debt and equity markets may also make the exit of our investments more difficult to execute.
Certain investments may trade on an “over-the-counter” market, which may be any location where the buyer and seller can settle a price. A significant portion of our funds’ investments are not expected to trade in any market. Due to the lack of centralized information and trading, the valuation of such instruments may carry more risk than publicly-traded common stock. Uncertainties in the conditions of the financial market, unreliable reference data, lack of transparency and inconsistency of valuation models and processes may lead to inaccurate asset pricing (or valuation). In addition, other market participants may value a fund’s investments differently than us.
As many of our funds have a finite term, we could also be forced to dispose of investments sooner than otherwise desirable. Accordingly, under certain conditions, our funds may be forced to either sell their investments at lower prices than they had expected to realize or defer sales that they had planned to make, potentially for a considerable period of time. We have made and expect to continue to make significant capital investments in our current and future funds and other strategies. Contributing capital to these funds and new strategies is risky, and we may lose some or all of the principal amount of our investments.
Government policies regarding certain regulations, such as antitrust law, or restrictions on foreign investment in certain of our funds’ portfolio companies or assets can also make it more difficult for us to deploy capital in certain jurisdictions and limit our funds’ exit opportunities.
The U.S. and many non-U.S. jurisdictions have laws designed to protect national security or to restrict foreign direct investment. For example, under the U.S. Foreign Investment Risk Review Modernization Act (“FIRRMA”), the Committee on Foreign Investment in the United States (“CFIUS”) has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the United States. Many non-U.S. jurisdictions restrict foreign investment in assets important to national security by taking steps including, but not limited to, placing limitations, restrictions or conditions on foreign equity investment, implementing investment screening or approval mechanisms and restricting the employment of foreigners as key personnel. These U.S. and foreign laws could limit our funds’ ability to invest in certain businesses or entities or impose burdensome notification requirements, operational restrictions or delays in pursuing and consummating transactions.
Certain of our investments may be subject to review and approval by CFIUS or any non-U.S. equivalents thereof, which may have outsized impacts on transaction certainty, timing, feasibility and cost, and may prevent us from maintaining or pursuing investment opportunities that we otherwise would have maintained or pursued. CFIUS or any non-U.S. equivalents thereof may seek to impose limitations, conditions or restrictions on or prohibit one or more of our investments, which may adversely affect the ability of our funds to execute on their investment strategy with respect to such transaction as well as limit our flexibility in structuring or financing certain transactions. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions, conditions or limitations on, transactions post-closing. Our funds may also invest in companies that are, or may become, subject to CFIUS requirements based on pre-existing foreign ownership and control; in such cases, CFIUS requirements may adversely impact a portfolio company’s ability to obtain or retain business or otherwise make it more difficult for us to realize a profit from an investment.
The foregoing laws could limit our ability to find suitable investments and could also negatively impact our fundraising and syndication activities by causing us to exclude or limit certain investors in our funds or co-investors for our transactions. Moreover, these laws may make it difficult for us to identify suitable buyers for our investments that we want to exit and could constrain the universe of exit opportunities generally. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or our portfolio companies to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny and reputational harm. See “—Risks Related to Regulation—Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations.”
In addition to undertaking active ongoing investigative agendas, the U.S. Department of Justice Antitrust Division and the FTC, the two agencies responsible for enforcing federal antitrust and competition laws, issued new Merger Guidelines in December 2023, designed to invigorate enforcement of the antitrust and competition laws. Antitrust and competition law enforcers and regulators in foreign jurisdictions have been similarly active. These initiatives are expected to increase scrutiny of mergers and acquisitions and to result in the adoption of more stringent guidelines for pre-approval of mergers, and potentially for review of previously consummated transactions as well. As a result, the process of obtaining pre-approval from U.S. antitrust agencies and other non-U.S. antitrust authorities for mergers and acquisitions undertaken by the investment funds we manage is expected to become more challenging, more time consuming and more expensive. We may even be required to undergo investigations concerning previously closed transactions. If certain proposed acquisitions or dispositions of portfolio companies by our managed investment funds are delayed or rejected by antitrust enforcers, or if previously closed transactions are investigated, it could have an adverse impact on our ability to generate future performance revenues and to fully invest the available capital in our funds, as well as reduce opportunities to exit and realize value from our fund investments.
In August 2023, the President issued an executive order establishing an outbound investment screening regime that is intended to regulate or prohibit certain investments by U.S. persons in advanced technology sectors in China and other jurisdictions that may be designated as a “country of concern.” While the U.S. Department of the Treasury proposed rules in August 2023 contemplating the imposition of notification requirements for, and the potential prohibition of, outbound investment involving semiconductors and microelectronics, quantum information technologies and artificial intelligence by U.S. persons into certain entities with a nexus to China, the exact scope and application of the outbound investment program has yet to be determined. Moreover, there is a high likelihood that the number of targeted sectors will expand over the life of our funds. When restrictions on U.S. outbound investment become effective, these could limit the universe of prospective investments available to us, making it more difficult to deploy capital or identify buyers for investments, and/or adversely affect the governance and operations of our investments and thus our overall performance.
State regulatory agencies may also impose restrictions on private funds’ investments in certain types of assets, which could affect our funds’ ability to find attractive and diversified investments and to complete such investments in a timely manner. For example, more than two dozen U.S. states have enacted or are considering legislation that would prohibit, restrict, or regulate foreign investment in real property in such states. We cannot exclude that some or all of these states may prohibit, restrict or regulate (including requiring disclosure of) our funds’ transactions, including based on the composition of our investor base. Collectively, these laws also elevate the likelihood that we will be required or requested to disclose to U.S. federal and/or state regulators information about us, our funds, our investors, our structure, and our beneficial ownership and control and may impact the ability of non-U.S. limited partners to participate in certain of our investment strategies.
Many of the power, infrastructure and energy companies in which certain of our funds invest are subject to regulation by the Federal Energy Regulatory Commission (“FERC”), which oversees acquisition and disposition of electric generation, transmission and other electric facilities in most of the U.S., along with transmission of electricity in interstate commerce in the U.S., and wholesale purchases and sales of electric energy in interstate commerce in the U.S., among other things. In some U.S. states, public utility commissions can also (or alternatively) regulate investments in, or transfers of, certain electric sector holdings and infrastructure. Under existing regulations, FERC and public utility commissions may, in some circumstances, slow, or impose restrictions on, investments in or transfers of regulated assets. Changes to regulations, or changes to interpretations thereof, by FERC or public utility commissions may similarly make regulated investments, acquisitions or dispositions more challenging or time-consuming, and may subject previously-exempt classes of transactions to new authorization requirements. While our investments are exposed to FERC and public utility commission regulation in a manner that is consistent with other participants in the power, infrastructure and energy sector, such regulations could nonetheless result in delays in making investments, delays in exiting investments or limitations or conditions that may adversely affect the ability of our funds to execute on their investment strategy with respect to such transactions as well as limit our flexibility in structuring or financing certain transactions.

Certain of our funds make preferred and common equity investments that rank junior to preferred equity and debt in a company’s capital structure.
In most cases, the companies in which our investment funds invest have, or are permitted to have, outstanding indebtedness or equity securities that rank senior to our fund’s investment. By their terms, such instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investment. In addition, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Moreover, during periods of financial distress or following an insolvency, the ability of our funds to influence a company’s affairs and to take actions to protect their investments may be substantially less than that of the senior creditors.

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
Contingent liabilities could harm fund performance.
We may cause our funds to acquire an investment that is subject to contingent liabilities. Such contingent liabilities could be unknown to us at the time of acquisition or, if they are known to us, we may not accurately assess or protect against the risks that they present. Acquired contingent liabilities could therefore result in unforeseen losses for our funds. In addition, in connection with the disposition of an investment in a portfolio company, a fund may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of a business. A fund may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate. These arrangements may result in the incurrence of contingent liabilities by a fund, even after the disposition of an investment. Accordingly, the inaccuracy of representations and warranties made by a fund could harm such fund’s performance.

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
Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest.

Our performance and the performance of our funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. The recent global economic downturn induced by the COVID-19 pandemic had a significant impact in overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we advise. Although we believe the U.S. economy has largely recovered from the economic crisis induced by the COVID-19 pandemic, there remain many obstacles to continued growth in the economy such as global geopolitical events, persistent inflation or deflation, rising interest rates and high debt levels, both public and private. These factors and other general economic trends are likely to affect the performance of portfolio companies in a range of industries. The performance of our funds, and our performance, may be adversely affected if our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends.
The performance of our investments with underlying exposure to the commodities markets is also subject to a high degree of business and market risk, as it is dependent upon prevailing prices of commodities such as oil, natural gas and coal, which are subject to wide fluctuation for a variety of factors that are beyond our control, such as geopolitical developments like hostilities in the Middle East region and between Russia and Ukraine. It is common in making investments with underlying exposure to the commodities markets to deploy hedging strategies to protect against pricing fluctuations but such strategies may or may not protect our investments. Declining global commodity prices have impacted the value of securities held by our funds. Continued volatility could result in lower returns than we anticipated at the time certain of our investments were made. As of December 31, 2023, 1% of our total AUM was invested in debt and equity investments in the energy sector (of which less than 1% of our total AUM was invested in midstream investments and also includes oil and gas exploration) and less than 1% of our total AUM was invested in renewable energy investments that were challenged from the market disruption and volatility experienced in the recent past.
In respect of real estate, various factors could have an adverse effect on investment performance, including, but not limited to, rising mortgage interest rates, a low level of confidence in the economic recovery or the residential real estate market.
Our failure to comply with investment guidelines set by our clients and/or investors could result in damage awards against us or a reduction in AUM, either of which would cause our earnings to decline and adversely affect our business.
When clients retain us to manage assets on their behalf, they specify certain guidelines regarding investment allocation and strategy that we are required to observe in the management of their portfolios. Similarly, investors in our funds often require certain investment restrictions or limitations be included in their side letters that we are contractually obligated to observe in the management of such investors’ interests in the applicable fund. Similarly, investors in our funds often require certain investment restrictions or limitations be included in their side letters that we are contractually obligated to observe in the management of such investors’ interests in the applicable fund. Our failure to comply with these guidelines, restrictions and other limitations could result in clients terminating their investment management agreement with us or investors seeking to withdraw from our funds. Clients or investors could also sue us for breach of contract and seek to recover damages from us. In addition, such guidelines may restrict our ability to pursue certain investments and strategies on behalf of our clients or limit an investor’s exposure to such investments and strategies that we believe are economically desirable, which could similarly result in losses to a client account or investor capital account or termination or potential withdrawal of the account or investor and a corresponding reduction in AUM. Even if we comply with all applicable investment guidelines, restrictions and limitations, a client or investor may be dissatisfied with its investment performance or our services or fees, and may terminate their customized separate accounts or advisory accounts, seek to withdraw from our funds or be unwilling to commit new capital to our specialized funds, customized separate accounts or advisory accounts. Any of these events could cause our earnings to decline and materially and adversely affect our business, financial condition and results of operations.

Third-party investors in certain of our funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund’s operations and performance.
Investors in certain of our funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. Any investor that did not fund a capital call would be subject to several possible penalties, including possibly having a meaningful amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby limiting our ability to enforce the funding of a capital call. In cases where valuations of existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party managed funds such as those advised by us using distributions they received from prior fund investments. A failure of investors to honor a significant amount of capital calls for any particular fund or funds could have a material adverse effect on the operation and performance of those funds.
Certain of our funds may utilize subscription lines of credit to fund investments prior to the receipt of capital contributions from the fund’s investors. As capital calls made to a fund’s investors are delayed when using a subscription line of credit, the investment period of such investor capital is shortened, which may increase the net internal rate of return of an investment fund. However, since interest expense and other costs of borrowings under subscription lines of credit are an expense of the investment fund, the investment fund’s net multiple of invested capital will be reduced, as will the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund will adversely affect our revenues.
Our funds make investments in companies that are based outside of the U.S., which may expose us to additional risks not typically associated with investing in companies that are based in the U.S.
Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the U.S., including Europe and APAC, while certain of our funds invest substantially all of their assets in these types of securities, and we expect that international investments will increase as a proportion of certain of our funds’ portfolios in the future. Investments in foreign securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:
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
While we historically have and will continue to allocate the expenses of our funds in good faith and in accordance with the terms of the relevant fund agreements and our expense allocation policy in effect from time to time, due to increased regulatory scrutiny of expense allocation policies in the private funds realm, there is no guarantee that our policies and practices will not be challenged by our supervising regulatory bodies. If we or our supervising regulators were to determine that we have improperly allocated such expenses, we could be required to refund amounts to the funds and could be subject to regulatory censure, litigation from our fund investors and/or reputational harm, each of which could have a material adverse effect on our financial condition.
We may need to pay “clawback” or “contingent repayment” obligations if and when they are triggered under the governing agreements with our funds.
Generally, if at the termination of a fund and in certain cases at interim points in the life of a fund, the fund has not achieved investment returns that exceed the preferred return threshold or the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the excess of amounts previously distributed to us over the amounts to which we are ultimately entitled. This obligation is known as a “clawback” or contingent repayment obligation. Due to the fact that our carried interest is generally determined on a liquidation basis, as of December 31, 2023, if the funds were liquidated at their fair values at that date, there would have been no contingent repayment obligation or liability. There can be no assurance that we will not incur a contingent repayment obligation in the future. As of December 31, 2023, had we assumed all existing investments were worthless, the amount of carried interest, net of tax distributions, subject to contingent repayment would have been approximately $78.5 million of which approximately $54.5 million is reimbursable to the Company by certain professionals. In addition, the SEC has recently adopted rules that will require a written notice to private fund investors in order to reduce the amount of any adviser clawback by actual, potential, or hypothetical taxes within 45 days after the end of any fiscal quarter in which a clawback occurs. See “—Risks Related to Regulation—Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations.” To the extent that we fail to provide such written notice, we would be limited in our ability to reduce the clawback amount in connection with those taxes, potentially leading to a larger contingent repayment obligation. Although a contingent repayment obligation is several to each person who received a distribution, and not a joint obligation, if a recipient does not fund his or her respective share of a contingent repayment obligation, we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue remedies against those carried interest recipients who fail to fund their obligations. We may need to use or reserve cash to repay such contingent repayment obligations instead of using the cash for other purposes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies and Other Arrangements,” “Note 2. Summary of Significant Accounting Policies,” and “Note 8. Commitments and Contingencies” within our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
With respect to our funds that are not exempt from registration under the Investment Company Act, each fund’s investment management agreement must be approved annually by (i) such fund’s board of directors or by the vote of a majority of such fund’s stockholders, and (ii) the majority of the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. The funds’ investment management agreements can also be terminated by the majority of such fund’s stockholders. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations. Currently, ARCC and ASIF, registered investment companies that have elected to be treated as business development companies under the Investment Company Act, are subject to these provisions of the Investment Company Act.
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
In addition, the governing agreements of many of our funds provide that, subject to certain conditions, third-party investors in those funds have the right to terminate the investment period of the fund, including in certain cases without cause. Such an event could have a significant negative impact on our revenue, earnings and cash flow of such fund. The governing agreements of our funds may also provide that upon the occurrence of events, including in the event that certain “key persons” in our funds do not meet specified time commitments with regard to managing the fund (including due to death, disability or departure), investors in those funds have the right to vote to suspend or terminate the investment period, including in certain cases by a simple majority vote in accordance with specified procedures. In addition to having a significant negative impact on our revenue, earnings and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us and could negatively impact our future fundraising efforts.

We currently manage a portion of investor assets through separately managed accounts, whereby we earn management fees and carried interest or incentive fees, and we intend to continue to seek additional separately managed account mandates. The investment management agreements we enter into in connection with managing separately managed accounts on behalf of certain clients may in certain cases be terminated by such clients on as little as 30 days’ prior written notice. In addition, the boards of directors of the investment management companies we manage could terminate our advisory engagement of those companies on as little as 30 days’ prior written notice. ARCC and ASIF’s respective investment management agreements can be terminated by the majority of their respective stockholders upon 60 days’ prior written notice. We serve as the sub-adviser for the existing manager of certain funds. Although in some cases there can be economic payments made by the manager for termination of such sub-advisory contracts, such as in connection with our sub-advisory arrangement of AMP Capital’s Infrastructure Debt platform, in the case of any such terminations, the management fees and carried interest or incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a significant adverse impact on our revenues.
In addition, if we were to experience a change of control (as defined under the Investment Advisers Act or as otherwise set forth in the partnership agreements of our funds), continuation of the investment management agreements of our funds would be subject to investor consent. There can be no assurance that required consents will be obtained if a change of control occurs. In addition, with respect to our funds that are subject to the Investment Company Act, each fund’s investment management agreement must be approved annually (i) by such fund’s board of directors or by a vote of the majority of such fund’s stockholders, and (ii) by the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. Termination of these agreements would cause us to lose the management fees and carried interest or incentive fees we earn from such funds, which could have a material adverse effect on our results of operations.
Customized separate account and advisory account fee revenue is not a long-term contracted source of revenue and is subject to intense competition.

Our revenue in any given period is dependent on the number of fee-paying clients and corresponding level of AUM in such period. Our customized separate account and advisory account business operates in a highly competitive environment where typically there are no long-term contracts. While clients of our customized separate account and advisory account businesses may have multi-year contracts, many of these contracts are terminable upon 30 to 90 days’ advance notice to us. We may lose clients as a result of a change in ownership, control or senior management, a client’s decision to transition to in-house asset management rather than partner with a third-party provider such as us, competition from other financial advisors and financial institutions, changes to their investment policies and other causes. Isolated departures have occurred in the past but have not had a material impact on our business. Moreover, a number of our contracts with state government-sponsored clients are secured through such government’s mandated procurement process, and are subject to periodic renewal. If multiple clients were to exercise their termination rights or fail to renew their existing contracts and we were unable to secure new clients or maintain our levels of AUM, our customized separate account and advisory account fees would decline materially. A significant reduction in the number of fee-paying clients and/or AUM levels in any given period could reduce our revenue and materially and adversely affect our business, financial condition and results of operations.
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
The power, infrastructure and energy companies in which certain of our funds invest have been and may be negatively impacted by material declines in power and energy related commodity prices and are subject to other risks, including among others, supply and demand risk, operational risk, regulatory risk, depletion risk, reserve risk, reputational risk, severe weather, climate change and catastrophic event risk (including of cyber-attacks). Commodity prices fluctuate for several reasons, including changes in market and economic conditions, the impact of weather on demand, climate initiatives of government entities, levels of domestic production and international production, policies implemented by the Organization of Petroleum Exporting Countries, power and energy conservation, domestic and foreign governmental regulation and taxation and the availability of local, intrastate and interstate transportation systems.
Climate change, climate change-related regulation and other efforts to reduce climate change and address sustainability concerns could adversely affect our business.
Climate change is widely considered to be a significant threat to the global economy. Our business operations, our funds’ portfolio companies, and the companies in which our funds invest may face risks associated with climate change, including “transition risks” such as risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy)and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.

Significant chronic or acute physical effects of climate change including extreme weather events such as hurricanes or floods, may have an adverse impact on certain of our funds’ portfolio companies and investments, especially our real asset investments and portfolio companies that rely on physical factories, plants or stores located in the affected areas, or that focus on tourism or recreational travel. For some of our products and our products’ portfolio companies, physical risks of climate change may also pose systemic risks for their businesses. For example, to the extent weather conditions are affected by climate change, energy use by us, our products or our products’ portfolio companies could increase or decrease depending on the duration and magnitude of any changes. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. See “—Risks Related to Our Funds—Our real estate funds are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.”

In addition, the current Presidential administration has focused on climate change policies and has re-joined the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. The Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, portfolio companies, funds and the companies in which they invest to transition risks related to climate change in addition to physical risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations); (ii) regulatory and litigation risks, (including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change); (iii) technology and market risks, (including declining market for investments in industries seen as greenhouse gas intensive, like fossil fuels, or less effective than alternatives in reducing greenhouse gas emissions, and increased cost of insurance for assets in high risk sectors); (iv) business trend risks, (including capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations and the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest in our funds or portfolio companies); and (v) potential harm to our reputation if certain stakeholders, such as our limited partners or shareholders, believe that we are not adequately or appropriately responding to climate change, including through the way in which we operate our business, the composition of our funds’ existing portfolios, the new investments made by our funds, or the decisions we make to continue to conduct or change our activities in response to climate change considerations. See “—Risks Related to Regulation—Increasing scrutiny from stakeholders and regulators with respect to ESG matters could impact our or our funds’ portfolio companies’ reputation, the cost of our or their operations, or result in investors ceasing to allocate their capital to us, all of which could adversely affect our business and results of operations.”

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
•Infrastructure asset investments may face construction risks including, without limitation: (i) labor disputes, shortages of material and skilled labor, or work stoppages; (ii) slower than projected construction progress and the unavailability or late delivery of necessary equipment; (iii) less than optimal coordination with public utilities in the relocation of their facilities; (iv) adverse weather conditions and unexpected construction conditions; (v) accidents or the breakdown or failure of construction equipment or processes; and (vi) catastrophic events such as explosions, fires, terrorist activities and other similar events. These risks could result in substantial unanticipated delays or expenses (which may exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction activities once undertaken. Certain infrastructure asset investments may remain in construction phases for a prolonged period and, accordingly, may not be cash generative for a prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor.

•The operation of infrastructure assets is exposed to potential unplanned interruptions caused by significant catastrophic or force majeure events, including cyber-attacks. These risks could, among other effects, adversely impact the cash flows available from investments in infrastructure assets, cause personal injury or loss of life, damage property, or instigate disruptions of service. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged service interruptions may result in permanent loss of customers, litigation, or penalties for regulatory or contractual noncompliance. Force majeure events that are incapable of, or too costly to, cure may also have a permanent adverse effect on an investment.
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
Our risk management strategies and procedures may leave us exposed to unidentified or unanticipated risks.
Risk management applies to our investment management operations as well as to the investments we make for our specialized funds and customized separate accounts. We have developed and continue to update strategies and procedures specific to our business for managing risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified, including those related to difficult market or geopolitical conditions. Given the large number and size of our funds, we often have large positions with a single counterparty. For example, we and most of our funds have credit lines. If the lender under one or more of those credit lines were to freeze the account in response to sanctions or become insolvent, we may have difficulty replacing the credit line and the affected fund(s) or we may face liquidity challenges, which may adversely affect our business operations or the fund’s ability to close on an investment. If that counterparty is unable to perform its obligations or performs below our standards, we, our specialized funds, customized separate accounts and other investments may be adversely affected. In addition, some of our methods for managing the risks related to our clients’ investments are based upon our analysis of historical private markets behavior. Statistical techniques are applied to these observations in order to arrive at quantifications of some of our risk exposures. Historical analysis of private markets returns requires reliance on valuations performed by fund managers, which may not be reliable measures of current valuations. These statistical methods may not accurately quantify our risk exposure if circumstances arise that were not observed in our historical data. In particular, as we introduce new types of investment structures, products or services, our historical data may be incomplete. Failure of our risk management techniques could materially and adversely affect our business, financial condition and results of operations, including our right to receive incentive fees.

Restrictions on our ability to collect and analyze data regarding our clients’ investments could adversely affect our business.

Our database of private markets investments includes funds and direct investments that we monitor and report on for our specialized funds, customized separate accounts and advisory accounts. We rely on our database to provide regular reports to our clients, to research developments and trends in private markets and to support our investment processes. We depend on the continuation of our relationships with the general partners and sponsors of the underlying funds and investments in order to maintain current data on these investments and private markets activity. The termination of such relationships or the imposition of restrictions on our ability to use the data we obtain for our reporting and monitoring services could adversely affect our business, financial condition and results of operations. We are also highly dependent upon the technology platforms within which our data is stored and analyzed, and any disruption in the services provided by such platforms, whether temporary or permanent, could have a material adverse effect on our ability to effectively continue to operate our business without interruption.

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
We believe that we are engaged primarily in the business of providing investment management services and not primarily in the business of investing, reinvesting or trading in securities. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are an “orthodox” investment company as defined in Section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Furthermore, we have no material assets other than interests in certain direct and indirect wholly owned subsidiaries (within the meaning of the Investment Company Act), which in turn have no material assets other than partnership units in the AOG entities. These wholly owned subsidiaries are the general partners of certain of the AOG entities and are vested with all management and control over such AOG entities. We do not believe that the equity interests of AMC in its wholly owned subsidiaries or the partnership units of these wholly owned subsidiaries in the AOG entities are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of Ares Management Corporation’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are composed of assets that could be considered investment securities. Accordingly, we do not believe that AMC is an inadvertent investment company by virtue of the 40% test in Section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above.
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
Unless otherwise provided in our certificate of incorporation and bylaws or required by the DGCL or the rules of the NYSE, holders of our common stock vote together as a single class on all matters on which stockholders generally are entitled to vote under the DGCL. On any date on which the Ares Ownership Condition is satisfied, the shares of our Class B common stock held by the Class B Stockholder entitles it to a number of votes, in the aggregate, equal to (x) four times the aggregate number of votes attributable to the shares of our Class A common stock minus (y) the aggregate number of votes attributable to the shares of our Class C common stock. On any date on which the Ares Ownership Condition is not satisfied, the shares of our Class B common stock held by the Class B Stockholder will not be entitled to vote on any matter submitted to a vote of our stockholders. Ares Voting LLC, as the initial holder of the shares of our Class C common stock (in such capacity, the “Class C Stockholder”), is generally entitled to a number of votes equal to the number of AOG Units held of record by each limited partner of the AOG entities (other than us and our subsidiaries). When AOG Units are exchanged for shares of our Class A common stock, the number of votes to which the shares of our Class C common stock are entitled shall be reduced by the number of AOG Units so exchanged. However, so long as the Ares Ownership Condition is satisfied, the issuance of shares of our Class A common stock would increase the number of votes to which holders of our Class B common stock are entitled. As a result, so long as the Ares Ownership Condition is satisfied, practically all matters submitted to our stockholders will be decided by the vote of the holder of our Class B common stock, Ares Management GP LLC (in such capacity, the “Class B Stockholder”), and Class C Stockholder. Our certificate of incorporation also provides that the number of authorized shares of our Class A common stock may be increased solely by the holders of a majority of the voting power of our outstanding capital stock entitled to vote thereon, voting together as a single class, and no other vote of the holders of any class or series of our stock, voting together or separately as a class, shall be required therefor. As a result, holders of our Class A common stock will have very limited or no ability to influence stockholder decisions, including decisions regarding our business.
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
The Class B Stockholder and Class C Stockholder, entities wholly owned by Ares Partners Holdco LLC, which is in turn owned and controlled by the Holdco Members, hold the shares of our Class B common stock and the shares of our Class C common stock, respectively. On any date on which the Ares Ownership Condition is satisfied, the shares of our Class B common stock held by the Class B Stockholder entitles it to a number of votes, in the aggregate, equal to (x) four times the aggregate number of votes attributable to the shares of our Class A common stock minus (y) the aggregate number of votes attributable to the shares of our Class C common stock. On any date on which the Ares Ownership Condition is not satisfied, the shares of our Class B common stock held by the Class B Stockholder will not be entitled to vote on any matter submitted to a vote of our stockholders. The Class C Stockholder, as the holder of our Class C common stock, is entitled to a number of votes equal to the number of AOG Units held of record by each limited partner of the AOG entities (other than us and our subsidiaries). In addition, Ares Partners Holdco LLC, in its capacity as general partner of Ares Owners, is entitled to direct the vote of all the shares of our Class A common stock held by Ares Owners. Accordingly, the Holdco Members have sufficient voting power to determine the outcome of matters submitted for a vote of our common stockholders.
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

Each year, our board of directors determines whether, as of January 31, the total voting power held by: (i) holders of our Class C common stock; (ii) then-current or former Ares personnel (including indirectly through related entities); and (iii) Ares Owners, without duplication, is at least 10% of the voting power of the shares of our Class A common stock and the shares of our Class C common stock, voting together as a single class (the “Designated Stock”) (the “Ares Ownership Condition”). For purposes of determining whether the Ares Ownership Condition is satisfied, our board of directors will treat as outstanding, and as held by the foregoing persons, all shares of our common stock deliverable to such persons pursuant to equity awards granted to such persons. The Ares Ownership Condition is currently satisfied because Ares Owners owns a number of shares of our Class A common stock and AOG Units such that the Class C Stockholder and Ares Owners control over 70% of the voting power of the Designated Stock. In addition, certain Ares personnel (including the Holdco Members) also hold shares of our Class A common stock and are entitled to shares of our Class A common stock pursuant to equity awards. All such additional shares of our Class A common stock would be considered in determining whether the Ares Ownership Condition is satisfied.
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
We are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under the NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect, and we have elected, and expect to continue to elect, not to comply with certain corporate governance requirements of the NYSE, including the requirement that the listed company have a nominating and corporate governance committee that is composed entirely of independent directors. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
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
In addition, we have agreed to indemnify and hold harmless (i) each member of our board of directors and each of our officers, (ii) each holder of record of our Class B common stock, (iii) Ares Management GP LLC, in its capacity as the former general partner of our company when we were a Delaware limited partnership, and any successor or permitted assign, (iv) any person who is or was a “tax matters partner” (as defined in the Section 6231 of the Code prior to amendment by P.L. 114-74) or “partnership representative” (as defined in Section 6223 of the Code after amendment by P.L. 114-74), member, manager, officer or director of any holder of record of our Class B common stock or Ares Management GP LLC, and (v) any member, manager, officer or director of any holder of record of our Class B common stock or Ares Management GP LLC who is or was serving at the request of any holder of record of our Class B common stock or Ares Management GP LLC as a director, officer, manager, employee, trustee, fiduciary, partner, tax matters partner, partnership representative, member, representative, agent or advisor of another person (collectively, the “Indemnitees”), in each case, to the fullest extent permitted by law, on an after tax basis from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interests, settlements or other amounts arising from any and all threatened, pending or completed claim, demand, action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal, and including appeals, in which any Indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of its status as an Indemnitee, whether arising from acts or omissions to act occurring on, before or after the date of our certificate of incorporation. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that, in respect of the matter in question, the Indemnitee acted in bad faith or with criminal intent.
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
As a holding company, our ability to pay dividends will be subject to the ability of our subsidiaries to provide cash to us. AMC has no material assets other than investments in the AOG entities, either directly or through subsidiaries. We have no independent means of generating revenues. Accordingly, we intend to cause the AOG entities to fund any dividends we may declare on shares of our Class A and non-voting common stock. If the AOG entities make distributions to fund such dividends, all holders of AOG Units will be entitled to receive equivalent distributions pro rata based on their partnership interests in the Ares Operating Group.
Because as a U.S. corporation we will be subject to entity-level corporate income taxes and may be obligated to make payments under the TRA, the amount of dividends ultimately paid by us to holders of our Class A and non-voting common stock are generally expected to be less, on a per share basis, than the amounts distributed by the Ares Operating Group to the holders of AOG Units (including us) in respect of their or our AOG Units. For a further discussion of related tax consequences and risks, see “—Risks Related to Taxation—We are a corporation, and applicable taxes will reduce the amount available for dividends to holders of our Class A and non-voting common stock in respect of such investments and could adversely affect the value of our Class A and non-voting common stockholders’ investment.”
Our dividend policy contemplates a steady quarterly dividend for each calendar year that will be based on fee related earnings after an allocation of current taxes paid. The declaration, payment and determination of the amount of quarterly dividends, if any, will be at the sole discretion of our board of directors, and reassessed each year based on the level and growth of our fee related earnings after an allocation of current taxes paid. We may change our dividend policy at any time. There can be no assurance that any dividends, whether quarterly or otherwise, can or will be paid. Our ability to make cash dividends to holders of our Class A and non-voting common stock depends on a number of factors, including among other things, general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and other anticipated cash needs, contractual restrictions and obligations, including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, restrictions and other implications on the payment of dividends by us to our common stockholders or by our subsidiaries to us, payments required to be made pursuant to the TRA and such other factors as our board of directors may deem relevant.
Under the DGCL, we may only pay dividends to our stockholders out of: (i) our surplus, as defined and computed under the provisions of the DGCL or (ii) our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If we do not have sufficient surplus or net profits, we will be prohibited by law from paying any such dividend. In addition, the terms of the Credit Facility or other financing arrangements may from time to time include covenants or other restrictions that could constrain our ability to make dividends. Furthermore, the Ares Operating Group’s cash flow may be insufficient to enable them to make required minimum tax distributions to their members and partners, in which case the Ares Operating Group may have to borrow funds or sell assets, which could have a material adverse effect on our liquidity and financial condition. Our certificate of incorporation contains provisions authorizing us, subject to the approval of our stockholders, to issue additional classes or series of stock that have designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to shares of our Class A common stock.

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
Our certificate of incorporation provides that, if at any time, either: (i) less than 10% of the total shares of any class of our stock then outstanding (other than our Class B common stock, and our Class C common stock) is held by persons other than a record holder of our Class B common stock, any person who is, was or will be a member of Ares Partners Holdco LLC or their respective affiliates or (ii) we are required to register as an investment company under the Investment Company Act, we may exercise our right to purchase shares of our Class A common stock or assign this right to a record holder of our Class B common stock or any of its affiliates. As a result, a stockholder may have his or her shares of our Class A common stock purchased from him or her at an undesirable time or price.
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
We have entered into a TRA with certain direct and indirect holders of AOG Units (the “TRA Recipients”) that provides for the payment (“Tax Receivable Payment”) by us to the TRA Recipients of 85% of the amount of cash tax savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize (or are deemed to realize in the case of an early termination payment by us or a change of control, as discussed below) as a result of increases in tax basis and certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments under the TRA. Pursuant to an amendment to the TRA, dated May 1, 2023, to the extent Ares Owners Holdings L.P. would have been a TRA Recipient of a Tax Receivable Payment under the TRA prior to the amendment, Ares Owners Holdings L.P. will no longer be entitled to any Tax Receivable Payment for taxable exchanges on or after May 1, 2023. The payments we may make to the TRA Recipients could be material in amount and we may need to incur debt to finance payments under the TRA if our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise. The actual increase in tax basis (and our ability to achieve the corresponding tax benefits), as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the price of a share of our Class A common stock at the time of the exchange, the extent to which such changes are taxable and the amount and timing of our income. In certain circumstances, payments to the TRA Recipients under the TRA could be in excess of our cash tax savings. If the IRS were to challenge a tax basis increase (or the ability to amortize such increase), the TRA Recipients will not reimburse us for any payments previously made to them under the TRA.
In addition, the TRA provides that, upon a change of control, or if, at any time, we elect an early termination of the TRA, our obligations under the TRA with respect to exchanged or acquired shares of our Class A common stock (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRA and, in the case of an early termination election, that any AOG Units that have not been exchanged are deemed exchanged for the market value of shares of our Class A common stock at the time of termination. Assuming that the market value of a share of our Class A common stock were to be equal to $118.92, which is the closing price per share of our Class A common stock as of December 31, 2023, and that SOFR were to be 5.38% and a blended federal and state corporate tax rate of 24.0%, we estimate that the aggregate amount of these termination payments would be approximately $1.7 billion on the 117 million AOG Units that have not been exchanged for Class A common stock. The foregoing amount is merely an estimate and the actual payments could differ materially.
Tax consequences to the direct and indirect holders of AOG Units or to general partners in our funds may give rise to conflicts of interests.
As a result of the tax gain inherent in our assets held by the Ares Operating Group, upon a realization event, certain direct and indirect holders of AOG Units may incur different and potentially significantly greater tax liabilities as a result of the disproportionately greater allocations of items of taxable income and gain to such holders. As these direct and indirect holders will not receive a correspondingly greater distribution of cash proceeds, they may, subject to applicable fiduciary or contractual duties, have different objectives regarding the appropriate pricing, timing and other material terms of any sale, refinancing, or disposition, or whether to sell such assets at all. Decisions made with respect to an acceleration or deferral of income or the sale or disposition of assets with unrealized built-in tax gains may also influence the timing and amount of payments that are received by the TRA Recipients (including, among others, the Holdco Members and other executive officers) under the TRA. In general, we anticipate that disposition of assets with unrealized built-in tax gains following an exchange will tend to accelerate such payments and increase the present value of payments under the TRA, and disposition of assets with unrealized built-in tax gains in a tax year before an exchange generally will increase an exchanging holder’s tax liability without giving rise to any rights to any payments under the TRA. Decisions made regarding a change of control also could have a material influence on the timing and amount of payments received by the TRA Recipients pursuant to the TRA.
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
As of December 31, 2023, our professionals owned, indirectly, an aggregate of 117,024,758 AOG Units. We have entered into an exchange agreement with the holders of AOG Units so that such holders may, up to four times each year (subject to the terms of the exchange agreement and any contractual lock-up arrangements), exchange their AOG Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications, or, at our option, for cash. A holder of AOG Units must exchange one AOG Unit in the Ares Operating Group entity to effect an exchange for a share of Class A common stock of AMC.
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
As of December 31, 2023, there were options outstanding to purchase 79,524 shares of our Class A common stock and 17,359,829 restricted units outstanding to be settled in shares of our Class A common stock, both of which are subject to specified vesting requirements, and were granted to certain of our senior professionals under the 2023 Ares Management Corporation Equity Incentive Plan (the “Equity Incentive Plan”). As of December 31, 2023, 69,150,100 shares of our Class A common stock were available to be issued under the Equity Incentive Plan. We have filed a registration statement on Form S-8 with the SEC covering the shares of our Class A common stock issuable under the Equity Incentive Plan. Subject to vesting arrangements such shares of our Class A common stock are freely tradable. Vesting of those shares of restricted units would dilute the ownership interest of existing stockholders.
In addition, the governing agreements of the AOG entities authorize the direct subsidiaries of AMC which are the general partners of those entities to issue an unlimited number of additional units of the Ares Operating Group entity with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the AOG Units, and which may be exchangeable for shares of our Class A common stock.
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
Overview of certain relevant U.S. tax laws. Tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities. Moreover, significant management judgment is involved applying tax laws, regulations and treaties to us and our funds such that tax authorities could challenge our interpretation, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. For example, on March 11, 2021, the American Rescue Plan Act of 2021 (Pub. L. No. 117-2) (the “ARPA”) was enacted. The ARPA added a new subsection to Section 162(m) of the Code to expand the disallowance for deduction of certain compensation paid by publicly held corporations to cover the next five most highly compensated employees for the taxable year, which expansion will be effective for tax years beginning after December 31, 2026. The expansion of Section 162(m) is expected to generally reduce the amount of tax deductions available to us. In addition, on August 16, 2022, the Inflation Reduction Act (Pub. L. No. 117-169) (the “IRA”) was signed into law. The IRA introduces a 15% minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on the fair market value of stock repurchased by certain corporations after December 31, 2022. We do not currently expect that the IRA will have a material impact on our income tax liability for 2024. The impact on taxable years thereafter will depend on the facts and circumstances of such years.
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
The EU, the U.K. and many other countries have implemented the OECD’s Common Reporting Standard for the automatic exchange of financial account information in tax matters (the “CRS”). EU Council Directive 2011/16/EU requires a mandatory automatic exchange of information regime on administrative co-operation in the field of taxation (as amended) (the “Directive on Administrative Co-Operation” or the “DAC”). The DAC, which effectively incorporates (among other items) the CRS into European law, like the CRS, requires governments to obtain detailed account information from financial institutions and exchange that information automatically with other jurisdictions annually. Neither the CRS nor the DAC imposes withholding taxes. EU Council Directive 2018/822 (“DAC 6”) amended the DAC to require ‘intermediaries’ (as defined in DAC 6) and, in some cases, taxpayers to disclose information to tax authorities about cross-border arrangements bearing specific hallmarks involving one or more EU member states. Certain cross-border arrangements are reportable to relevant taxing authorities. Similar reporting rules may apply or be introduced in other jurisdictions which implement the OECD mandatory disclosure rules (“OECD MDR”). With effect from December 31, 2020, the U.K. narrowed the scope of DAC 6 and the corresponding arrangements that need to be reported in the U.K. pursuant to DAC 6 (as implemented under U.K. law by the International Tax Enforcement (Disclosable Arrangements) Regulations 2020 (the “U.K. Regulations”)). The U.K. intends to transition from and replace the U.K. Regulations (as amended) with the OECD MDR during the first half of 2023. The EU has also signed separate automatic exchange of information agreements with certain non-EU countries, under which the EU and the relevant jurisdiction will automatically exchange information on the financial accounts of each other’s residents. Investors in our funds will be required: (i) to consent to the taking of any action in connection with FATCA, the CRS, the DAC (including DAC 6), the OECD MDR and/or any local law relating to, implementing or having similar effect to any of these regimes, including the disclosure of information to tax authorities which may in turn be exchanged between other tax authorities; and (ii) to agree to provide the AIFM and/or the general partner with the information they require to comply with FATCA, the CRS, the DAC (including DAC 6), the OECD MDR and/or any local law relating to, implementing or having similar effect to any of these regimes in any relevant jurisdiction. The breadth of the disclosure requirements under such tax reporting regimes will likely create costs and administrative burdens and penalties and withholding taxes could be imposed for non-compliance.
Pursuant to the OECD’s Base Erosion and Profit Shifting (“BEPS”) Project, many individual jurisdictions have now introduced domestic legislation implementing certain of the BEPS actions. Several of the areas of tax law (including double taxation treaties) on which the BEPS Project focuses are relevant to the ability of our funds to efficiently realize income or capital gains and to efficiently repatriate income and capital gains from the jurisdictions in which they arise to partners and, depending on the extent to and manner in which relevant jurisdictions have implemented (or implement, as the case may be) changes in such areas of tax law (including double taxation treaties), the ability of our funds to do these things may be adversely impacted. Changes in tax laws as a result of the BEPS Project may, for example, result in: (i) the restriction or loss of existing access by partners in our funds or their subsidiaries to tax relief under applicable double taxation treaties or EU directives, such as the EU Interest and Royalties Directive; (ii) restrictions on permitted levels of deductibility of expenses (such as interest) for tax purposes; (iii) rules affecting profit allocation and local nexus requirements, transfer pricing, or the treatment of hybrid entities/investments; or (iv) an increased risk of activity undertaken in a jurisdiction constituting a permanent establishment of our funds and/or any of their subsidiaries.
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
In May 2017, the Council of the EU formally adopted the Council Directive amending Directive (EU) 2016/1164 as regards hybrid mismatches with third countries (commonly referred to as “ATAD II”), which came into force in member states on January 1, 2020 (subject to relevant derogations) and which contains a set of anti-hybrid rules.
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
If ATAD II anti-hybrid rules apply, they can act to deny (to a greater or lesser extent) deductibility in Luxembourg corporate entities of interest/expenses. However, these anti-hybrid rules only apply to arrangements: (i) between associated enterprises or (ii) that constitute “structured arrangements.” In the context of hybrid mismatches resulting from the different characterization of a financial instrument, an entity will need to hold a direct or indirect interest of 25% or more of the voting rights, capital interests or rights to share a profit to be considered an associated enterprise. The 25% requirement is replaced by a 50% requirement if the hybrid mismatch results from a different characterization of an entity (i.e., a hybrid entity). With respect to the computation of this 25% or 50% threshold requirement, ATAD II makes reference to the OECD concept of “persons acting together”, as it is specifically mentioned that for purposes of the anti-hybrid rules under ATAD II, “a person who acts together with another person in respect of the voting rights or capital ownership of an entity shall be treated as holding a participation in all of the voting rights or capital ownership of that entity that are held by the other person.” However, the Luxembourg law implementing ATAD II provides that an investor in an investment fund who holds directly or indirectly less than 10% of the interest in the investment fund and who is entitled to receive less than 10% of the fund’s profits is presumed not to act together with the other investors in the same investment fund (since the investors have in principle no effective control over the investments realized by the fund), unless proved otherwise (the de minimis rule). As a consequence of this rebuttable presumption, any investor holding less than 10% in an investment fund should not be regarded as an “associated enterprise” of the fund and of any underlying Luxembourg entities. Any investor holding more than 10% will only be regarded as an “associated enterprise” if it meets the requisite threshold in its own right, or it can be demonstrated that it is acting together with other investors, which would cause it to be deemed to reach the requisite threshold. Our funds have sought their own tax advice in relation to these proposed new rules and their potential impact on future investments.
The impacts of ATAD II on interest and other finance costs in the context of European investments are jurisdiction specific and will be examined on an investment-by-investment basis.

Further to the BEPS Project, and in particular BEPS Action 1 (“Addressing the Tax Challenges of the Digital Economy”), the OECD published a Report on May 31, 2019 entitled “Programme of Work to Develop a Consensus Solution to the Tax Challenges Arising from the Digitalisation of the Economy” (as updated on several occasions since and most recently on October 8, 2021 by the “Statement on a Two-Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy”), which proposes fundamental changes to the international tax system. The proposals (commonly referred to as “BEPS 2.0”) are based on two “pillars”, involving the reallocation of taxing rights (“Amount A of Pillar One”), and a new global minimum corporate tax rate (“Pillar Two”). Under Amount A of Pillar One, multinational enterprises (“MNEs”) with total group revenues exceeding EUR 20 billion (or equivalent) in a given period and pre-tax profitability exceeding 10% calculated using an averaging mechanism will be subject to rules allocating 25% of profits in excess of a 10% profit margin to the jurisdictions within which they carry on business (subject to threshold rules). Certain entities are excluded, including certain investment funds and real estate investment vehicles (as respectively defined) which are the ultimate parent entity of the MNE group (and certain holding vehicles of such entities). There are also specific exclusions for MNEs carrying on specific low-risk activities, including “regulated financial services” (as defined). Pillar Two imposes a minimum effective tax rate of 15% on MNEs that have consolidated revenues of at least EUR 750 million in at least two out of the last four years (i.e., broadly those MNEs which are required to undertake country by country reporting). Pillar Two introduces two related tax measures (the “GloBE Rules”): the income inclusion rule (“IIR”) imposes a top up tax on a parent entity where a constituent member of the MNE group has low taxed income while the undertaxed payment rule (“UTPR”) applies as a backstop if the constituent member’s income is not taxed by an IIR. Specified classes of entities which are typically exempt from tax are outside the scope of the Pillar Two GloBE Rules, including investment funds and real estate investment vehicles (as respectively defined) which are the ultimate parent entity of the MNE group (and certain holding vehicles of such entities). Additionally, and part of Pillar Two but separate from the GloBE Rules, a subject to tax rule (“STTR”) will permit source jurisdictions to impose limited additional taxation on certain cross-border related party payments where the recipient is subject to a nominal corporate income tax rate (subject, in some circumstances, to certain adjustments) below 9%, which will be creditable against the GloBE Rules tax liability. The GloBE Rules must be implemented through domestic legislation, and on December 20, 2021 the OECD released Pillar Two model rules providing a template for this purpose. Many jurisdictions have begun that process, including EU member states pursuant to the EU minimum tax directive and the U.K., with a view to the IIR and the UTPR taking effect for fiscal years beginning on or after December 31, 2023 and December 31, 2024, respectively. Amount A of Pillar One will be implemented through a multilateral convention and the STTR will be implemented, where applicable, either through modifications to bilateral tax treaties or alternatively through a multilateral instrument. The timeline for implementation of both Amount A of Pillar One and the STTR remains uncertain. Subject to the development and implementation of both Amount A of Pillar One and Pillar Two (including the implementation of the EU minimum tax directive by EU member states) and the details of any domestic legislation, double taxation treaty amendments and multilateral agreements which are necessary to implement them, effective tax rates could increase within the fund structure or on its investments, including by way of higher levels of tax being imposed than is currently the case, possible denial of deductions or increased withholding taxes and/or profits being allocated differently and/or penalties could be due. This could adversely affect the returns of investors in our funds. The implementation of BEPS 2.0 in relevant jurisdictions is complex and likely to remain uncertain for a number of years.
On December 22, 2021, the European Commission issued a proposal for a Council Directive laying down rules to prevent the misuse of shell entities for tax purposes within the EU (the “Unshell Proposal”). Whilst the European Commission initially expected the Unshell Proposal to be adopted and published into EU member states’ national laws by June 30, 2023, and to come into effect as of January 1, 2024, the proposal has not yet been adopted and there is considerable uncertainty surrounding the development of the proposal and its implementation. If adopted in its current form, the proposal could result in additional reporting and disclosure obligations for funds and/or their subsidiaries (which may require the sharing with applicable taxing or other governmental authorities of information concerning investors) and/or additional tax being suffered by investors, funds or their subsidiaries.
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
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security breaches and cyber-attacks or other security breaches, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information. The result of any cyber-attack or other security incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks.
Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties. We, or our third-party providers, may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack by foreign governments or cyber terrorists. We may be a target for attacks because, as an alternative asset management firm, we hold confidential and other sensitive information, including price information about existing and potential investments. Further, we are dependent on third-party service providers for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. While we perform risk assessments on our third-party providers, our reliance on them and their potential reliance on other third-party service providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on our third-party service providers could adversely affect us, our business and our reputation. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party service providers.
As our reliance on computer hardware and software systems, data processing systems, and other technology has increased, so have the risks posed to such systems, both those we control and those provided by our third-party service providers. Cyber-attacks may originate from a wide variety of sources, and while we have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information, personal or other sensitive information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems, as well as our policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal or other sensitive information. Although we take protective measures and endeavors to strengthen our computer systems, software, technology assets and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. We expect to be required to devote increasing levels of funding and resources to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance our cybersecurity procedures and controls.
Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our employees, our investors and others and other sensitive information that we collect, process and store in our data centers and on our networks or those of our third-party service providers. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
Our funds’ portfolio companies also rely on similar systems and face similar risks. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Our funds may invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or cyber-attack than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require applicable portfolio companies to increase preventative security measures or expand insurance coverage.
In addition, we operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. In the latter half of 2021, the SEC brought three charges, sanctioning eight companies, all of which were registered as broker dealers, investment advisory firms or both, for deficient cybersecurity policies and procedures, and settled charges in two separate actions against public companies for deficient disclosure controls and procedures violations related to a cybersecurity vulnerability that exposed sensitive customer information. In 2023, the SEC charged a broker-dealer for allegedly making materially false and misleading statements and omissions regarding its efforts for preventing misuse of sensitive customer information. The SEC has also proposed new rules related to cybersecurity risk management for registered investment advisers, and registered investment companies and business development companies (funds), as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the CCPA, the New York SHIELD Act, the GDPR and the U.K. GDPR. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for breach of privacy laws (which may include insufficient security for our personal or other sensitive information). For example, the maximum penalty for breach of the GDPR is the greater of 20 million Euros and 4% of group annual worldwide turnover, and fines for each violation of the CCPA are $2,500, or $7,500 per violation for intentional violations. Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third-party service providers), or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of investors or clients.
We may be subject to litigation risks and may face liabilities and damage to our professional reputation.
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
We and our funds and their investment advisers are more generally subject to extensive regulation, which, from time to time, results in requests for information from us or our funds and their investment advisers or regulatory proceedings or investigations against us or our funds and their investment advisers, respectively. We may incur significant costs and expenses in connection with any such information requests, proceedings or investigations. Such investigations have previously and may in the future result in penalties and other sanctions. Regulatory actions and initiatives, including by the SEC, can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our or our personnel’s activities, or changing our historic practices. Even if an investigation or proceeding did not result in a sanction, or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation.
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
We may not be able to maintain sufficient insurance to cover us for potential litigation or other risks.
We may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, cybersecurity, fraud and various other potential claims, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such claim. Certain losses of a catastrophic nature, such as losses arising as a result of wars, earthquakes, typhoons, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our funds and their portfolio companies. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our funds and their portfolio companies may not be insured against terrorism or certain other catastrophic losses.
Events which harm our reputation or brand may impact our ability to attract and retain investors and raise new capital.

As fiduciaries and stewards of our client’s capital, we value and depend on the trust they place in us. Reputation is a significant factor that increases our competitive risk. See “—Risks Related to Our Businesses—The investment management business is intensely competitive.” Increased regulatory scrutiny, actions or fines, litigation, employee misconduct, failures or perceived failures to appropriately mitigate and manage ESG incidents, conflicts of interest, data breaches and management of tax disputes, could among other events, harm our reputation and thus our ability to attract and retain investors and raise new capital for our funds, adversely affecting our business. While we have a robust compliance program in place and have successfully instituted a culture of compliance through our policies and procedures aimed to mitigate potential risks and enhanced regulatory action, we may be subject to new and heighted enforcement activity resulting in public sanctions or fines which could adversely impact our reputation. See “—Risks Related to Regulation.” Similarly, to the extent we experience material litigation, employee turnover or employee misconduct, our businesses and our reputation could be adversely affected, and a loss of investor confidence could result, which could adversely impact our ability to raise future funds. Our ability to appropriately mitigate, manage and address conflicts of interests among our stakeholders could also result in increased reputational risk. Further, the impact of events which may harm our reputation and brand are heightened given media and public focus on the externalities of activities unrelated to our business, the pervasiveness of social media and public interest in the financial services and alternative investment management industry generally. The increasing prevalence of artificial intelligence may lead to faster and wider dissemination of any adverse publicity or inaccurate information about us, making effective remediation more difficult and further magnifying the reputational risks associated with negative publicity.

Item 1B.  Unresolved Staff Comments
None.

Item 1C.  Cybersecurity
Assessment, Identification and Management of Material Risks from Cybersecurity

Our cybersecurity strategy prioritizes the detection and analysis of, and response to, known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Our enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Our cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. We have implemented and continue to implement risk-based controls designed to prevent, detect and respond to information security threats and protect our information, our information systems, and the information of our investors, employees and other third parties who entrust us with their sensitive information.

Our cybersecurity program includes physical, administrative and technical safeguards, and we maintain plans and procedures designed to help us prevent and timely and effectively respond to cybersecurity threats and incidents. Through our cybersecurity risk management process, we seek to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks is integrated into our Enterprise Risk Management program, which is overseen by our Enterprise Risk Committee (the “ERC”), as discussed below. In addition, we periodically engage third-party consultants and engage with key vendors to assist us in assessing, enhancing, implementing, and monitoring our cybersecurity risk management programs and responding to incidents.

Our cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training. We also have annual certification requirements for employees with respect to certain policies supporting the cybersecurity program including information security and electronic communications, data protection and privacy. We undertake periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of our critical third-party service providers and other partners. We also complete periodic external reviews of our cybersecurity program and practices, which include assessments of our data protection practices and targeted attack simulations.

In the event of a cybersecurity incident, we have developed an incident response plan that provides guidelines for responding to an incident and facilitates coordination across multiple operational functions. The incident response plan includes notification to the applicable members of cybersecurity leadership, including the Chief Information Security Officer (“CISO”), and, as appropriate, escalation to the full ERC and/or an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to our audit committee of the board of directors and to our full board of directors, if appropriate.

Material Impact of Cybersecurity Risks

In the last three fiscal years, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—General Risk Factors—Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by a dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by our CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on, and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The CISO is also a member of the ERC. The ERC is a cross-functional committee that governs and oversees our Enterprise Risk Program, including cybersecurity. The ERC includes our Chief Executive Officer, Chief Financial Officer, General Counsel, Global Chief Compliance Officer, Chief Information Officer, CISO, and Head of Enterprise Risk, who acts as chairperson of the ERC. The ERC, through regular consultation with the internal cybersecurity team, assesses, discusses, and prioritizes our approach to high-level risks, mitigating controls, and ongoing cybersecurity efforts.

The audit committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Certain members of the ERC periodically report to our audit committee as well as the full board of directors, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Head of Enterprise Risk. Such reporting includes updates on our cybersecurity program, the external threat environment, and our programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on our preparedness, prevention, detection, responsiveness, and recovery with respect to cyber incidents.

Item 2.  Properties
Our principal executive offices are located in leased office space at 2000 Avenue of the Stars, 12th Floor, Los Angeles, California. We also lease office space in Culver City, New York, London and other cities around the world. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.

Item 3. Legal Proceedings
From time to time, we, our executive officers, directors and our funds and their investment advisers, and their respective affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our management of such funds, and may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us. As of December 31, 2023, we were not subject to any material pending legal proceedings.

We and our funds and their investment advisers are also subject to extensive regulation, which, from time to time, results in requests for information from us or our funds and their investment advisers or regulatory proceedings or investigations against us or our funds and their investment advisers, respectively. We may incur significant costs and expenses in connection with any such information requests, proceedings or investigations.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock is traded on the NYSE under the symbol “ARES.” Our common shares began trading on the NYSE on May 2, 2014.
The number of holders of record of our Class A common stock as of February 20, 2024 was 19, which does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. Ares Management GP LLC is the sole holder of shares of our Class B common stock and Ares Voting LLC is the sole holder of shares of our Class C common stock.
Stock Performance Graph
The following graph depicts the total return to holders of our Class A common stock from the closing price on December 31, 2018 through December 31, 2023, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes $100 invested on December 31, 2018 and dividends received reinvested in the security or index.
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
Total Return Performance Table

Issuer Purchases of Equity Securities

None.
Dividend Policy for Class A and Non-Voting Common Stock

During 2022, we declared a dividend each quarter of $0.61 (totaling $2.44 annually) per share to Class A common stockholders and non-voting common stockholders, or approximately $429.1 million. During 2023, we declared a dividend each quarter of $0.77 (totaling $3.08 annually) per share to Class A and non-voting common stockholders at the close of business on March 17, 2023, June 16, 2023, September 15, 2023, and December 15, 2023, respectively, or approximately $571.9 million.

In February 2024, the Company’s board of directors declared a quarterly dividend of $0.93 per share of Class A and non-voting common stock with respect to the first quarter of 2024 payable on March 29, 2024 to common stockholders of record at the close of business on March 15, 2024.
Our dividend policy for our Class A and non-voting common stock is more closely aligned with our core management fee business. We intend to provide a fixed quarterly dividend for each calendar year that will be based on our expected fee related earnings after an allocation of current taxes paid, with future potential changes based on the level and growth of the metric. Subject to the approval of our board of directors, we intend to pay a dividend of $0.93 per share of our Class A and non-voting common stock per quarter in 2024.

Our fixed dividend will be reassessed each year based upon the level and growth of our fee related earnings after an allocation of current taxes paid. As fee related earnings reflect the core earnings of our business and consist of management fee and fee related performance revenues less compensation and general and administrative expenses, having our dividend based on this amount removes volatility from our dividend and provides more predictability to investors on an annual basis

Our dividend policy reflects our intention to retain net performance income, which excludes our fee related performance revenues. We expect to use such retained earnings to fund future growth with the objective of accelerating our fee related earnings growth per share, as well as for potential stock repurchases. However, the declaration, payment and determination of the amount of future dividends, if any, is at the sole discretion of our board of directors, which may change our dividend policy at any time.

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

Because AMC is a holding company and has no material assets other than its indirect ownership of AOG Units, we fund dividends by AMC on shares of our Class A and non-voting common stock, if any, in three steps:
•first, we cause the AOG entities to make distributions to their partners, including AMC and its direct subsidiaries. If the AOG entities make such distributions, the partners of the AOG entities will be entitled to receive equivalent distributions based on their partnership units in the Ares Operating Group (except as set forth in the following paragraph);

•second, we cause AMC’s direct subsidiaries to distribute to AMC their share of such distributions, net of any taxes and amounts payable under the tax receivable agreement by such direct subsidiaries; and

•third, AMC pays such distributions to our holders of our Class A and non-voting common stock, net of any taxes and amounts payable under the tax receivable agreement, on a pro rata basis.

Because we and our direct subsidiaries that are corporations for U.S. federal income tax purposes may be required to pay corporate income and franchise taxes and make payments under the tax receivable agreement, the dividend amounts ultimately paid by us to holders of our Class A and non-voting common stock are expected to be generally less, on a per share basis, than the amounts distributed by the AOG entities to their respective partners in respect of their AOG Units.

In addition, governing agreements of the AOG entities provide for cash distributions, which we refer to as “tax distributions,” to the partners of such entities if the general partners of the AOG entities determine that the taxable income of the AOG entities gives rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the entity multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York, whichever is higher (taking into account the non-deductibility of certain expenses and the character of our income). The Ares Operating Group makes tax distributions only if and to the extent distributions from such entities for the relevant year were otherwise insufficient to cover such tax liabilities.

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
This section of the Annual Report on Form 10-K discusses activity as of and for the years ended December 31, 2023 and 2022. For discussion on activity for the year ended December 31, 2021 and period-over-period analysis on results for the year ended December 31, 2022 to 2021, refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the year ended December 31, 2023, approximately 95% of our management fees were derived from perpetual capital vehicles and long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results from operations, including the fair value of our AUM, are affected by a variety of factors. Conditions in the global financial markets and economic and political environments may impact our business, particularly in the U.S., Western Europe and Asia.

    The following table presents returns of selected market indices:

			Returns (%)
Type of Index	Name of Index	Region	Year ended December 31, 2023	Year ended December 31, 2022
High yield bonds	ICE BAML High Yield Master II Index	U.S.	13.5	(11.2)
High yield bonds	ICE BAML European Currency High Yield Index	Europe	12.2	(11.5)
Leveraged loans	Credit Suisse Leveraged Loan Index (“CSLLI”)	U.S.	13.0	(1.1)
Leveraged loans	Credit Suisse Western European Leveraged Loan Index	Europe	12.5	(3.3)
Equities	S&P 500 Index	U.S.	26.3	(18.1)
Equities	MSCI All Country World Ex-U.S. Index	Non-U.S.	15.6	(16.0)
Real estate equities	FTSE NAREIT All Equity REITs Index	U.S.	11.4	(24.9)
Real estate equities	FTSE EPRA/NAREIT Developed Europe Index	Europe	17.4	(36.5)

During 2023, global markets endured heightened volatility but finished the year positively with improving investor sentiment amid the possibility of monetary easing in 2024. Despite the macroeconomic headwinds and escalated conflicts in the Middle East and Ukraine, U.S. and European high yield bonds and leveraged loans returned positive performance. The Asian markets experienced mixed performance as the region overall continued to show growth primarily driven by resilient demand in Southeast Asia and India. India, in particular, demonstrated healthy economic growth driven by its manufacturing and services sectors. On the other hand, China’s weaker than expected economic recovery led Chinese policymakers to continue taking measures to support economic growth. Overall, reduced lending activity by banks and limited capital accessibility continued to fuel private credit growth.

Global equity markets similarly rallied during the fourth quarter to finish the year on a positive note. While the public markets ended the year positively, the private markets continued to experience challenges with downward pressure on valuations and muted the opportunities for realizations. The private equity markets also experienced a prolonged slowdown in deal activity, and we believe potential liquidity constraints from investors have increased the need for flexible capital solutions. In addition, businesses have struggled to navigate this challenging growth and inflationary environment, which we believe has heightened the need for partnerships with value-add managers. This environment underscores the importance of investing in resilient industries with long-term secular tailwinds where we have expertise. Our focus continues to be on investment opportunities in the healthcare and services sectors, with limited exposure to energy, and we continue to invest opportunistically in consumer and industrials. Asset selectivity, deliberate portfolio construction, a flexible investment mandate and a differentiated view to drive value creation through earnings growth will be instrumental in delivering attractive returns to investors.

The commercial real estate markets continued to be impacted by the macroeconomic environment throughout 2023. European and U.S. real estate deal activity remained subdued with limited transactional liquidity. Given the higher interest rate environment, property valuations remain soft, with capitalization rate yields widening further over the year. However, we believe certain of these market trends will be offset by continued strong fundamentals, such as occupancy and rental rates, in property types that include multifamily and industrial.

The current market environment has had a more pronounced negative impact on certain industries, including energy, which is an industry in which few of our funds have made investments. As of December 31, 2023, 1% of our total AUM was invested in debt and equity investments in the energy sector (of which less than 1% of our total AUM was invested in midstream investments and also includes oil and gas exploration) and less than 1% of our total AUM was invested in renewable energy investments.

We believe our portfolios across all strategies are well positioned for a fluctuating interest rate environment. On a market value basis, approximately 85% of our debt assets and 57% of our total assets were floating rate instruments as of December 31, 2023.

In 2023, some of the considerations pertaining to our strategic decisions included:

• Our ability to fundraise and increase AUM and fee paying AUM. During the year ended December 31, 2023, we raised $74.5 billion of gross new capital across our commingled funds, SMAs and other vehicles, and continued to expand our investor base, raising capital from over 125 different investment vehicles and over 625 institutional investors, including approximately 300 direct institutional investors that were new to Ares. Our fundraising efforts helped drive AUM growth of 19% for 2023. During 2024, we expect that our fundraising will come from a combination of our existing and new strategies in the U.S., Europe and APAC. As of December 31, 2023, AUM not yet paying fees includes $62.9 billion of AUM available for future deployment which could generate approximately $621.6 million in potential incremental annual management fees. Our potential future deployment, coupled with our future fundraising prospects, gives us the opportunity to increase our management fees in 2024.

• Our ability to attract new capital and investors with our broad multi-asset class product offering. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation and income generation. We continually seek to create avenues to meet our investors’ evolving needs by offering an expansive range of funds, developing new products and creating managed accounts and other investment vehicles tailored to our investors’ goals. We continue to expand our distribution channels, expanding into the retail channel through our global wealth management offerings, as well as the needs of traditional institutional investors, such as pension funds, sovereign wealth funds, and endowments. If market volatility persists or increases, investors may seek absolute return strategies that seek to mitigate volatility. We offer a variety of investment strategies depending upon investors’ risk tolerance and expected returns.

• Our disciplined investment approach and successful deployment of capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital that our investors have committed to our funds. Greater competition, high valuations, cost of credit and other general market conditions have affected and may continue to affect our ability to identify and execute attractive investments. Under our disciplined investment approach, we deploy capital only when we have sourced a suitable investment opportunity at an attractive price. During the year ended December 31, 2023, we deployed $68.1 billion of gross capital across our investment groups compared to $79.8 billion deployed in 2022. We believe we continue to be well-positioned to invest our assets opportunistically. As of December 31, 2023, we had $111.4 billion of capital available for investment compared to $84.6 billion as of December 31, 2022.
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
The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2022	$225,579	$34,749	$66,061	$21,961	$3,647	$351,997
Acquisitions	—	3,697	—	—	—	3,697
Net new par/equity commitments	40,393	1,621	6,076	3,648	7,008	58,746
Net new debt commitments	14,897	—	726	—	—	15,623
Capital reductions	(3,858)	(9)	(480)	—	—	(4,347)
Distributions	(7,185)	(2,309)	(4,796)	(1,116)	(423)	(15,829)
Redemptions	(3,345)	—	(1,759)	(1)	(1,046)	(6,151)
Net allocations among investment strategies	4,258	—	—	5	(4,263)	—
Change in fund value	14,057	1,356	(415)	263	(151)	15,110
Balance at 12/31/2023	$284,796	$39,105	$65,413	$24,760	$4,772	$418,846

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2021	$201,405	$33,404	$45,919	$22,119	$2,928	$305,775
Acquisitions	—	—	8,184	199	—	8,383
Net new par/equity commitments	18,149	2,202	10,638	2,510	4,848	38,347
Net new debt commitments	14,462	—	3,253	—	—	17,715
Capital reductions	(1,280)	(208)	(516)	—	—	(2,004)
Distributions	(6,057)	(1,333)	(3,183)	(2,787)	(1,788)	(15,148)
Redemptions	(2,415)	—	(951)	—	—	(3,366)
Net allocations among investment strategies	1,975	—	—	—	(1,975)	—
Change in fund value	(660)	684	2,717	(80)	(366)	2,295
Balance at 12/31/2022	$225,579	$34,749	$66,061	$21,961	$3,647	$351,997
The components of our AUM are presented below ($ in billions):

AUM: $418.8	AUM: $352.0

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $15.1 billion and $14.4 billion of AUM of funds from which we indirectly earn management fees as of December 31, 2023 and 2022, respectively and includes $4.3 billion and $3.4 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2023 and 2022, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management

FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2022	$151,275	$18,447	$41,607	$17,668	$2,064	$231,061
Acquisitions	—	1,692	—	—	—	1,692
Commitments	8,333	—	3,674	1,645	6,181	19,833
Deployment/subscriptions/increase in leverage	23,701	2,752	2,968	473	150	30,044
Capital reductions	(3,657)	—	(455)	—	—	(4,112)
Distributions	(7,927)	(1,232)	(3,862)	(613)	(415)	(14,049)
Redemptions	(4,474)	—	(1,775)	(1)	—	(6,250)
Net allocations among investment strategies	4,363	—	—	30	(4,393)	—
Change in fund value	5,176	—	(917)	(164)	317	4,412
Change in fee basis	—	(45)	98	2	(329)	(274)
Balance at 12/31/2023	$176,790	$21,614	$41,338	$19,040	$3,575	$262,357

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2021	$122,110	$16,689	$28,615	$18,364	$2,067	$187,845
Acquisitions	—	—	4,855	131	—	4,986
Commitments	11,327	—	6,680	2,042	3,607	23,656
Deployment/subscriptions/increase in leverage	32,780	4,489	4,002	560	(38)	41,793
Capital reductions	(3,913)	—	(200)	—	—	(4,113)
Distributions	(7,365)	(1,902)	(2,101)	(1,319)	(734)	(13,421)
Redemptions	(2,684)	—	(965)	—	—	(3,649)
Net allocations among investment strategies	1,935	—	—	—	(1,935)	—
Change in fund value	(2,071)	(4)	1,572	772	(665)	(396)
Change in fee basis	(844)	(825)	(851)	(2,882)	(238)	(5,640)
Balance at 12/31/2022	$151,275	$18,447	$41,607	$17,668	$2,064	$231,061

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $262.4	FPAUM: $231.1

Invested capital/other(1)	Market value(2)	Collateral balances (at par)	Capital commitments

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $58.8 billion and $56.0 billion from funds that primarily invest in illiquid strategies as of December 31, 2023 and 2022, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

Perpetual Capital Assets Under Management

The chart below presents our perpetual capital AUM by segment and type ($ in billions):

Perpetual Capital AUM
$104.3
$4.2
$0.9
$26.9
$72.3
$92.7
$2.6
$0.3
$28.2
$61.6
12/31/2023
12/31/2022
Credit
Real Assets
Secondaries
Other Businesses

Perpetual Capital by Type
$104.3
$22.3
$22.9
$27.6
$31.5
$92.7
$19.1
$22.2
$21.9
$29.5
12/31/2023
12/31/2022
Publicly-Traded Vehicles
Private Commingled Vehicles
Managed Accounts
Non-Traded Vehicles

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For both the years ended December 31, 2023 and 2022, 95% of management fees were earned from perpetual capital or long-dated funds. The charts below present the composition of our segment management fees by the initial fund duration:

Perpetual Capital - Publicly-Traded Vehicles	Perpetual Capital - Non-Traded Vehicles	Perpetual Capital - Managed Accounts	Perpetual Capital - Private Commingled Vehicles	Long-Dated Funds(1)	Other

(1) Long-dated funds generally have a contractual life of five years or more at inception.

Available Capital and Assets Under Management Not Yet Paying Fees

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Private Equity	Real Assets	Secondaries	Other Businesses

As of December 31, 2023, AUM Not Yet Paying Fees includes $62.9 billion of AUM available for future deployment that could generate approximately $621.6 million in potential incremental annual management fees. As of December 31, 2022, AUM Not Yet Paying Fees included $41.8 billion of AUM available for future deployment that could generate approximately $410.9 million in potential incremental annual management fees.

Incentive Eligible Assets Under Management and Incentive Generating Assets Under Management

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Credit	Private Equity	Real Assets	Secondaries	Other Businesses

The charts below present our IGAUM by strategy for funds generating fee related performance revenues and net fee related performance revenues by strategy as of and for the years ended:

U.S. Direct Lending	European Direct Lending	Alternative Credit	Private Equity Secondaries	U.S. Real Estate Equity	Real Estate Debt

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

Components of Consolidated Results of Operations

Revenues

Management Fees. The investment adviser of our funds generally receives an annual management fee based on a percentage of the fund’s capital commitments, contributed capital, net asset value or invested capital during the investment period, which may then change at the end of the investment period. For certain of our SMAs, we receive an annual management fee based on a percentage of invested capital, contributed capital or net asset value throughout the term of the SMA. We also may receive special fees, including agency and arrangement fees. In certain circumstances, we are contractually required to offset certain amounts of such special fees against management fees relating to the applicable fund.

The investment adviser of each of our CLOs typically receives annual management fees based on the gross aggregate collateral balance for CLOs, at par, adjusted for cash and defaulted or discounted collateral. The management fees of CLOs accounted for approximately 2% of our total management fees on a consolidated basis and 4% on an unconsolidated basis for the year ended December 31, 2023.
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

We receive management fees in accordance with the investment advisory and management agreements of our retail vehicles, including both our publicly-traded and non-traded vehicles, that must be reviewed or approved annually by their independent boards of directors.

Details regarding our management fees from our retail vehicles are presented below:

	Annual Fee Rate	Fee Base
ACRE	1.50%	Stockholders’ equity
AIREIT	1.25%	NAV
APMF	1.40%	Total assets (including any assets relating to indebtedness or preferred shares that may be issued) minus liabilities (other than liabilities relating to indebtedness)
ARCC	1.50%	Total assets (other than cash and cash equivalents)
ARCC Part I Fees	20.00%	Net investment income (before ARCC Part I Fees and ARCC Part II Fees), subject to a fixed hurdle rate of 1.75% per quarter, or 7.00% per annum. No fees are recognized until ARCC’s net investment income exceeds a 1.75% hurdle rate, with a catch-up provision to ensure that the Company receives 20.00% of the net investment income from the first dollar earned
ARDC	1.00%	Total assets minus liabilities (other than liabilities relating to indebtedness)
AREIT	1.10%	NAV
ASIF	1.25%	NAV
ASIF Part I Fees	12.50%	Net investment income (before ASIF Part I Fees and ASIF Part II Fees), subject to a fixed hurdle rate of 1.25% per quarter, or 5.00% per annum. No fees are recognized until ASIF’s net investment income exceeds a 1.25% hurdle rate, with a catch-up provision to ensure that the Company receives 12.50% of the net investment income from the first dollar earned
CADC	1.25%	Total assets minus liabilities (other than liabilities relating to indebtedness)
CADC Part I Fees	15.00%	Net investment income (before CADC Part I Fees), subject to a fixed hurdle rate of 1.50% per quarter, or 6.00% per annum. No fees are recognized until CADC’s net investment income exceeds the hurdle rate, with a catch-up provision to ensure that the Company receives 15.00% of the net investment income from the first dollar earned

Details regarding our management fees by strategy are presented below:

	Fee Rate	Fee Base	Average Remaining Contract Term(1)

Credit Group
Liquid Credit(2)	0.25% - 1.00%	Par plus cash or NAV	9.0 years(2)
Alternative Credit	0.50% - 1.50%	NAV, gross asset value, capital commitments or invested capital	4.4 years
U.S. and European Direct Lending(3)	0.75% - 1.50%	Invested capital, NAV or total assets (in certain cases, excluding cash and cash equivalents)	4.4 years
APAC Credit(4)	1.15% - 2.00%	Capital commitments, aggregate cost basis of unrealized portfolio investments or a combination thereof	3.7 years

Private Equity Group
Corporate Private Equity(5)	1.50%	Capital commitments	5.2 years
Special Opportunities(6)	1.50%	Invested capital or aggregate cost basis of unrealized portfolio investments	7.8 years
APAC Private Equity(7)	1.00% - 2.00%	Invested capital, capital commitments or a combination thereof	3.9 years

Real Assets Group
Real Estate Equity(8)	0.50% - 1.50%	Invested capital, NAV, capital commitments or a combination thereof	3.1 years
Real Estate Debt	0.50% - 1.00%	Invested capital or NAV	N/A(9)
Infrastructure Opportunities(10)	1.00% - 1.50%	Capital commitments	6.0 years
Infrastructure Debt	1.00%	Invested capital	5.1 years

Secondaries Group
Private Equity, Real Estate, Infrastructure Secondaries and Credit Secondaries(11)	0.50% - 1.25%	Capital commitments, invested capital, reported value (largely represents NAV of each fund’s underlying limited partnership interests), called capital plus unfunded commitments or reported value plus unfunded commitments	7.2 years

Other Businesses
Ares Insurance Solutions(12)	0.30%	Monthly weighted average market value of the assets	N/A(12)

(1)    Represents the average remaining contract term pursuant to the funds’ governing documents within each strategy, excluding perpetual capital vehicles, as of December 31, 2023.
(2)    Liquid credit includes the syndicated loan, high yield bond and multi-asset credit strategies. Fee ranges for syndicated loans generally remain unchanged at the close of the re-investment period. In certain cases, CLOs may be called upon demand by subordinated noteholders prior to the management contract term expiration date. The funds in the high yield bond and multi-asset credit strategies are generally open-ended or managed account structures, which typically do not have investment period termination or management contract expiration dates.
(3)    Following the expiration or termination of the investment period, the fee basis for certain closed-end funds and managed accounts in this strategy generally change either to the aggregate cost or to market value of the portfolio investments.
(4)    Certain funds pay a lower management fee rate on committed capital which increases when such capital is invested. The funds in this strategy are comprised of closed-end funds, with investment period termination or management contract termination dates. The funds also include co-investment accounts with fees ranging from 0.50% to 1.50%, which generally do not include investment period termination or management contract termination dates.
(5)    Fee range represents typical range during the investment period. Management fees for corporate private equity funds generally step down to between 0.75% and 1.25% of the aggregate adjusted cost of unrealized portfolio investments following the earlier to occur of: (i) the expiration or termination of the investment period; and (ii) the activation of a successor fund.
(6)    Fee range represents typical range during the investment period. Management fees for special opportunities funds generally step down to between 1.00% to 1.25% of the invested capital or the aggregate cost basis of unrealized portfolio investments following the expiration or termination of the investment period.
(7)    Fee range represents typical range during the investment period. Management fees for APAC private equity funds generally step down to 2.00% of the aggregate adjusted cost of unrealized portfolio investments following the expiration or termination of the investment period. The funds also include co-investment vehicles with fees rates of 2.00%, which generally do not include investment period termination or management contract termination dates.
(8)    Certain funds pay a lower management fee rate on committed capital which increases when such capital is invested. Following the expiration or termination of the investment period the basis on which management fees are earned for certain closed-end funds, managed accounts and co-investment vehicles in this strategy changes from committed capital to invested capital with no change in the management fee rate. AIREIT and AREIT pay management fees based on NAV plus net capital raised and outstanding from our 1031 exchange programs.
(9)    The funds in this strategy are generally open-ended or managed account structures, which typically do not have investment period termination or management contract expiration dates.
(10)    Fee range represents typical range during the investment period. Certain funds pay a lower management fee rate on committed capital which increases when such capital is invested. The infrastructure opportunities funds generally step down the fee base to the aggregated adjusted cost of unrealized portfolio investments, while retaining the same fee rate, following the expiration or termination of the investment period.
(11)    Funds in each strategy are comprised of closed-end funds with either investment period termination or management contract termination dates and certain open-end accounts that generally do not have termination dates.
(12)    Ares Insurance Solutions earns a tiered management fee that starts at 0.30% and steps down to 0.15% of the monthly weighted average market value. Ares Insurance Solutions generally includes open-ended or managed account structures, which typically do not have investment period termination or management contract expiration dates.

Incentive Fees. The general partners, managers or similar entities of certain of our funds receive performance-based fees. These fees are generally based on the annual investment returns of the applicable fund, subject to certain net loss carry-forward provisions, high-watermarks and/or preferred returns. Such performance-based fees may also be based on a fund’s cumulative net investment returns for the measurement period, in some cases subject to a high-watermark or a preferred return. Incentive fees are realized at the end of a measurement period, typically quarterly or annually. Realized incentive fees are generally higher during the second half of the year due to the nature of certain funds that typically realize incentive fees at the end of the calendar year. Once realized, such incentive fees are not subject to repayment. Cash from the realizations is typically received in the period subsequent to the measurement period. Incentive fees are composed of both fee related performance revenues, which are based on perpetual capital, and those incentive fees earned from funds with stated investment periods:

Details regarding our fee related performance revenues are presented below:

	Fee Rate	Fee Base	Annual Hurdle Rate

Credit Group
Open-ended core alternative credit fund	15.0%	Incentive eligible fund’s profits	6.0%
U.S. and European Direct Lending	10.0% - 15.0%	Incentive eligible fund’s profits	5.0% to 8.0%

Real Assets Group
AIREIT and AREIT	12.5%	Annual investment returns, subject to certain net loss carry-forward provisions	5.0%
ACRE	20.0%	The difference between ACRE’s core earnings (as defined in ACRE’s management agreement) and its shareholders' return on equity	8.0%

Secondaries Group
APMF	12.5%	Annual investment returns, subject to certain net loss carry-forward provisions	N/A

Details regarding our incentive fees earned from funds with stated investment periods, which are generally based on a fund’s eligible profits, are presented below:

	Fee Rate	Annual Hurdle Rate

Credit Group

Liquid Credit	10.0% - 20.0%	3.0% to 12.0%
Alternative Credit	12.5% - 20.0%	5.0% to 7.0%
U.S. and European Direct Lending(1)	10.0% - 15.0%	5.0% to 8.0%

Real Assets Group
Real Estate Equity	15.0% - 18.0%	6.0% to 8.0%

(1) We may receive Part II Fees, which are not paid unless ARCC and ASIF achieve cumulative aggregate realized capital gains (net of cumulative aggregate realized capital losses and aggregate unrealized capital depreciation). For ARCC and ASIF, incentive fees represent 20.0% and 12.5%, respectively, of the cumulative aggregate realized capital gains (net of cumulative aggregate realized losses and aggregate unrealized capital depreciation) and such fees are presented as incentive fees earned from funds with stated investment periods.

Performance Income. We may receive performance income from our funds that may be either incentive fees earned from funds with stated investment periods as described above, or a special allocation of income, which we refer to as carried interest. Performance income is recognized when specified investment returns are achieved by the fund.
Carried Interest Allocation. Carried interest allocation is recognized based on changes in valuation of our funds’ investments that exceed certain preferred returns as set forth in each respective partnership agreement. Carried interest allocation is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount recognized as carried interest allocation reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Investment returns of one fund are not offset between or among funds.
Funds generally follow either an American-style waterfall or a European-style waterfall. For American-style waterfalls, the general partner is entitled to receive carried interest after a fund investment is realized if the investors in the fund have received distributions in excess of the capital contributed for such investment and all prior realized investments (plus allocable expenses), as well as the preferred return. For European-style waterfalls, the general partner is entitled to receive carried interest if the investors in the fund have received distributions in an amount equal to all prior capital contributions plus a preferred return.

For most funds, the carried interest is subject to a preferred return ranging from 5.0% to 10.0%, after which there is typically a catch-up allocation to the general partner. Generally, if at the termination of a fund (and in some cases at interim points in the life of a fund), the fund has not achieved investment returns that exceed the preferred return threshold or the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the general partner will be obligated to repay an amount equal to the extent the previously distributed carried interest exceeds the amounts to which the general partner is entitled. These repayment obligations may be related to amounts previously distributed to us and our senior professionals and are generally referred to as contingent repayment obligations.
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
Certain funds may make distributions to their partners to provide them with cash sufficient to pay applicable federal, state and local tax liabilities attributable to the fund’s income that is allocated to them. These distributions are referred to as tax distributions and are not subject to contingent repayment obligations. Tax distributions from European-style waterfall funds generally precede investors in the fund receiving the preferred return.
Details regarding our carried interest, which is generally based on a fund’s eligible profits, are presented below:

	Fee Rate	Annual Hurdle Rate

Credit Group
Liquid Credit and Alternative Credit	15.0% - 20.0%	6.0% to 8.0%
U.S. and European Direct Lending	10.0% - 20.0%	5.0% to 8.0%
APAC Credit	15.0% - 20.0%	7.0% to 8.0%

Private Equity Group
Corporate Private Equity, Special Opportunities and APAC Private Equity	20.0%	8.0%

Real Assets Group
Real Estate	10.0% - 20.0%	6.0% to 10.0%
Infrastructure	15.0% - 20.0%	5.0% to 8.0%

Secondaries Group
Private Equity, Real Estate, Infrastructure and Credit Secondaries	10.0% - 12.5%	8.0%

Other Businesses
Ares Insurance Solutions	20.0%	8.0%
For detailed discussion of contingencies on carried interest, see “Note 8. Commitments and Contingencies,” within our consolidated financial statements and “Item 1A. Risk Factors—Risks Related to Our Funds—We may need to pay “clawback” or “contingent repayment” obligations if and when they are triggered under the governing agreements with our funds” included in this Annual Report on Form 10-K.
Principal Investment Income (Loss). Principal investment income (loss) consists of interest and dividend income and net realized and unrealized gains (losses) on equity method investments where we serve as general partner. Interest and dividend income are recognized on an accrual basis to the extent that such amounts are expected to be collected. A realized gain (loss) may be recognized when all or a portion of our investment is returned to us. Unrealized gains (losses) on investments result from appreciation (depreciation) in the fair value of our investments, as well as reversals of previously recorded unrealized appreciation (depreciation) at the time the gain (loss) on an investment becomes realized.

Administrative, Transaction and Other Fees. Details regarding our administrative, transaction and other fees are presented below:

Administrative fees
Represent fees that we earn for providing administrative services to certain funds and may reflect either an expense reimbursements for costs incurred by certain professionals in performing services for a fund or may be based on fixed percentage of a fund’s invested capital

Transaction fees	Typically represent fees earned from the arrangement and origination of loans and are generated primarily from funds within our direct lending and infrastructure debt strategies
Other fees:
Property-related fees represent fees earned within funds in our real estate equity strategies and include the following:
Acquisition fees	Based on a percentage of a property’s cost at the time of property acquisition
Development fees	Based on a percentage of development costs over the development period
Property management fees	Based on tenancy of properties over the time associated property management services are provided
Sale and distribution fees represent fees earned through AWMS for the sale and distribution of fund shares in our non-traded vehicles and include the following:
Sales-based fees
Based on a percentage of shares sold to retail investors in our non-traded vehicles. Sales-based fees are reported net of amounts re-allowed to participating broker-dealers for their ongoing shareholder services

Asset-based fees	Based on the NAV of the applicable asset class. Asset-based fees are reported net of amounts re-allowed to participating broker-dealers for their ongoing shareholder services
Exchange program fees	Based on a percentage of the value associated with the properties transacted through our 1031 exchange programs. Exchange program fees are recognized when investors contribute real property through like-kind 1031 exchanges for fund shares and through other private placements and are composed of a program administration fee and a facilitation fee for advisory services and sales-based efforts, respectively
Expenses
Compensation and Benefits. Compensation generally includes salaries, bonuses, health and welfare benefits, payroll related taxes, equity compensation, Part I Fee incentive compensation and fee related performance compensation expenses. Compensation and benefits expenses are typically correlated to the operating performance of our segments, which is used to determine incentive-based compensation for each segment. Incentive-based compensation is accrued over the service period to which it relates. Our discretionary incentive-based compensation generally represents our annual bonus pool, is based on our operating performance and may fluctuate throughout the year until payments are made. The majority of our incentive-based compensation is paid during the fourth quarter. Certain of our senior partners are not paid an annual salary or bonus, instead they only receive distributions based on their ownership interest when declared by our board of directors. We use changes in headcount, which represents the full-time equivalency of active employees during each period, to analyze changes in compensation and benefits. Part I Fee incentive compensation and fee related performance compensation represent approximately 60% of Part I Fees and of fee related performance revenues, respectively, before giving effect to payroll related taxes. Compensation expense also includes employee commissions that are generated in connection with our like-kind 1031 exchange program and other private placement transactions conducted through AWMS. Incremental changes in fair value of certain contingent liabilities established in connection with our various acquisitions are recognized ratably over the service period and are also presented within compensation and benefits.
Equity compensation represents a form of non-cash compensation that we use to align our employees with the long-term interests of our shareholders. Equity-based awards are typically granted in the form of restricted units that generally vest over a service period between three and five years. We issue equity awards with a long-term focus of limiting the average dilutive impact on our Class A common stockholders to no more than 1.5% annually. Because we withhold shares equal to the fair value of our employee tax withholding liabilities and pay the taxes on their behalf in cash, fewer net shares are issued upon vesting. This result has reduced the average annual dilutive impact of these awards to less than 1.0% annually. We expect the expenses recognized in connection with these awards to fluctuate with changes in the price of our Class A common stock.
Performance Related Compensation. Performance related compensation includes compensation directly related to carried interest allocation and incentive fees earned from funds with stated investment periods, generally consisting of percentage interests that we grant to our professionals. Depending on the nature of each fund, the performance related compensation generally represents 60% to 80% of the carried interest allocation and aforementioned incentive fees recognized by us before giving effect to payroll related taxes. We have an obligation to pay our professionals a portion of the carried interest allocation earned from certain funds. The performance related compensation payable is calculated based upon the recognition of carried interest allocation and is not paid to recipients until the carried interest allocation is received. Performance related compensation may include allocations to charitable organizations as part of our philanthropic initiatives.
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
General, Administrative and Other Expenses. General and administrative expenses include costs primarily related to occupancy, professional services, travel, information services and information technology costs, placement fees, depreciation, amortization of intangibles, supplemental distribution fees and other general operating items. Placement fees are paid to placement agents and include: (i) upfront fees based on commitments to a fund; and (ii) service fees for periodic investor services that are recognized as services are provided. Supplemental distribution fees are paid to brokerage firms, banks or other financial intermediaries for the distribution of shares in our non-traded vehicles and may be calculated on either sales volumes or levels of assets under management.
Expenses of Consolidated Funds. Consolidated Funds’ expenses consist primarily of costs incurred by our Consolidated Funds, including professional services fees, research expenses, trustee fees, travel expenses and other costs associated with organizing and offering these funds.
Other Income (Expense)
Net Realized and Unrealized Gains (Losses) on Investments. A realized gain (loss) may be recognized when all or a portion of our investment is returned to us. Unrealized gains (losses) on investments result from the change in appreciation (depreciation) in the fair value of our investments.
Interest and Dividend Income. Interest and dividend income is primarily generated from investments in CLOs and other strategic investments where we do not serve as general partner. Interest and dividend income are both recognized on an accrual basis to the extent that such amounts are expected to be collected.
Interest Expense. Interest expense includes interest related to our Credit Facility, which has a variable interest rate based upon SOFR plus a credit spread that is adjusted with changes to corporate credit ratings and with the achievement of certain ESG-related targets, and to our senior and subordinated notes, each of which have fixed coupon rates.
Other Income (Expense), Net. Other income (expense), net consists of transaction gains (losses) on the revaluation of assets and liabilities denominated in non-functional currencies and of other non-operating and non-investment related activities, such as bargain purchase gain, changes in fair value of contingent obligations, loss on disposal of assets, among other items.
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
Income Taxes
AMC is a corporation for U.S. federal income tax purposes and is subject to U.S. federal, state and local corporate income taxes at the entity level on its share of net taxable income. In addition, the AOG entities and certain of AMC’s subsidiaries operate in the U.S. as partnerships or disregarded entities for U.S. federal income tax purposes and as corporate entities in certain foreign jurisdictions. These entities, in some cases, are subject to U.S. state or local income taxes or foreign income taxes. Our effective tax rate is the result of AMC’s net taxable income and the applicable U.S. federal, state and local income taxes as well as, in some cases, foreign income taxes. Net taxable income is based on AMC’s ownership of the AOG entities. As such, our effective tax rate will be directly impacted by changes in AMC’s ownership of the AOG entities and changes to statutory rates in the U.S. and other foreign jurisdictions and, to a lesser extent, income taxes that are recorded for certain affiliated funds and co-investment vehicles that are consolidated in our financial results.
The majority of our Consolidated Funds are not subject to income tax as the funds’ investors are responsible for reporting their share of income or loss. To the extent required by federal, state and foreign income tax laws and regulations, certain funds may incur income tax liabilities.

Redeemable and Non-Controlling Interests
Net income (loss) attributable to redeemable and non-controlling interests in Consolidated Funds represents the income (loss) attributable to ownership interests that third parties hold in entities that are consolidated within our consolidated financial statements.
Net income (loss) attributable to redeemable and non-controlling interests in AOG entities represents results attributable to the owners of AOG Units and other ownership interests that are not held by AMC.
In connection with our acquisition of SSG in July 2020, the former owners of SSG retained a 20% ownership interest in a subsidiary of an AOG entity that is reflected as redeemable interest in AOG entities. Net income (loss) attributable to redeemable interest in AOG entities is allocated based on the ownership percentage attributable to the redeemable interest. On March 31, 2023, we acquired a portion of the remaining ownership interest in SSG that was retained by the former owners of SSG (the “SSG Buyout”), and we now own 100% of Ares SSG’s fee-generating business. Following the SSG Buyout, legacy owners of SSG retained an ownership interest in certain non-controlled investments that will continue to be reflected as redeemable interests, and the income generated by these investments will continue to be allocated ratably based on ownership.
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

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 4% of our AUM as of December 31, 2023, 2% of our management fees and 2% of our carried interest and incentive fees for the year ended December 31, 2023. As of December 31, 2023, we consolidated 28 CLOs, 10 private funds and one SPAC, and as of December 31, 2022, we consolidated 25 CLOs, 10 private funds and one SPAC.
The activity of the Consolidated Funds is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation also typically will decrease management fees, carried interest allocation and incentive fees reported under GAAP to the extent these amounts are eliminated upon consolidation.
The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity, except where accounting for a redemption or liquidation preference requires the reallocation of ownership based on specific terms of a profit sharing agreement. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as redeemable and non-controlling interests in the Consolidated Funds within our consolidated financial statements. Redeemable interest in Consolidated Funds represent the shares issued by our SPACs that are redeemable for cash by the public shareholders in the event that the SPAC does not complete a business combination or tender offer associated with shareholder approval provisions.
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the year ended December 31, 2023, we deconsolidated one SPAC as a result of liquidation and one private fund as a result of a significant change in ownership. During the year ended December 31, 2022, we did not deconsolidate any entities.
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

The following table presents our summarized consolidated results of operations ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Total revenues	$3,631,884	$3,055,443	$576,441	19%
Total expenses	(2,797,858)	(2,749,085)	(48,773)	(2)
Total other income, net	499,037	204,448	294,589	144
Less: Income tax expense	172,971	71,891	(101,080)	(141)
Net income	1,160,092	438,915	721,177	164
Less: Net income attributable to non-controlling interests in Consolidated Funds	274,296	119,333	154,963	130
Net income attributable to Ares Operating Group entities	885,796	319,582	566,214	177
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	226	(851)	1,077	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	411,244	152,892	258,352	169
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$474,326	$167,541	306,785	183

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Revenues
Management fees	$2,551,150	$2,136,433	$414,717	19%
Carried interest allocation	618,579	458,012	160,567	35
Incentive fees	276,627	301,187	(24,560)	(8)
Principal investment income	36,516	12,279	24,237	197
Administrative, transaction and other fees	149,012	147,532	1,480	1
Total revenues	$3,631,884	$3,055,443	576,441	19
Management Fees. Capital deployment in direct lending funds within the Credit Group led to a rise in FPAUM and additional management fees of $166.1 million for the year ended December 31, 2023 compared to the prior year. Part I Fees contributed $109.6 million to the increase for the year ended December 31, 2023 compared to the prior year. The increase in Part I Fees was primarily due to the increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in the average size of their portfolios and the impact of rising interest rates, given their primarily floating-rate loan portfolios. Of the total increase in Part I Fees, ASIF contributed $5.1 million as it began generating fees during the third quarter of 2023. Within the Real Assets Group, AIREIT and AREIT contributed additional management fees of $11.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 driven by increases in the average capital base of AIREIT and AREIT. Also, management fees from Ares Infrastructure Debt Fund V L.P. (“IDF V”) increased by $9.3 million for the year ended December 31, 2023 compared to the prior year, primarily driven by deployment of capital. Within the Private Equity Group, the Crescent Point Acquisition contributed $7.4 million to the increase in management fees for the year ended December 31, 2023. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”

Carried Interest Allocation. The activity was principally composed of the following ($ in millions):

	Year ended December 31, 2023	Primary Drivers	Year ended December 31, 2022	Primary Drivers
Credit funds	$498.7
Primarily from six direct lending funds and one alternative credit fund with $28.2 billion of IGAUM generating returns in excess of their hurdle rates. Ares Capital Europe V, L.P. (“ACE V”), Ares Private Credit Solutions II, L.P. (“PCS II”), Ares Sports Media and Entertainment Finance, L.P. and our sixth European direct lending fund generated carried interest allocation of $181.1 million, $37.6 million, $22.0 million and $16.6 million, respectively, driven by net investment income on an increasing invested capital base. Pathfinder I generated carried interest allocation of $66.3 million driven by market appreciation of certain investments and net investment income during the period. Ares Capital Europe IV, L.P. (“ACE IV”) and Ares Private Credit Solutions, L.P. (“PCS I”) generated carried interest allocation of $58.4 million and $45.3 million, respectively, primarily driven by net investment income during the period. Our credit funds have benefited from rising interest rates on predominately floating-rate loans.
			$200.0	Primarily from four direct lending funds and one alternative credit fund with $22.4 billion of IGAUM generating returns in excess of their hurdle rates. ACE V generated carried interest allocation of $80.9 million driven by net investment income on an increasing invested capital base. ACE IV, Pathfinder I, Ares Capital Europe III, L.P. (“ACE III”) and PCS I generated carried interest allocation of $60.0 million, $25.7 million, $18.7 million and $6.5 million, respectively, primarily driven by net investment income during the period.
Private equity funds	124.6
Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”) generated carried interest allocation of $190.0 million, driven by improving operating performance of portfolio companies that primarily operate in the retail and healthcare industries and market appreciation of an investment in a services company. In addition, appreciation of Ares Special Opportunities Fund, L.P. (“ASOF I”) and Ares Special Situations Fund IV, L.P. (“SSF IV”) generated carried interest allocation of $82.7 million and $79.8 million, respectively, predominately driven by market appreciation and improved operating performance of portfolio companies that operate in the services industry. Ares Special Opportunities Fund II, L.P. (“ASOF II”) generated carried interest allocation of $80.9 million, driven by improving operating performance of portfolio companies that operate in the healthcare industry. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $268.1 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”), primarily driven by a lower stock price for Savers Value Village, Inc. (“SVV”), and $35.8 million from Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”), primarily driven by lower operating performance metrics of a portfolio company that operates in the healthcare industry.
			187.4	Appreciation across several portfolio company investments, driven by improving operating performance metrics from portfolio companies that primarily operate in industries such as services, technology, retail, healthcare and energy, generated carried interest allocation of $76.9 million from ACOF V, $73.9 million from ACOF VI, $68.5 million from ASOF I and $42.6 million from SSF IV. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $62.4 million and $27.0 million from ACOF IV and Ares Corporate Opportunities Fund III, L.P. (“ACOF III”), respectively, primarily driven by lower stock prices for certain publicly-traded investments.
Real assets funds	8.5
IDF V generated carried interest allocation of $37.9 million driven by net investment income during the period. Ares Climate Infrastructure Partners, L.P. (“ACIP I”) generated carried interest allocation of $13.8 million due to market appreciation of certain investments. Appreciation from properties, driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $3.1 million from U.S. Real Estate Fund IX, L.P. (“US IX”). The appreciation was partially offset by the reversal of unrealized carried interest allocation of $12.6 million from Ares European Real Estate Fund IV SCSp. (“EF IV”), $5.7 million from Ares Real Estate Opportunity Fund III, L.P. (“AREOF III”), $5.5 million from Ares European Real Estate Fund V SCSp. (“EF V”) and $19.1 million from two European real estate equity funds, primarily driven by lower valuations of certain properties, which were impacted by the market environment.
			49.6
ACIP I and Ares Energy Investors Fund V, L.P. (“EIF V”) generated carried interest allocation of $38.1 million and $31.8 million, respectively, due to market appreciation of certain investments. Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $15.0 million from U.S. Real Estate Fund VIII, L.P. (“US VIII”), $7.4 million from US IX and $4.2 million from Ares U.S. Real Estate Fund X, L.P. (“US X”). In addition, realized gains from the sale of properties generated carried interest allocation of $17.3 million from AREOF III. The activity was partially offset by the reversal of unrealized carried interest of $64.4 million from EF V, driven by a lower stock price for one of its publicly-traded investments.

Secondaries funds	(13.2)	Depreciation across several investments in Landmark Equity Partners XVI, L.P. (“LEP XVI”), led to the reversal of unrealized carried interest of $12.5 million.	21.0
Market appreciation of certain investments held in Landmark Real Estate Fund VIII, L.P. (“LREF VIII”) generated carried interest allocation of $32.8 million. The activity was partially offset by the reversal of unrealized carried interest of $18.4 million from LEP XVI, driven primarily by losses from the revaluation of limited partnership interests denominated in foreign currencies.

Carried interest allocation	$618.6		$458.0

Incentive Fees. The activity was principally composed of the following ($ in millions):

	Year ended December 31, 2023	Primary Drivers	Year ended December 31, 2022	Primary Drivers
Credit funds	$248.4	Incentive fees generated from 24 U.S. direct lending funds, ten European direct lending funds and seven alternative credit funds.	$101.2	Incentive fees generated from 15 European direct lending funds, 12 U.S. direct lending funds and two alternative credit funds.
Real assets funds	15.4	Incentive fees generated from an open-ended industrial real estate fund.	199.4	Incentive fees generated from U.S. real estate equity funds, including $140.5 million from AIREIT, $31.6 million from an open-ended industrial real estate fund and $23.7 million from AREIT.
Secondaries funds	12.8	Incentive fees generated from APMF.	0.6	Incentive fees generated from a private equity secondaries fund and APMF.
Incentive fees	$276.6		$301.2
Principal Investment Income. The activity for the year ended December 31, 2023 was primarily composed of: (i) appreciation of our investments in certain funds in our European and U.S. direct lending, special opportunities, infrastructure debt and alternative credit strategies; (ii) dividend income from SSF IV and a European real estate fund; (iii) interest income from an open-ended core alternative credit fund; partially offset by (iv) unrealized losses of our investments in certain funds in our corporate private equity and real estate secondaries strategies.
The activity for the year ended December 31, 2022 was primarily composed of appreciation of our investments in certain funds in our infrastructure opportunities strategy, dividend income from various investments in funds within our U.S. direct lending strategy and realized gains from the sale of underlying properties held by funds in our U.S. real estate equity strategy.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees for the year ended December 31, 2023 compared to the prior year was primarily driven by: (i) higher administrative fees of $13.6 million as a result of the deconsolidation of a commercial finance fund during the second quarter of 2023; (ii) an increase of $8.7 million in administrative service fees based on invested capital primarily from certain private funds within our Credit Group, driven by deployment; (iii) higher credit transaction fees of $2.4 million primarily from the infrastructure debt strategy that are generated periodically and relate to the arrangement and origination of loans; partially offset by (iv) lower acquisition and development fees of $11.4 million, resulting from a reduction in property-related activities within certain industrial U.S. real estate equity funds; (v) a decrease of $10.8 million in facilitation fees and program administration fees from reduced sales activity within the 1031 exchange programs associated with our non-traded REITs.
Expenses

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Expenses
Compensation and benefits	$1,486,698	$1,498,590	$11,892	1%
Performance related compensation	607,522	518,829	(88,693)	(17)
General, administrative and other expenses	660,146	695,256	35,110	5
Expenses of Consolidated Funds	43,492	36,410	(7,082)	(19)
Total expenses	$2,797,858	$2,749,085	48,773	2
Compensation and Benefits. The decrease in compensation and benefits was primarily driven by the performance-based, acquisition-related compensation arrangements (“earnouts”) that were established in connection with the acquisition of Black Creek Group’s real estate investment advisory and distribution business (the “Black Creek Acquisition”). The maximum contingent payment associated with the Black Creek Acquisition earnout was achieved and the incremental expense of $218.1 million was recorded during the year ended December 31, 2022. Conversely, the earnout associated with a Landmark private equity secondaries fund was not achieved because revenue targets associated with fundraising did not meet certain thresholds. As a result, the associated compensation expense of $21.0 million was reversed during the year ended December 31, 2022.
Excluding the impact of earnouts as described above, compensation and benefits increased by 14% for the year ended December 31, 2023 compared to the prior year, primarily driven by: (i) an increase in salary expense of $74.4 million, primarily attributable to headcount growth to support the expansion of our business; (ii) higher Part I Fees compensation of $58.3 million; and (iii) higher equity-based compensation expense of $55.6 million as the number of unvested restricted units being amortized has increased as has the value of these units with our rising stock price. Average headcount increased by 16% to 2,674 professionals for the year-to-date period in 2023 from 2,305 professionals in 2022.

For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment.”
Performance Related Compensation. Changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees described above and include associated payroll related taxes as well as carried interest and incentive fees allocated to charitable organizations as part of our philanthropic initiatives.
General, Administrative and Other Expenses. For each year presented, we recognized impairment charges and recorded accelerated amortization expense in connection with acquired intangible assets (as discussed further below). Before giving effect to these costs, general, administrative and other expenses increased by 13% for the year ended December 31, 2023 compared to the prior year. However, due to the recognition of higher impairment charges in the prior year, general, administrative and other expenses over the comparative period has actually decreased by $35.1 million, or 5%, but this trend is not expected to continue.
Travel, marketing and certain fringe benefits collectively increased by $26.8 million for the year ended December 31, 2023 compared to the prior year as we: (i) continued to increase our marketing efforts driven by more investor meetings and events; and (ii) conducted more in-person company meetings and events with a focus on promoting collaboration and integration of acquired businesses. Occupancy costs, information services and information technology costs also increased during the comparative period, to support our growing headcount, the expansion of our business and the build out of our new corporate headquarters. Collectively, these expenses increased by $25.9 million for the year ended December 31, 2023 compared to the prior year. Additionally, professional service fees increased by $9.8 million for the year ended December 31, 2023 compared to 2022 primarily due to the reorganization of our income tax compliance function and to higher consulting fees to support various ongoing initiatives to enhance our operations.
Separately, we expect to incur higher supplemental distribution fees in future periods as we continue to develop our distribution relationships and expand our retail product offerings. These expenses were $20.2 million and increased by $7.3 million for the year ended December 31, 2023 when compared to prior year and will fluctuate with sales volumes and assets under management of our non-traded products.
During the year ended December 31, 2023, we recognized non-cash impairment charges of $78.7 million related to certain intangible assets comprised of: (i) $65.7 million to the fair value of certain client relationships from Landmark in connection with lower expected FPAUM in a private equity secondaries fund from existing investors; (ii) $7.8 million to the carrying value of SSG’s trade name as we rebranded Ares SSG as APAC credit and discontinued the use of the SSG trade name; and (iii) $5.2 million to the fair value of management contracts of certain funds in connection with lower than expected future fee revenue generated from these funds, of which $4.6 million was due to the shortened investment period of an infrastructure debt fund as we directed existing limited partner commitments to other investment vehicles within the strategy. During the year ended December 31, 2022, we recognized non-cash impairment charges of $181.6 million, in connection with intangible assets associated with Landmark’s trade name, management contracts of certain Landmark funds, Black Creek funds and SSG funds and resulted in the amortization expense associated with these intangible assets to decrease in subsequent periods. Excluding the non-cash impairment charges described above, amortization expense decreased by $7.6 million for the year ended December 31, 2023 compared to the prior year, as we no longer recognize amortization expense for the aforementioned intangible assets.
Other Income (Expense)

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Other income (expense)
Net realized and unrealized gains on investments	$77,573	$4,732	$72,841	NM
Interest and dividend income	19,276	9,399	9,877	105
Interest expense	(106,276)	(71,356)	(34,920)	(49)
Other income, net	4,819	13,119	(8,300)	(63)
Net realized and unrealized gains on investments of Consolidated Funds	262,700	73,386	189,314	258
Interest and other income of Consolidated Funds	995,545	586,529	409,016	70
Interest expense of Consolidated Funds	(754,600)	(411,361)	(343,239)	(83)
Total other income, net	$499,037	$204,448	294,589	144

Net Realized and Unrealized Gains on Investments. The activity for the year ended December 31, 2023 primarily includes a net gain of $70.9 million from our investment in X-energy. AAC I entered into a contract to merge with X-energy that ultimately did not occur as the shareholders of AAC I elected to redeem the investments held in trust in lieu of completing the merger. As the merger was not completed, we directly invested in X-energy. The net gain is primarily a result of the increase in value of various common and preferred equity securities in X-energy. The fair value of these investments are sensitive to changes in underlying assumptions and may demonstrate significant volatility over the short term.

The year ended December 31, 2023 also included: (i) unrealized gains from the appreciation of certain strategic investments in companies that manage portfolios of non-performing loans and real estate owned properties; (ii) unrealized gains and dividend income from our investment in APMF; and partially offset by (iii) unrealized losses from our strategic investment in a U.S. financial technology company.

The activity for the year ended December 31, 2022 reflects unrealized gains from the same strategic investments that manage portfolios of non-performing loans and real estate owned properties and was partially offset by unrealized losses from our investments in the subordinated notes of U.S. CLOs.

Interest Expense. Higher average interest rates driven by rising SOFR rates and a higher average outstanding balance of the Credit Facility contributed to an increase in interest expense for the year ended December 31, 2023 compared to 2022. The issuance of the 2028 Senior Notes in November 2023 also increased interest expense by $4.6 million for the year ended December 31, 2023 compared to the same period in 2022 and will result in interest expense of $8.2 million for the full quarter prospectively.
Other Income, Net. The activity for the years ended December 31, 2023 and 2022 primarily included transaction gains (losses) associated with currency fluctuations impacting the revaluation of assets and liabilities denominated in foreign currencies other than an entity’s functional currency. We recognized transaction losses for the year ended December 31, 2023 primarily due to the Euro weakening against the British pound for the year-to-date period. Transaction gains for the year ended December 31, 2022 were primarily attributable to the British pound weakening against the Euro.

Income Tax Expense

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Income before taxes	$1,333,063	$510,806	$822,257	161%
Less: Income tax expense	172,971	71,891	(101,080)	(141)
Net income	$1,160,092	$438,915	721,177	164
The increase in income tax expense was attributable to higher pre-tax income allocable to AMC for the year ended December 31, 2023 compared to the prior year as the income attributed to redeemable and non-controlling interests is generally passed through to partners and not subject to corporate income taxes. The calculation of income taxes is also sensitive to any changes in weighted average daily ownership.
The following table summarizes weighted average daily ownership:

	Year ended December 31,
	2023	2022
AMC common stockholders	60.83%	59.76%
Non-controlling AOG unitholders	39.17%	40.24%
The change in ownership was primarily driven by the issuance of Class A common stock in connection with stock option exercises, vesting of restricted stock awards, the completion of the SSG Buyout and the Crescent Point Acquisition. The increase in the weighted average daily ownership for AMC common stockholders was partially offset by the issuance of AOG Units in connection with the settlement of the Black Creek earnout that increased the ownership of AOG Units not held by AMC.
Redeemable and Non-Controlling Interests

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Net income	$1,160,092	$438,915	$721,177	164%
Less: Net income attributable to non-controlling interests in Consolidated Funds	274,296	119,333	154,963	130
Net income attributable to Ares Operating Group entities	885,796	319,582	566,214	177
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	226	(851)	1,077	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	411,244	152,892	258,352	169
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$474,326	$167,541	306,785	183

The change in net income attributable to non-controlling interests in AOG entities over the comparative periods was a result of the respective changes in income before taxes and weighted average daily ownership, as presented above.

Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Expenses of the Consolidated Funds	$(43,492)	$(36,410)	$(7,082)	(19)%
Net realized and unrealized gains on investments of Consolidated Funds	262,700	73,386	189,314	258
Interest and other income of Consolidated Funds	995,545	586,529	409,016	70
Interest expense of Consolidated Funds	(754,600)	(411,361)	(343,239)	(83)
Income before taxes	460,153	212,144	248,009	117
Less: Income tax expense of Consolidated Funds	3,823	331	(3,492)	NM
Net income	456,330	211,813	244,517	115
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	188,155	110,809	77,346	70
Other expense, net attributable to Ares Management Corporation eliminated upon consolidation	5,688	18,074	12,386	69
General, administrative and other expense attributable to Ares Management Corporation eliminated upon consolidation	433	255	(178)	(70)
Net income attributable to non-controlling interests in Consolidated Funds	$274,296	$119,333	154,963	130

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

Segment Analysis
For segment reporting purposes, revenues and expenses are presented before giving effect to the results of our Consolidated Funds and the results attributable to non-controlling interests of joint ventures that we consolidate. As a result, segment revenues from management fees, fee related performance revenues, performance income and investment income are different than those presented on a consolidated basis in accordance with GAAP. Revenues recognized from Consolidated Funds are eliminated in consolidation and those attributable to the non-controlling interests of joint ventures have been excluded by us. Furthermore, expenses and the effects of other income (expense) are different than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the results of Consolidated Funds and the non-controlling interests of joint ventures.
Non-GAAP Financial Measures
We use the following non-GAAP measures to make operating decisions, assess performance and allocate resources:
•Fee Related Earnings (“FRE”)
•Realized Income (“RI”)
These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. We operate through our distinct operating segments. On March 31, 2023, we completed the SSG Buyout. We rebranded Ares SSG as Ares Asia and the Ares SSG credit business, including the Asian special situations, Asian secured lending and APAC direct lending strategies, as APAC credit. APAC credit has been reclassified effective January 1, 2023 and is now presented within the Credit Group. In connection with this reclassification, we will no longer use Strategic Initiatives to describe all other operating segments, instead reporting the collective results as Other. Separately, the Private Equity Group includes APAC private equity following the Crescent Point Acquisition. Historical periods have been modified to conform to the current period presentation.
In February 2024, we announced that our special opportunities strategy, historically reported as a component of our Private Equity Group, will be integrated into the Credit Group to align management of this strategy and will form the foundation for a new opportunistic credit strategy. For segment reporting purposes, the change will require the reclassification of the special opportunities strategy from the Private Equity Group to the Credit Group and will be presented in our results beginning in 2024. Adjusted for this change, as of December 31, 2023, the Credit Group managed $299.4 billion in AUM with approximately 490 investment professionals and the Private Equity Group managed $24.5 billion in AUM with approximately 85 investment professionals, with both groups continuing to manage investments across the U.S., Europe and Asia-Pacific.

The following table sets forth FRE and RI by reportable segment and the OMG ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Fee Related Earnings:
Credit Group	$1,257,528	$977,892	$279,636	29%
Private Equity Group	112,541	84,467	28,074	33
Real Assets Group	218,807	271,626	(52,819)	(19)
Secondaries Group	104,387	110,501	(6,114)	(6)
Other	8,530	(2,252)	10,782	NM
Operations Management Group	(538,052)	(447,884)	(90,168)	(20)
Fee Related Earnings	$1,163,741	$994,350	169,391	17
Realized Income:
Credit Group	$1,368,671	$1,055,634	$313,037	30%
Private Equity Group	122,769	107,998	14,771	14
Real Assets Group	217,195	322,465	(105,270)	(33)
Secondaries Group	101,056	109,165	(8,109)	(7)
Other	(6,703)	(14,042)	7,339	52
Operations Management Group	(537,460)	(450,193)	(87,267)	(19)
Realized Income	$1,265,528	$1,131,027	134,501	12

Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported within the Consolidated Statements of Operations to RI and FRE of the reportable segments and the OMG ($ in thousands):

	Year ended December 31,
	2023	2022
Income before taxes	$1,333,063	$510,806
Adjustments:
Depreciation and amortization expense	233,185	335,083
Equity compensation expense	255,419	198,948
Acquisition-related compensation expense(1)	7,334	206,252
Acquisition and merger-related expense	12,000	15,197
Placement fee adjustment	(5,819)	2,088
Other expense, net	976	1,874
Income before taxes of non-controlling interests in consolidated subsidiaries	(17,249)	(357)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(278,119)	(119,664)
Total performance income—unrealized	(305,370)	(106,978)
Total performance related compensation—unrealized	206,923	88,502
Total net investment income—unrealized	(176,815)	(724)
Realized Income	1,265,528	1,131,027
Total performance income—realized	(415,899)	(418,021)
Total performance related compensation—realized	282,406	274,541
Total investment loss—realized	31,706	6,803
Fee Related Earnings	$1,163,741	$994,350

(1)Represents earnouts in connection with the acquisition of Landmark Partners, LLC (the “Landmark Acquisition”), the acquisition of AMP Capital’s infrastructure debt platform (“Infrastructure Debt Acquisition”), the Black Creek Acquisition and the Crescent Point Acquisition that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Consolidated Statements of Operations.

For the specific components and calculations of these non-GAAP measures, as well as additional reconciliations to the most comparable measures in accordance with GAAP, see “Note 14. Segment Reporting” within our consolidated financial statements included in this Annual Report on Form 10-K. Discussed below are our results of operations for our reportable segments and the OMG.

Results of Operations by Segment

Credit Group—Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Fee Related Earnings
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Management fees	$1,749,796	$1,416,518	$333,278	24%
Fee related performance revenues	167,333	71,497	95,836	134
Other fees	35,257	31,992	3,265	10
Compensation and benefits	(598,125)	(462,681)	(135,444)	(29)
General, administrative and other expenses	(96,733)	(79,434)	(17,299)	(22)
Fee Related Earnings	$1,257,528	$977,892	279,636	29

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$1,749.8
$1.5
$24.5
$107.7
$369.1
$1,247.0
$1,416.5
$0.9
$100.3
$266.2
$1,049.1
FY 2023
FY 2022

	FY 2023	FY 2022
Effective management fee rate	1.07%	1.04%
Part I Fees' contribution	0.23%	0.19%

Fees from funds in existence in both periods
Part I Fees
Fees from CLOs
Fees from funds launched during 2023
Fees from funds that no longer pay fees in 2023
Catch-up fees

Management fees on existing funds increased primarily from deployment of capital with Pathfinder I, an open-ended core alternative credit fund, ACE V, PCS II and Ares Senior Direct Lending Fund II, L.P. (“SDL II”) collectively generating additional management fees of $97.0 million for the year ended December 31, 2023 compared to the prior year. Management fees from ARCC, excluding Part I Fees described below, increased by $19.3 million for the year ended December 31, 2023 compared to the prior year primarily due to an increase in the average size of ARCC’s portfolio.

Excluding catch-up fees, management fees from Ares SSG Capital Partners VI, L.P. (“SSG Fund VI”) increased by $13.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to new capital commitments. The remaining increase in management fees from funds in existence in both periods was primarily driven by deployment of capital in other direct lending funds and SMAs. Management fees from CLOs also increased for the year ended December 31, 2023 compared to the prior year primarily due to the net addition of four CLOs for the year ended December 31, 2023.

Part I Fees increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in the average size of their portfolios and by the impact of rising interest rates, given their primarily floating-rate loan portfolios. The increase in Part I Fees included fees from ASIF of $5.1 million beginning in the third quarter of 2023.

The increase in effective management fee rate for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by the increase in Part I Fees’ contribution to the effective management fee rate.

Fee Related Performance Revenues. The increase for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to higher returns from certain perpetual capital funds that have benefited from rising interest rates on predominately floating-rate loans. Incentive fees from perpetual capital were mostly generated from 14 U.S. direct lending funds, ten European direct lending funds and one alternative credit fund for the year ended December 31, 2023 compared to ten European direct lending and eight U.S. direct lending funds for the year ended December 31, 2022.

Other Fees. The increase in other fees for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by higher administrative service fees of $8.1 million mostly earned from certain private funds that pay on invested capital. The increase in other fees is partially offset by a decrease of $5.1 million in transaction fees, primarily from lower loan origination income generated from certain credit funds.

Compensation and Benefits. The increase in compensation and benefits for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by: (i) higher fee related performance compensation and Part I Fees compensation of $59.4 million and $58.3 million, respectively, corresponding to the increases in revenues; and (ii) an increase in salary expense of $14.1 million, primarily attributable to headcount growth to support the expansion of our business. Separately, compensation and benefits increased by $4.7 million for the nine months ended December 31, 2023 following the SSG Buyout on March 31, 2023, reflecting the costs associated with the 20% change in ownership that were previously not part of our cost structure.

Average headcount increased by 12% to 566 investment and investment support professionals for the year-to-date period in 2023 from 504 professionals in 2022 as we continued to add professionals primarily to support our growing direct lending and APAC credit platforms.

General, Administrative and Other Expenses. Certain expenses increased during the current period, including: (i) occupancy costs, which support our growing headcount that are based in higher cost locations; (ii) information services such as research and market data; and (iii) information technology costs. These expenses collectively increased by $9.4 million for the year ended December 31, 2023 compared to the prior year. Additionally, supplemental distribution fees which fluctuate with sales volumes and managed assets of our non-traded products, contributed $5.1 million of the increase for the year ended December 31, 2023 when compared to prior year. We expect to incur higher supplemental distribution fees in future periods as we continue to develop our distribution relationships and expand our retail product offerings. For the year ended December 31, 2023, travel and marketing expenses have also increased by $4.1 million when compared to the year ended December 31, 2022, as marketing efforts continued to increase driven by more in-person investor meetings and events.

Realized Income

The following table presents the components of the Credit Group’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Fee Related Earnings	$1,257,528	$977,892	$279,636	29%
Performance income—realized	271,550	156,929	114,621	73
Performance related compensation—realized	(175,193)	(97,621)	(77,572)	(79)
Realized net performance income	96,357	59,308	37,049	62
Investment income—realized	20,111	7,078	13,033	184
Interest and other investment income—realized	21,975	27,288	(5,313)	(19)
Interest expense	(27,300)	(15,932)	(11,368)	(71)
Realized net investment income	14,786	18,434	(3,648)	(20)
Realized Income	$1,368,671	$1,055,634	313,037	30

Realized net performance income for the years ended December 31, 2023 and 2022 included aggregate tax distributions of $54.7 million and $48.1 million, respectively, from ACE IV, ACE V and PCS I, among other European direct lending funds. Realized net performance income for the year ended December 31, 2023 also included incentive fees primarily from ten direct lending funds and six alternative credit funds. Realized net performance income for the year ended December 31, 2022 also included incentive fees primarily from nine direct lending funds and two alternative credit funds.

Realized net investment income for the years ended December 31, 2023 and 2022 was primarily attributable to interest income generated from our CLO investments. In addition, the year ended December 31, 2023 included realized gains from the sale of our investment in a commercial finance fund during the second quarter of 2023.

Realized net investment income for the year ended December 31, 2022 was also attributable to: (i) realizations from the settlement of forward contracts entered into to hedge our exposure to foreign currency fluctuations, primarily from the Euro; (ii) distributions from a U.S. direct lending fund and a European direct lending fund; and (iii) income recognized in connection with distributions from a commercial finance fund.

Interest expense, which is allocated among our segments based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to rising SOFR rates and a higher average outstanding balance of the Credit Facility and to the issuance of the 2028 Senior Notes in November 2023.

Credit Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of December 31,
	2023			2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACE III	$92,546	$57,948	$34,598	$100,774	$60,465	$40,309
ACE IV	149,584	97,123	52,461	168,204	104,286	63,918
ACE V	232,201	146,219	85,982	115,969	69,581	46,388
PCS I	123,979	73,258	50,721	98,143	57,994	40,149
PCS II	38,128	22,573	15,555	—	—	—
Pathfinder I	155,136	131,866	23,270	88,879	75,547	13,332
Other credit funds	184,783	106,447	78,336	93,640	52,482	41,158
Total Credit Group	$976,357	$635,434	$340,923	$665,609	$420,355	$245,254
The following table presents the change in accrued performance income for the Credit Group ($ in thousands):

		As of December 31, 2022	Activity during the period			As of December 31, 2023
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
ACE III	European	$100,774	$(1,931)	$(6,237)	$(60)	$92,546
ACE IV	European	168,204	58,421	(77,097)	56	149,584
ACE V	European	115,969	181,054	(64,079)	(743)	232,201
PCS I	European	98,143	45,308	(19,867)	395	123,979
PCS II	European	—	37,621	—	507	38,128
Pathfinder I	European	88,879	66,257	—	—	155,136
Other credit funds	European	85,463	92,590	(19,078)	1,377	160,352
Other credit funds	American	8,177	19,394	(3,083)	(57)	24,431
Total accrued carried interest		665,609	498,714	(189,441)	1,475	976,357
Other credit funds	Incentive	—	82,109	(82,109)	—	—
Total Credit Group		$665,609	$580,823	$(271,550)	$1,475	$976,357

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2022	$43,864	$21,363	$98,327	$50,642	$11,383	$—	$225,579
Net new par/equity commitments	2,808	8,351	15,960	12,508	387	379	40,393
Net new debt commitments	1,978	400	8,492	3,826	201	—	14,897
Capital reductions	(858)	—	(1,935)	(1,065)	—	—	(3,858)
Distributions	(319)	(1,484)	(2,976)	(1,977)	(429)	—	(7,185)
Redemptions	(2,069)	(984)	(290)	(2)	—	—	(3,345)
Net allocations among investment strategies	(33)	4,291	—	—	25	(25)	4,258
Change in fund value	1,928	1,949	5,495	4,332	353	—	14,057
Balance at 12/31/2023	$47,299	$33,886	$123,073	$68,264	$11,920	$354	$284,796

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other	Total Credit Group
Balance at 12/31/2021	$40,335	$17,424	$85,849	$49,102	$8,695	$—	$201,405
Net new par/equity commitments	3,126	4,628	7,137	1,476	1,782	—	18,149
Net new debt commitments	3,777	—	7,310	1,901	1,474	—	14,462
Capital reductions	(237)	(45)	(991)	(2)	(5)	—	(1,280)
Distributions	(117)	(1,752)	(2,269)	(1,182)	(737)	—	(6,057)
Redemptions	(1,699)	(456)	(260)	—	—	—	(2,415)
Net allocations among investment strategies	(8)	1,983	—	—	—	—	1,975
Change in fund value	(1,313)	(419)	1,551	(653)	174	—	(660)
Balance at 12/31/2022	$43,864	$21,363	$98,327	$50,642	$11,383	$—	$225,579

(1) Activity within Other represents equity commitments to the platform that have not yet been allocated to an investment strategy.
The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $284.8	AUM: $225.6

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $15.1 billion and $14.4 billion of AUM of funds from which we indirectly earn management fees as of December 31, 2023 and 2022, respectively, and includes $1.5 billion and $1.2 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2023 and 2022, respectively.

Credit Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2022	$42,191	$15,904	$57,568	$29,561	$6,051	$151,275
Commitments	4,958	65	3,068	—	242	8,333
Deployment/subscriptions/increase in leverage	282	5,463	11,246	5,554	1,156	23,701
Capital reductions	(892)	—	(2,304)	(268)	(193)	(3,657)
Distributions	(335)	(1,913)	(3,707)	(450)	(1,522)	(7,927)
Redemptions	(2,067)	(901)	(305)	(1,201)	—	(4,474)
Net allocations among investment strategies	(33)	4,396	—	—	—	4,363
Change in fund value	2,036	204	2,030	1,050	(144)	5,176
Balance at 12/31/2023	$46,140	$23,218	$67,596	$34,246	$5,590	$176,790

	Liquid Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2021	$38,673	$8,742	$46,128	$23,847	$4,720	$122,110
Commitments	6,739	369	2,291	—	1,928	11,327
Deployment/subscriptions/increase in leverage	21	7,128	14,137	9,194	2,300	32,780
Capital reductions	(289)	(25)	(1,645)	(1,563)	(391)	(3,913)
Distributions	(138)	(1,442)	(3,501)	(764)	(1,520)	(7,365)
Redemptions	(1,713)	(400)	(260)	(311)	—	(2,684)
Net allocations among investment strategies	(8)	1,943	—	—	—	1,935
Change in fund value	(1,094)	(410)	418	(842)	(143)	(2,071)
Change in fee basis	—	(1)	—	—	(843)	(844)
Balance at 12/31/2022	$42,191	$15,904	$57,568	$29,561	$6,051	$151,275

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $176.8	FPAUM: $151.3

Invested capital	Market value(1)	Collateral balances (at par)	Capital commitments

(1)Includes $35.4 billion and $31.1 billion from funds that primarily invest in illiquid strategies as of December 31, 2023 and 2022, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of December 31, 2023

ARCC contributed approximately 37% of the Credit Group’s total management fees for the year ended December 31, 2023. In addition, eight other significant funds, CADC, Ares Senior Direct Lending Fund I, L.P. (“SDL I”), ACE IV, ACE V, PCS II, Pathfinder I, SDL II and an open-ended core alternative credit fund, collectively contributed approximately 27% of the Credit Group’s management fees for the year ended December 31, 2023.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of December 31, 2023 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
ARCC(2)	2004	$27,977	N/A	12.0	N/A	15.7	U.S. Direct Lending
CADC(3)	2017	5,030	N/A	13.8	N/A	6.4	U.S. Direct Lending

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

The following table presents the performance data of the Credit Group’s significant drawdown funds as of December 31, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
SDL I Unlevered	2018	$4,818	$922	$872	$342	$711	$1,053	1.3x	1.2x	9.0	6.9	U.S. Direct Lending
SDL I Levered			2,045	2,022	915	1,755	2,670	1.4x	1.3x	15.3	11.4
ACE IV Unlevered(7)	2018	10,199	2,851	2,311	746	2,123	2,869	1.3x	1.2x	8.1	5.8	European Direct Lending
ACE IV Levered(7)			4,819	3,903	1,752	3,502	5,254	1.5x	1.3x	11.5	8.2
Funds Deploying Capital
ACE V Unlevered(8)	2020	17,270	7,026	5,201	555	5,433	5,988	1.2x	1.2x	11.4	8.5	European Direct Lending
ACE V Levered(8)			6,376	4,723	741	5,093	5,834	1.3x	1.2x	17.3	12.5
PCS II	2020	5,524	5,114	3,240	223	3,409	3,632	1.2x	1.1x	10.1	7.2	U.S. Direct Lending
Pathfinder I	2020	4,286	3,683	2,702	201	3,127	3,328	1.3x	1.2x	18.1	12.9	Alternative Credit
SDL II Unlevered	2021	15,747	1,989	1,221	129	1,242	1,371	1.2x	1.1x	12.2	9.5	U.S. Direct Lending
SDL II Levered			6,047	3,567	602	3,655	4,257	1.3x	1.2x	20.2	15.2
Open-ended core alternative credit fund(9)	2021	4,674	4,229	3,219	263	3,260	3,523	1.1x	1.1x	11.9	8.6	Alternative Credit

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
(7)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately. The gross and net IRR for ACE IV (G) Unlevered are 9.7% and 7.0%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.4x and 1.3x, respectively. The gross and net IRR for ACE IV (G) Levered are 12.8% and 9.1%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.5x and 1.4x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered, and two feeder funds: ACE V (D) Levered and ACE V (Y) Unlevered. ACE V (E) Levered includes the ACE V (D) Levered feeder fund and ACE V (E) Unlevered includes the ACE V (Y) Unlevered feeder fund. The gross and net IRR and gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Levered exclude the ACE V (D) Levered feeder fund and metrics for ACE V (E) Unlevered exclude the ACE V (Y) Unlevered feeder fund. The gross and net IRR for ACE V (G) Unlevered are 13.3% and 10.0%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.2x and 1.2x, respectively. The gross and net IRR for ACE V (G) Levered are 18.1% and 13.2%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE V (D) Levered are 16.6% and 12.3%, respectively. The gross and net MoIC for ACE V (D) Levered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE V (Y) Unlevered are 11.1% and 8.0%, respectively. The gross and net MoIC for ACE V (Y) Unlevered are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)Performance for the open-ended core alternative credit fund, a perpetual capital vehicle, is presented as a drawdown fund as investor commitments to the fund are drawn sequentially in order of closing date, typically over a period of approximately 12 to 18 months. The fund is made up of a Class M (“Main Class”) and a Class C (“Constrained Class”). The Main Class includes investors electing to participate in all investments and the Constrained Class includes investors electing to be excluded from exposure to liquid investments. The gross and net IRR and gross and net MoIC presented in the table are for the Main Class. The gross and net IRRs for the Constrained Class are 10.8% and 7.7%, respectively. The gross and net MoIC for the Constrained Class are 1.2x and 1.1x, respectively.

Private Equity Group—Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Fee Related Earnings
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Management fees	$230,251	$199,837	$30,414	15%
Other fees	3,076	1,888	1,188	63
Compensation and benefits	(85,024)	(86,561)	1,537	2
General, administrative and other expenses	(35,762)	(30,697)	(5,065)	(16)
Fee Related Earnings	$112,541	$84,467	28,074	33

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):
Management fees from ASOF II increased by $35.3 million for the year ended December 31, 2023 compared to the prior year primarily driven by deployment. Management fees also increased by $7.4 million for the year ended December 31, 2023 due to the Crescent Point Acquisition. The increase in management fees was partially offset by decrease of $5.0 million in fees from ACOF IV for the year ended December 31, 2023 compared to the prior year as the fund stopped paying management fees during the fourth quarter of 2022. Management fees from ASOF I also decreased by $5.6 million for the year ended December 31, 2023 compared to the prior year due to asset realizations that reduced the fee base.
The increase in effective management fee rate for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by deployment of capital in ASOF II, which has a higher effective management fee rate than the Private Equity Group’s average effective management fee rate. In addition, certain funds from the Crescent Point Acquisition contributed to the increase in effective management fee rate as those funds have a higher effective management fee rate than the Private Equity Group’s average effective management fee rate.

Other Fees. Other fees increased year ended December 31, 2023 compared to the prior year primarily due to higher administrative service fees on funds that pay on invested capital, driven by deployment from ASOF II and ACOF VI.

Compensation and Benefits. Although salary and benefits costs have modestly increased during the year ended December 31, 2023 compared to the prior year to reflect merit increases for existing personnel, as well as changes in headcount from the Crescent Point Acquisition, compensation and benefits have decreased over the comparative period, primarily driven by lower incentive-based compensation which is discretionary and may fluctuate each year. In connection to the Crescent Point Acquisition, we recognized $3.1 million of compensation and benefits for the three months ended December 31, 2023 following the transaction close date of October 2, 2023.

Average headcount increased by 6% to 129 investment and investment support professionals for the year-to-date period in 2023 from 122 professionals in 2022, primarily due to the Crescent Point Acquisition.

General, Administrative and Other Expenses. Placement fees increased by $2.9 million for the year ended December 31, 2023 compared to the prior year primarily driven by new capital commitments to ASOF II subsequent to the second quarter of 2022 and through its final close in the fourth quarter of 2022. Additionally, occupancy costs which support our professionals that are based in higher cost locations, increased by $1.4 million for the year ended December 31, 2023 when compared to the year ended December 31, 2022. Separately, the Crescent Point Acquisition that closed on October 2, 2023, contributed an additional $1.2 million of expenses, primarily consisted of consulting fees and occupancy costs.

Realized Income
The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Fee Related Earnings	$112,541	$84,467	$28,074	33%
Performance income—realized	117,899	123,806	(5,907)	(5)
Performance related compensation—realized	(89,767)	(90,300)	533	1
Realized net performance income	28,132	33,506	(5,374)	(16)
Investment income (loss)—realized	(1,434)	3,432	(4,866)	NM
Interest and other investment income—realized	4,952	2,546	2,406	95
Interest expense	(21,422)	(15,953)	(5,469)	(34)
Realized net investment loss	(17,904)	(9,975)	(7,929)	(79)
Realized Income	$122,769	$107,998	14,771	14
Realized net performance income for the years ended December 31, 2023 and 2022 was primarily attributable to tax distributions from ASOF I. Realized net performance income for the year ended December 31, 2023 also included realized gains from the partial sale of ACOF IV’s investment in AZEK, while the year ended December 31, 2022 included realized gains from the partial sale and recapitalization of ACOF IV’s investment in an energy company.
Realized net investment loss for the years ended December 31, 2023 and 2022 was primarily attributable to interest expense exceeding investment income during these periods. Interest expense, which is allocated among our segments based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to rising SOFR rates and a higher average outstanding balance of the Credit Facility and to the issuance of the 2028 Senior Notes in November 2023.
Realized net investment loss for the year ended December 31, 2023 also reflects realized losses from two corporate private equity funds, including the liquidation of one of those funds following the disposition of its remaining assets. The activity for the year ended December 31, 2023 was partially offset by dividend income from SSF IV and realized gains from the partial sale of ACOF IV’s investment in AZEK.

Private Equity Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in thousands):

	As of December 31,
	2023			2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF IV	$181,317	$145,197	$36,120	$282,624	$226,099	$56,525
ACOF V	474,878	380,807	94,071	742,962	594,369	148,593
ACOF VI	337,142	289,118	48,024	147,185	117,748	29,437
ASOF I	357,016	250,198	106,818	326,471	228,529	97,942
ASOF II	80,926	56,648	24,278	—	—	—
Other funds	192,167	141,481	50,686	108,997	75,583	33,414
Total Private Equity Group	$1,623,446	$1,263,449	$359,997	$1,608,239	$1,242,328	$365,911
The following table presents the change in accrued carried interest for the Private Equity Group ($ in thousands):

		As of December 31, 2022	Activity during the period			As of December 31, 2023
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Other Adjustments	Accrued Carried Interest
ACOF IV	American	$282,624	$(35,830)	$(65,477)	$—	$181,317
ACOF V	American	742,962	(268,084)	—	—	474,878
ACOF VI	American	147,185	189,957	—	—	337,142
ASOF I	European	326,471	82,728	(52,183)	—	357,016
ASOF II	European	—	80,926	—	—	80,926
Other funds	European	92,509	82,079	—	8,479	183,067
Other funds	American	16,488	(7,149)	(239)	—	9,100
Total Private Equity Group		$1,608,239	$124,627	$(117,899)	$8,479	$1,623,446
Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	APAC Private Equity	Other(1)	Total Private Equity Group
Balance at 12/31/2022	$20,939	$13,720	$90	$—	$34,749
Acquisitions	—	—	3,697	—	3,697
Net new par/equity commitments	1,482	—	—	139	1,621
Capital reductions	(9)	—	—	—	(9)
Distributions	(1,794)	(499)	(16)	—	(2,309)
Change in fund value	380	1,333	(357)	—	1,356
Balance at 12/31/2023	$20,998	$14,554	$3,414	$139	$39,105

	Corporate Private Equity	Special Opportunities	APAC Private Equity	Other	Total Private Equity Group
Balance at 12/31/2021	$21,502	$11,765	$137	$—	$33,404
Net new par/equity commitments	—	2,202	—	—	2,202
Capital reductions	(8)	(200)	—	—	(208)
Distributions	(1,009)	(268)	(56)	—	(1,333)
Change in fund value	453	221	10	—	684
Balance at 12/31/2022	$20,938	$13,720	$91	$—	$34,749

(1) Activity within Other represents equity commitments to the platform that have not yet been allocated to an investment strategy.

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $39.1	AUM: $34.7

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.7 billion and $1.3 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2023 and 2022, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2022	$11,277	$7,166	$4	$18,447
Acquisitions	—	—	1,692	1,692
Deployment/subscriptions/increase in leverage	220	2,518	14	2,752
Distributions	(38)	(1,194)	—	(1,232)
Change in fee basis	—	—	(45)	(45)
Balance at 12/31/2023	$11,459	$8,490	$1,665	$21,614

	Corporate Private Equity	Special Opportunities	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2021	$12,420	$4,216	$53	$16,689
Deployment/subscriptions/increase in leverage	36	4,453	—	4,489
Distributions	(385)	(1,503)	(14)	(1,902)
Change in fund value	—	—	(4)	(4)
Change in fee basis	(794)	—	(31)	(825)
Balance at 12/31/2022	$11,277	$7,166	$4	$18,447

The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $21.6	FPAUM: $18.5

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of December 31, 2023

Four significant funds, ACOF V, ASOF I, ACOF VI and ASOF II, collectively contributed approximately 85% of the Private Equity Group’s management fees for the year ended December 31, 2023.

The following table presents the performance data of the Private Equity Group’s significant drawdown funds as of December 31, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
ACOF V	2017	$8,765	$7,850	$7,611	$3,505	$8,253	$11,758	1.5x	1.4x	11.6	8.3	Corporate Private Equity
ASOF I	2019	5,559	3,518	5,500	4,462	3,775	8,237	1.8x	1.6x	26.0	20.2	Special Opportunities
Funds Deploying Capital
ACOF VI	2020	7,419	5,743	5,109	593	6,696	7,289	1.4x	1.3x	24.2	17.9	Corporate Private Equity
ASOF II	2021	7,580	7,128	5,926	1,371	5,241	6,612	1.2x	1.1x	14.4	9.6	Special Opportunities

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
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 8.4% for ACOF V and 16.6% for ACOF VI.

Real Assets Group—Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Fee Related Earnings
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Management fees	$389,437	$347,808	$41,629	12%
Fee related performance revenues	334	167,693	(167,359)	(100)
Other fees	29,695	35,879	(6,184)	(17)
Compensation and benefits	(153,870)	(240,015)	86,145	36
General, administrative and other expenses	(46,789)	(39,739)	(7,050)	(18)
Fee Related Earnings	$218,807	$271,626	(52,819)	(19)

Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

Management fees from IDF V increased by $9.3 million for the year ended December 31, 2023 compared to the prior year primarily driven by deployment of capital. Our second climate infrastructure fund, which launched during the second quarter of 2023, contributed additional management fees of $4.8 million primarily driven by new capital commitments for the year ended December 31, 2023. Management fees from AREIT and AIREIT also collectively increased by $11.4 million for the year ended December 31, 2023 compared to the prior year driven by increases in the average capital base of AREIT and AIREIT. The increase over the comparative period also included $1.5 million from make-whole termination fees, driven by the early termination of the advisory agreements of two U.S. industrial real estate equity funds, which resulted in the acceleration of contractual management fees.

Management fees for the year ended December 31, 2023 included: (i) $1.8 million of catch-up fees from our fourth U.S. opportunistic real estate equity fund; and (ii) $0.3 million of catch-up fees from Ares European Real Estate Fund VI, L.P. (“EF VI”). Catch-up fees for the year ended December 31, 2022 included $4.8 million from US X.

Excluding catch-up fees previously discussed, management fees for the year ended December 31, 2023 compared to the prior year increased by: (i) $15.1 million for our fourth U.S. opportunistic real estate equity fund; (ii) $2.9 million for EF VI; and (iii) $3.3 million for US X, which closed in the third quarter of 2022. The increase in management fees for these funds was primarily driven by new capital commitments. Management fees from our most recent real estate equity funds increase once capital is invested and deployment in these funds has also contributed to the increase in fees over the comparative period.

The increase in effective management fee rate for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to additional capital raised in our non-traded REITs, which have effective management fee rates between 1.10% and 1.25%.
Fee Related Performance Revenues. AREIT and AIREIT generated $164.3 million of incentive fees for the year ended December 31, 2022 but did not meet the performance hurdles to generate incentive fees for the year ended December 31, 2023, resulting in a decrease in fee related performance revenues.
Other Fees. The decrease in other fees for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to a decrease of: (i) $11.4 million in acquisition and development fees resulting from a reduction in property-related activities within certain industrial U.S. real estate equity funds; and (ii) $2.9 million related to program administration fees resulting from the management and creation of our 1031 exchange program that is used by our non-traded REITs. The decrease for the year ended December 31, 2023 compared to the year ended December 31, 2022 was partially offset by higher credit transaction fees of $7.5 million. Credit transaction fees are generated periodically within the infrastructure debt strategy and relate to the arrangement and origination of loans.
Compensation and Benefits. The decrease in compensation and benefits for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by lower fee related performance compensation of $103.3 million, corresponding to the decrease in fee related performance revenues. The decrease over the comparative period was partially offset by higher salary expense of $11.5 million, primarily attributable to headcount growth.
Average headcount increased by 13% to 356 investment and investment support professionals for the year-to-date period in 2023 from 314 professionals in 2022.
General, Administrative and Other Expenses. Certain expenses increased during the current period, including: (i) occupancy costs which support our growing headcount that are based in higher cost locations; (ii) information services such as research and market data; and (iii) information technology costs. Collectively, these expenses increased by $4.0 million for the year ended December 31, 2023 compared to the prior year.

Additionally, the increase in general, administrative and other expenses was also driven by: (i) travel, marketing and certain fringe benefits, which collectively increased by $3.1 million, as we continued to increase marketing efforts driven by more investor meetings and events and conducted more in-person company meetings and events with a focus on promoting collaboration; and (ii) placement fees, which increased by $1.5 million, primarily attributable to new commitments in IDF V during 2022 and our fourth U.S. opportunistic real estate equity fund in connection with our fundraising efforts.

Realized Income

The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Fee Related Earnings	$218,807	$271,626	$(52,819)	(19)%
Performance income—realized	20,990	133,130	(112,140)	(84)
Performance related compensation—realized	(12,768)	(83,105)	70,337	85
Realized net performance income	8,222	50,025	(41,803)	(84)
Investment income (loss)—realized	(4,498)	3,115	(7,613)	NM
Interest and other investment income—realized	11,055	9,045	2,010	22
Interest expense	(16,391)	(11,346)	(5,045)	(44)
Realized net investment income (loss)	(9,834)	814	(10,648)	NM
Realized Income	$217,195	$322,465	(105,270)	(33)

Realized net performance income for the years ended December 31, 2023 and 2022 included incentive fees generated from an open-ended industrial real estate fund and carried interest received upon realizations from US VIII, driven by multifamily property sales. Realized net performance income for the year ended December 31, 2023 also included carried interest received upon realizations from a U.S. real estate equity fund driven by multifamily property sales, while realized net performance income for the year ended December 31, 2022 included tax distributions from US IX.

Realized net investment loss for the year ended December 31, 2023 was primarily attributable to: (i) interest expense exceeding investment income during the periods; and (ii) realized losses recognized from a real estate debt vehicle, where financing costs are exceeding investment returns due to limited investment opportunities. This activity was partially offset by distributions of investment income from multiple real estate equity and real estate debt vehicles during the period.

Realized net investment income for the year ended December 31, 2022 included dividend income generated from an infrastructure opportunities fund.

Interest expense, which is allocated among our segments based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to rising SOFR rates and a higher average outstanding balance of the Credit Facility and to the issuance of the 2028 Senior Notes in November 2023.

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of December 31,
	2023			2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US VIII	$32,199	$20,651	$11,548	$36,822	$23,566	$13,256
US IX	89,958	55,774	34,184	86,905	53,881	33,024
EF IV	49,150	29,490	19,660	61,791	37,075	24,716
IDF V	56,065	33,677	22,388	16,848	10,108	6,740
AREOF III	35,715	21,429	14,286	41,463	24,878	16,585
EIF V	93,598	69,969	23,629	94,398	70,562	23,836
Other real assets funds	140,167	92,468	47,699	154,641	97,894	56,747
Total Real Assets Group	$496,852	$323,458	$173,394	$492,868	$317,964	$174,904

The following table presents the change in accrued performance income for the Real Assets Group ($ in thousands):

		As of December 31, 2022	Activity during the period			As of December 31, 2023
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US VIII	European	$36,822	$(2,162)	$(2,461)	$—	$32,199
US IX	European	86,905	3,053	—	—	89,958
EF IV	American	61,791	(12,641)	—	—	49,150
IDF V	European	16,848	37,875	—	1,342	56,065
AREOF III	European	41,463	(5,748)	—	—	35,715
EIF V	European	94,398	(800)	—	—	93,598
Other real assets funds	European	97,934	16,973	(2,462)	32	112,477
Other real assets funds	American	56,707	(28,074)	(926)	(17)	27,690
Total accrued carried interest		492,868	8,476	(5,849)	1,357	496,852
Other real assets funds	Incentive	—	15,141	(15,141)	—	—
Total Real Assets Group		$492,868	$23,617	$(20,990)	$1,357	$496,852

Real Assets Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$31,460	$8,561	$11,161	$5,194	$9,685	$66,061
Net new par/equity commitments	3,116	775	539	1,218	428	6,076
Net new debt commitments	—	326	400	—	—	726
Capital reductions	(245)	—	(235)	—	—	(480)
Distributions	(2,813)	(264)	(259)	(322)	(1,138)	(4,796)
Redemptions	(1,207)	—	(552)	—	—	(1,759)
Change in fund value	(1,134)	(12)	98	158	475	(415)
Balance at 12/31/2023	$29,177	$9,386	$11,152	$6,248	$9,450	$65,413

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$24,677	$6,827	$9,659	$4,756	$—	$45,919
Acquisitions	—	—	—	—	8,184	8,184
Net new par/equity commitments	5,811	2,038	1,012	431	1,346	10,638
Net new debt commitments	1,305	719	1,229	—	—	3,253
Capital reductions	(234)	—	(282)	—	—	(516)
Distributions	(1,539)	(538)	(196)	(514)	(396)	(3,183)
Redemptions	(516)	—	(435)	—	—	(951)
Change in fund value	1,956	(485)	174	521	551	2,717
Balance at 12/31/2022	$31,460	$8,561	$11,161	$5,194	$9,685	$66,061

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $65.4	AUM: $66.1

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.6 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2023 and 2022, respectively.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$21,788	$5,634	$3,691	$4,524	$5,970	$41,607
Commitments	2,525	26	(5)	1,128	—	3,674
Deployment/subscriptions/increase in leverage	199	455	368	350	1,596	2,968
Capital reductions	(245)	(99)	(111)	—	—	(455)
Distributions	(1,125)	(7)	(264)	(854)	(1,612)	(3,862)
Redemptions	(1,207)	(3)	(565)	—	—	(1,775)
Change in fund value	(1,091)	85	163	—	(74)	(917)
Change in fee basis	—	98	—	—	—	98
Balance at 12/31/2023	$20,844	$6,189	$3,277	$5,148	$5,880	$41,338

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$15,687	$4,916	$3,516	$4,496	$—	$28,615
Acquisitions	—	—	—	—	4,855	4,855
Commitments	4,947	1,627	106	—	—	6,680
Deployment/subscriptions/increase in leverage	871	433	740	363	1,595	4,002
Capital reductions	—	(17)	(183)	—	—	(200)
Distributions	(865)	(252)	(237)	(360)	(387)	(2,101)
Redemptions	(516)	—	(449)	—	—	(965)
Change in fund value	1,696	(254)	198	25	(93)	1,572
Change in fee basis	(32)	(819)	—	—	—	(851)
Balance at 12/31/2022	$21,788	$5,634	$3,691	$4,524	$5,970	$41,607

The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $41.3	FPAUM: $41.6

Market value(1)	Invested capital/other(2)	Capital commitments

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.
(2)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.

Real Assets Group—Fund Performance Metrics as of December 31, 2023

Five significant funds, AIREIT, AREIT, Ares Infrastructure Debt Fund IV L.P. (“IDF IV”), IDF V and an open-ended industrial real estate fund, collectively contributed approximately 44% of the Real Assets Group’s management fees for the year ended December 31, 2023.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Assets Group as of December 31, 2023 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
AREIT(2)	2012	$5,267	N/A	(4.8)	N/A	6.7	U.S. Real Estate Equity
AIREIT(3)	2017	7,718	N/A	(9.8)	N/A	9.9	U.S. Real Estate Equity
Open-ended industrial real estate fund(4)	2017	4,957	(8.1)	(7.7)	19.9	16.2	U.S. Real Estate Equity

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

The following table presents the performance data of the Real Assets Group’s significant drawdown funds as of December 31, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
IDF IV(7)	2018	$3,120	$4,012	$4,531	$2,235	$2,875	$5,110	1.2x	1.2x	6.9	5.3	Infrastructure Debt
Fund Deploying Capital
IDF V(8)	2020	4,771	4,585	3,152	519	2,945	3,464	1.1x	1.1x	12.4	9.5	Infrastructure Debt

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
(7)IDF IV is made up of U.S. Dollar hedged, U.S. Dollar unhedged, Euro unhedged, Yen hedged parallel funds and a single investor U.S. Dollar parallel fund. The gross and net IRR and MoIC presented in the table are for the U.S. Dollar hedged parallel fund. The gross and net IRR for the U.S. Dollar unhedged parallel fund are 6.6% and 4.5%, respectively. The gross and net MoIC for the U.S. Dollar unhedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the Euro unhedged parallel fund are 6.4% and 5.1%, respectively. The gross and net MoIC for the Euro unhedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the Yen hedged parallel fund are 4.6% and 2.8%, respectively. The gross and net MoIC for the Yen hedged parallel fund are 1.1x and 1.1x, respectively. The gross and net IRR for the single investor U.S. Dollar parallel fund are 5.1% and 4.0%, respectively. The gross and net MoIC for the single investor U.S. Dollar parallel fund are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for IDF IV are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.
(8)IDF V is made up of U.S. Dollar hedged, Euro unhedged, GBP hedged, Yen hedged and a single investor parallel fund. The gross and net IRR and MoIC presented in the table are for the U.S. Dollar hedged parallel fund. The gross and net IRR for the Euro unhedged parallel fund are 11.5% and 8.6%, respectively. The gross and net MoIC for the Euro unhedged parallel fund are 1.1x and 1.1x, respectively. The gross and net IRR for the GBP hedged parallel fund are 11.9% and 8.8%, respectively. The gross and net MoIC for the GBP hedged parallel fund are 1.1x and 1.1x, respectively. The gross and net IRR for the Yen hedged parallel fund are 9.5% and 6.7%, respectively. The gross and net MoIC for the Yen hedged parallel fund are 1.1x and 1.0x, respectively. The gross and net IRR for the single investor U.S. Dollar parallel fund are 10.0% and 7.7%, respectively. The gross and net MoIC for the single investor U.S. Dollar parallel fund are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for IDF V are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Secondaries Group—Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Fee Related Earnings

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Management fees	$174,942	$176,694	$(1,752)	(1)%
Fee related performance revenues	12,782	235	12,547	NM
Other fees	22	—	22	NM
Compensation and benefits	(62,160)	(53,743)	(8,417)	(16)
General, administrative and other expenses	(21,199)	(12,685)	(8,514)	(67)
Fee Related Earnings	$104,387	$110,501	(6,114)	(6)

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):

Management fees from Landmark Equity Partners XV, L.P. (“LEP XV”) decreased by $8.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the change in fee base to reported value, which largely reflects the NAV of each fund’s limited partnership interests, from called capital plus unfunded commitments. Management fees also decreased by $3.3 million from a real estate secondaries fund and three private equity secondaries funds due to distributions that reduced their fee bases.
Management fees for the year ended December 31, 2023 included: (i) $7.9 million of catch-up fees from Landmark Real Estate Fund IX, L.P. (“LREF IX”). Management fees for the year ended December 31, 2022 included: (i) $9.2 million of catch-up fees from Landmark Equity Partners XVII, L.P. (“LEP XVII”); and (ii) $0.2 million from LREF IX.

The decrease in management fees was partially offset by: (i) additional management fees from LREF IX of $7.7 million, generated from new commitments, excluding catch-up fees previously discussed; and (ii) higher management fees from APMF of $4.0 million, as we contractually agreed to a reduced fee rate of 0.25% from inception through March 31, 2023 that subsequently increased to 1.40%.

The increase in effective management fee rate for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the higher fee rate for APMF following the expiration of the contractually reduced rate.

Fee Related Performance Revenues. Fee related performance revenues reflects incentive fees recognized from APMF for the years ended December 31, 2023 and 2022.

Compensation and Benefits. The increase in compensation and benefits for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by: (i) higher fee related performance compensation of $5.5 million corresponding to the increase in fee related performance revenue; and (ii) an increase in salary expense of $3.8 million which primarily attributable to headcount growth.

Average headcount increased by 12% to 105 investment and investment support professionals for the year-to-date period in 2023 from 94 professionals in 2022.
General, Administrative and Other Expenses. In an effort to accelerate the growth of APMF’s assets, we have entered into agreements that pay distribution partners a fee based on assets and/or sales. These agreements increased our expenses by $3.7 million for the year ended December 31, 2023 when compared to prior year and are expected to fluctuate with sales and the growth in assets. Additionally, travel and marketing collectively increased by $2.9 million for the year ended December 31, 2023 compared to the prior year driven by more in-person company meetings and events. Certain other expenses have also increased during the current period, primarily from occupancy costs which support our growing headcount that are based in higher cost locations and information technology costs. Collectively, these expenses increased by $1.3 million for the year ended December 31, 2023 compared to the prior year.

Realized Income

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Fee Related Earnings	$104,387	$110,501	$(6,114)	(6)%
Performance income—realized	5,460	4,156	1,304	31
Performance related compensation—realized	(4,678)	(3,515)	(1,163)	(33)
Realized net performance income	782	641	141	22
Interest and other investment income—realized	4,867	3,683	1,184	32
Interest expense	(8,980)	(5,660)	(3,320)	(59)
Realized net investment loss	(4,113)	(1,977)	(2,136)	(108)
Realized Income	$101,056	$109,165	(8,109)	(7)

Realized net performance income for the years ended December 31, 2023 and 2022 was primarily attributable to tax distributions from LREF VIII.

Realized investment income for the year ended December 31, 2023 reflects dividend income received from APMF.

Realized investment income for the year ended December 31, 2022 included dividend income received from LREF VIII and an infrastructure secondaries fund.

Interest expense, which is allocated among our segments based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to rising SOFR rates and a higher average outstanding balance of the Credit Facility and to the issuance of the 2028 Senior Notes in November 2023.

Secondaries Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondaries Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of December 31,
	2023			2022
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$128,650	$110,053	$18,597	$141,122	$120,659	$20,463
LREF VIII	97,366	84,256	13,110	109,928	94,538	15,390
Other secondaries funds	57,339	48,897	8,442	58,135	49,726	8,409
Total Secondaries Group	$283,355	$243,206	$40,149	$309,185	$264,923	$44,262

The following table presents the change in accrued performance income for the Secondaries Group ($ in thousands):

		As of December 31, 2022	Activity during the period		As of December 31, 2023
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
Accrued Carried Interest
LEP XVI	European	$141,122	$(12,472)	$—	$128,650
LREF VIII	European	109,928	(8,002)	(4,560)	97,366
Other secondaries funds	European	58,135	104	(900)	57,339
Total Secondaries Group		$309,185	$(20,370)	$(5,460)	$283,355

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 12/31/2022	$12,769	$7,552	$1,640	$—	$—	$21,961
Net new par/equity commitments	567	952	721	1,358	50	3,648
Distributions	(477)	(537)	(102)	—	—	(1,116)
Redemptions	(1)	—	—	—	—	(1)
Net allocations among investment strategies	30	—	—	25	(50)	5
Change in fund value	286	(141)	121	(3)	—	263
Balance at 12/31/2023	$13,174	$7,826	$2,380	$1,380	$—	$24,760

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other	Total Secondaries Group
Balance at 12/31/2021	$13,833	$6,662	$1,624	$—	$—	$22,119
Acquisitions	199	—	—	—	—	199
Net new par/equity commitments	1,011	1,425	74	—	—	2,510
Distributions	(1,632)	(932)	(223)	—	—	(2,787)
Change in fund value	(642)	397	165	—	—	(80)
Balance at 12/31/2022	$12,769	$7,552	$1,640	$—	$—	$21,961

(1) Activity within Other represents equity commitments to the platform that have not yet been allocated to an investment strategy.

The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $24.7	AUM: $22.0

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.5 billion and $0.3 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2023 and 2022, respectively.

Secondaries Group—Fee Paying AUM

The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2022	$11,062	$5,313	$1,293	$—	$17,668
Commitments	367	772	506	—	1,645
Deployment/subscriptions/increase in leverage	51	317	20	85	473
Distributions	(95)	(421)	(88)	(9)	(613)
Redemptions	(1)	—	—	—	(1)
Net allocations among investment strategies	30	—	—	—	30
Change in fund value	(162)	(53)	32	19	(164)
Change in fee basis	(48)	50	—	—	2
Balance at 12/31/2023	$11,204	$5,978	$1,763	$95	$19,040

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2021	$11,787	$5,389	$1,188	$—	$18,364
Acquisitions	131	—	—	—	131
Commitments	929	1,039	74	—	2,042
Deployment/subscriptions/increase in leverage	58	473	29	—	560
Distributions	(229)	(906)	(184)	—	(1,319)
Change in fund value	(130)	716	186	—	772
Change in fee basis	(1,484)	(1,398)	—	—	(2,882)
Balance at 12/31/2022	$11,062	$5,313	$1,293	$—	$17,668

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $19.1	FPAUM: $17.7

Market value(1)	Capital commitments	Invested capital/other

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondaries Group—Fund Performance Metrics as of December 31, 2023

One significant fund LEP XVI contributed approximately 26% of the Secondaries Group’s management fees for the year ended December 31, 2023.
The following table presents the performance data of the Secondaries Group’s significant drawdown fund as of December 31, 2023 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
LEP XVI(7)	2016	$4,769	$4,896	$3,571	$1,990	$2,952	$4,942	1.5x	1.4x	26.9	18.1	Private Equity Secondaries

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

Operations Management Group—Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Fee Related Earnings
The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Other fees	$23,685	$24,529	$(844)	(3)%
Compensation and benefits	(361,124)	(317,396)	(43,728)	(14)
General, administrative and other expenses	(200,613)	(155,017)	(45,596)	(29)
Fee Related Earnings	$(538,052)	$(447,884)	(90,168)	(20)

Other Fees. The decrease in other fees for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by lower: (i) facilitation fees from the 1031 exchange programs associated with our non-traded REITs of $7.9 million; and (ii) sales-based, net distribution fees associated with our non-traded REITs of $2.4 million. Conversely, asset-based, net distribution fees associated with our non-traded REITs increased by $5.3 million. The year ended December 31, 2023 also included broker-dealer advisory fees of $2.2 million, which were earned in connection with advisory services provided by AMCM for capital markets transactions executed during the period.
Compensation and Benefits. The increase in compensation and benefits for the year ended December 31, 2023, compared to the year ended December 31, 2022 was primarily driven by: (i) the expansion of our strategy and relationship management teams to support global fundraising; and (ii) the expansion of our business operations teams to support the growth of our business and other strategic initiatives. Average headcount increased by 19% to 1,492 operations management professionals for the year-to-date period in 2023 from 1,252 professionals in 2022.
Separately, compensation and benefits increased by $3.4 million for the nine months ended December 31, 2023 following the SSG Buyout on March 31, 2023, reflecting the costs associated with the 20% change in ownership that were previously not part of our cost structure.
Our engagement of a third party subject matter expert to support the reorganization of our income tax compliance function during the third quarter of 2022 reduced salary expense by $5.9 million for the first two quarters of 2023 with a corresponding increase in general, administrative and other expenses. As this reorganization occurred at the end of the second quarter of 2022, we did not have comparable results for the year ended December 31, 2023.
Employee commissions are earned in connection with the sale and distribution of fund shares in our non-traded, retail channel products and private placements of our exchange programs. Employee commissions have decreased over the comparative period primarily due to the lower sales volumes from our non-traded REITs and have begun to trend upward with increased sales volumes from ASIF and APMF.
General, Administrative and Other Expenses. Travel and marketing collectively increased by $10.5 million for the year ended December 31, 2023 compared to the prior year as we continued to increase our marketing efforts driven by more investor meetings and events. AWMS has contributed $3.7 million to the increase in travel and marketing over the comparative period. As we build out our retail distribution infrastructure and capabilities through AWMS to support our prospective sales and AUM growth, we expect marketing and distribution expenses, including travel, to increase in future periods.
Additionally, professional service fees increased by $15.9 million for the year ended December 31, 2023 compared to the prior year primarily due to (i) tax related service fees of $10.5 million from the reorganization of our income tax compliance function during the third quarter of 2022, with a corresponding decrease in compensation and benefits; and (ii) consulting fees to support various ongoing initiatives to enhance our operations.
Certain expenses have also increased during the current year to support our growing headcount, the expansion of our business and the build out of our new corporate headquarters. Most notably, occupancy costs, information technology and information services have collectively increased by $9.1 million for the year ended December 31, 2023 compared to the prior year.

Realized Income
The following table presents the components of the OMG’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Fee Related Earnings	$(538,052)	$(447,884)	$(90,168)	(20)%
Investment loss—realized	—	(37)	37	100
Interest and other investment income (loss)—realized	748	(1,588)	2,336	NM
Interest expense	(156)	(684)	528	77
Realized net investment income (loss)	592	(2,309)	2,901	NM
Realized Income	$(537,460)	$(450,193)	(87,267)	(19)

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that the Company is well-positioned and its liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, dividend payments, pending acquisitions and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are: (i) cash on hand; (ii) net working capital; (iii) cash from operations, including management fees and fee related performance revenues, which are collected monthly, quarterly or semi-annually, and net realized performance income, which may be unpredictable as to amount and timing; (iv) fund distributions related to our investments that are unpredictable as to amount and timing; and (v) net borrowing from the Credit Facility. As of December 31, 2023, our cash and cash equivalents were $348.3 million, and we have $430.0 million available under our Credit Facility. Our ability to draw from the Credit Facility is subject to leverage and other covenants. We remain in compliance with all covenants as of December 31, 2023. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown or declines in deployment, declines or write downs in valuations, or a slowdown or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Declines or delays and transaction activity may impact our fund distributions and net realized performance income which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
We expect that our primary liquidity needs will continue to be to: (i) provide capital to facilitate the growth of our existing investment management businesses; (ii) fund our investment commitments; (iii) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses as well as other strategic growth initiatives; (iv) pay operating expenses, including cash compensation to our employees; (v) fund capital expenditures; (vi) service our debt; (vii) pay income taxes and make payments under the tax receivable agreement (“TRA”); (viii) make dividend payments to our Class A and non-voting common stockholders in accordance with our dividend policy; and (ix) pay distributions to AOG unitholders.
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
Our ability to obtain debt financing and complete stock offerings provides us with additional sources of liquidity. For further discussion of financing transactions occurring in the current period, see “Cash Flows” within this section and “Note 6. Debt” and “Note 13. Equity and Redeemable Interest” within our consolidated financial statements included in this Annual Report on Form 10-K.
Our consolidated financial statements reflect the cash flows of our operating businesses as well as those of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on the amounts reported within our consolidated statements of cash flows. The primary cash flow activities of our Consolidated Funds include: (i) raising capital from third-party investors, which is reflected as non-controlling interests of our Consolidated Funds; (ii) financing certain investments by issuing debt; (iii) purchasing and selling investment securities; (iv) generating cash through the realization of certain investments; (v) collecting interest and dividend income; and (vi) distributing cash to investors. Our Consolidated Funds are generally accounted for as investment companies under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations. Liquidity available at our Consolidated Funds is not available for corporate liquidity needs, and debt of the Consolidated Funds is non–recourse to the Company except to the extent of the Company’s investment in the fund.
Cash Flows
The following tables summarize our consolidated statements of cash flows by activities attributable to the Company and Consolidated Funds. For more details on the activity of the Company and Consolidated Funds, refer to “Note 15. Consolidation” within our consolidated financial statements included in this Annual Report on Form 10-K.

	Year ended December 31,
	2023	2022
Net cash provided by operating activities	$473,107	$632,968
Net cash used in the Consolidated Funds’ operating activities, net of eliminations	(706,368)	(1,367,080)
Net cash used in operating activities	(233,261)	(734,112)
Net cash used in the Company’s investing activities	(111,079)	(337,379)
Net cash used in the Company’s financing activities	(404,761)	(238,500)
Net cash provided by the Consolidated Funds’ financing activities, net of eliminations	696,887	1,366,563
Net cash provided by financing activities	292,126	1,128,063
Effect of exchange rate changes	10,501	(10,240)
Net change in cash and cash equivalents	$(41,713)	$46,332

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

	Year ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Core operating activities	$981,981	$708,039	$273,942	39%
Net realized performance income	50,119	161,141	(111,022)	(69)
Net cash used in investment related activities	(558,993)	(236,212)	(322,781)	137
Net cash provided by operating activities	$473,107	$632,968	(159,861)	(25)

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

Net cash used in investment related activities for the year ended December 31, 2023 primarily represents: (i) purchases associated with funding capital commitments and strategic investments in our investment portfolio; (ii) interest payments on our debt obligations; offset by (iii) distributions received from our capital investments; and (iv) sales of our capital investments to employees. Our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund from year to year. For further discussion of our capital commitments, see “Note 8. Commitments and Contingencies,” within our consolidated financial statements included in this Annual Report on Form 10-K.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.
Investing Activities

	Year ended December 31,
	2023	2022
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(67,183)	$(35,796)
Acquisitions, net of cash acquired	(43,896)	(301,583)
Net cash used in investing activities	$(111,079)	$(337,379)

Net cash used in the Company’s investing activities was principally composed of cash to purchase furniture, fixtures, equipment and leasehold improvements during both years to support the growth in our staffing levels and to expand our global presence. Net cash used in the Company's investing activities included cash used to complete the Crescent Point Acquisition in the current year and to complete the Infrastructure Debt Acquisition in the prior year.
Financing Activities

	Year ended December 31,
	2023	2022
Net borrowings of Credit Facility	$195,000	$285,000
Proceeds from issuance of senior notes	499,010	488,915
Class A and non-voting common stock dividends	(599,934)	(447,634)
AOG unitholder distributions	(430,732)	(388,730)
Stock option exercises	85,959	21,205
Taxes paid related to net share settlement of equity awards	(157,007)	(201,311)
Other financing activities	2,943	4,055
Net cash used in the Company’s financing activities	$(404,761)	$(238,500)

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, resulting in net cash used in the Company’s financing activities for the years ended December 31, 2023 and 2022.

In connection with the vesting of restricted units that are granted to our employees under the 2023 Equity Incentive Plan (the “Equity Incentive Plan”) and the predecessor plan, we withhold shares equal to the fair value of our employees tax withholding liabilities and pay the taxes on their behalf in cash and thus net issue fewer shares. The use of cash decreased from the prior year primarily as a result of fewer restricted units that vested in the current year and that a greater number of restricted units vested in the prior year primarily due to certain non-recurring awards that cliff vested in their entirety on the fifth anniversary of their applicable grant dates. This decrease was partially offset by our higher stock price, which resulted in employees recognizing additional compensation. For the years ended December 31, 2023 and 2022, we net settled and did not issue 1.7 million shares and 2.4 million shares, respectively. The Company’s financing activities also included cash received from stock options exercises with 5.1 million and 1.1 million options exercised for the years ended December 31, 2023 and 2022, respectively.
Additionally, the Company’s financing activities for the years ended December 31, 2023 and 2022 included the net proceeds from the issuance of the 2028 Senior Notes and 2052 Senior Notes, respectively. A portion of these proceeds was used to repay borrowings under our Credit Facility and to fund strategic growth initiatives in the current year and to fund the Infrastructure Debt Acquisition in the prior year.

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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2023, we were required to maintain approximately $64.9 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon (“Tax Benefit Payment”). Effective as of May 1, 2023, pursuant to an amendment to the TRA, to the extent Ares Owners Holdings L.P. would have been a recipient of certain Tax Benefit Payments under the TRA for taxable exchanges on or after May 1, 2023, Ares Owners Holdings L.P. will no longer be entitled to any Tax Benefit Payment for such exchanges. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $191.3 million and $118.5 million as of December 31, 2023 and 2022, respectively.
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

The consolidation guidance requires qualitative and quantitative analysis to determine whether our involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management fees and performance related income), would give us a controlling financial interest. This analysis requires judgment. These judgments include: (i) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support; (ii) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity; (iii) determining whether two or more parties’ equity interests should be aggregated; (iv) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity; and (v) evaluating the nature of relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE and hence would be deemed the primary beneficiary.

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

Acquisitions

Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment. We use our best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. For business combinations accounted for under the acquisition method, the purchase consideration, including the fair value of certain elements of contingent consideration as of the acquisition date, in excess of the fair value of net assets acquired is recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recognized as a bargain purchase gain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash inflows and outflows, future fundraising assumptions, expected useful lives, discount rates and income tax rates. Our estimates for future cash flows are based on historical data, internal estimates and external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying assets acquired. We estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

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

Income Taxes

The Company is taxed as corporation for U.S. federal and state income tax purposes. We use the liability method of accounting for deferred income taxes pursuant to GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory tax rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized during the year the change is enacted. A valuation allowance is recorded on our net deferred tax assets when it is more likely than not that such assets will not be realized or when timing is unknown. When evaluating the realizability of our deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies and expectations of future earnings.

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

Contractual Obligations, Commitments and Contingencies and Other Arrangements
In the normal course of business, we enter into contractual obligations that may require future cash payments. We may also engage in off-balance sheet arrangements, including guarantees, capital commitments to funds, indemnifications and potential contingent repayment obligations. The following table sets forth our contractual obligations and capital commitments of the Company and of the Consolidated Funds as of December 31, 2023 ($ in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter	Total
The Company:
Operating lease obligations(1)	$52,911	$105,865	$70,328	$181,823	$410,927
Debt obligations payable(2)	249,427	—	1,389,863	1,326,190	2,965,480
Interest obligations on debt(3)	130,259	240,518	168,462	866,069	1,405,308
Other long-term obligations(4)	1,892	1,524	91	—	3,507
Capital commitments(5)	1,030,623	—	—	—	1,030,623
Subtotal	1,465,112	347,907	1,628,744	2,374,082	5,815,845
Consolidated Funds:
Debt obligations payable	125,241	1,057,053	71,025	11,429,585	12,682,904
Interest obligations on debt(3)	781,240	1,538,417	1,483,688	2,682,665	6,486,010
Capital commitments of Consolidated Funds(5)	771,485	—	—	—	771,485
	$3,143,078	$2,943,377	$3,183,457	$16,486,332	$25,756,244

(1)The table includes future minimum commitments for our operating leases, including leases that have been executed but have not yet commenced. The majority of our operating lease obligations represents office space agreements with expirations through June 2036. Rent expense includes only base contractual rent.
(2)Debt obligations include $1,650.0 million of senior notes and $450.0 million of subordinated notes, net of unamortized discount, and outstanding balance under the Credit Facility as of December 31, 2023.
(3)Interest obligations reflect future interest payments on outstanding debt obligations with stated interest rates for fixed rate debt and at the prevailing rate in effect as of the reporting date for floating rate debt.
(4)Represents payment obligations with respect to long-term service contracts entered into by the Company and future minimum commitments for our finance leases.
(5)Represents commitments to fund certain investments or to support certain strategic investments. These amounts are generally due on demand and are therefore presented as obligations payable in less than one-year.

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
Effect on Management Fees
Management fees are generally based on a defined percentage of fair value of assets, capital commitments, invested capital, NAV, net investment income, total assets or par value of the investment portfolios we manage. Management fees calculated based on fair value of assets or net investment income are affected by short-term changes in market values.
The overall impact of a short-term change in market value may be mitigated by a number of factors including, but not limited to, fee definitions that are not based on market value including invested capital and capital commitments, market value definitions that exclude the impact of realized and/or unrealized gains and losses, market value definitions based on beginning of the period values or a form of average market value including daily, monthly or quarterly averages as well monthly or quarterly payment terms.
For the year ended December 31, 2023, management fees from funds that are impacted by changes in market value and have underlying investments held in liquid strategies were approximately 3%. As such, a hypothetical 10% decrease in fair value of our managed funds’ investments as of December 31, 2023 would not have a material impact on our management fees.

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

See “Note 8. Commitments and Contingencies,” within our consolidated financial statements included in this Annual Report on Form 10-K for discussion on amount of carried interest, net of tax distributions, subject to contingent repayment if we assumed all existing investments were worthless.

Effect on Investment Income

An investment gain (loss) is realized when all or a portion of our investment is returned to us. Unrealized investment gain (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized appreciation (depreciation) at the time an investment is realized.
Changes in the fair values of our funds’ investments directly impact unrealized principal investment income and unrealized gains on investments. A hypothetical incremental 10% decrease in the fair value of our investments as of December 31, 2023 would result in declines in principal investment income and unrealized gains on investments of $124.5 million and $79.1 million, respectively.

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
A portion of our management fees, carried interest, incentive fees and investments are denominated in foreign currencies that may be affected by movements in the rate of exchange between currencies. We estimate that as of December 31, 2023 a hypothetical 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would not result in a material change to management fees, carried interest, incentive fees or investments for the year ended December 31, 2023, and would be largely offset by the currency conversions of the expenses denominated in foreign currencies.

Interest Rate Risk
Our Credit Facility provides a $1.325 billion revolving line of credit with the ability to upsize to $1.65 billion (subject to obtaining commitments for any such additional borrowing capacity) with a maturity date of March 31, 2027. As of December 31, 2023, we had $895.0 million borrowings outstanding under the Credit Facility. For a further discussion of our Credit Facility, see “Note 6. Debt,” within our consolidated financial statements included in this Annual Report on Form 10-K.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Management Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Ares Management Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ares Management Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2024

Item 9B. Other Information

Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, certain executive officers and directors of the Company or a vehicle controlled by them (each, a “Plan Participant”) entered into Rule 10b5-1 trading plan (a “Rule 10b5-1 Trading Plan”) to sell shares of the Company’s Class A common stock, in each case, subject to any applicable volume limitations.

The table below provides certain information regarding each Plan Participant’s Rule 10b5-1 Trading Plan.

Name and Title	Plan Date	Maximum Shares That May Be Sold Under the Plan	Plan Expiration Date
Bennett Rosenthal, Director, Co-Founder and Chairman of Private Equity Group	December 14, 2023	250,000	December 1, 2024
David Kaplan, Director and Co-Founder	December 14, 2023	250,000	December 1, 2024
Michael Arougheti, Director, Co-Founder, Chief Executive Officer & President	December 14, 2023	999,585	February 1, 2025
Antony Ressler, Executive Chairman & Co-Founder	December 15, 2023	2,000,000	March 1, 2025

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

PART IV.

Item 15. Exhibits, Financial Statement Schedules
(a)Documents Filed with Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Statements of Financial Condition as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
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
4.11	Form of 4.125% Fixed Rate Resettable Subordinated Notes due 2051 incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on July 1, 2021).
4.12	Indenture dated as of January 21, 2022 among Ares Finance Co. IV LLC, Ares Holdings L.P., Ares Investments Holdings LLC, Ares Management LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC, Ares Finance Co. III LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on 8-K (File No. 001-36429) filed with the SEC on January 21, 2022).
4.13	First Supplemental Indenture dated as of January 21, 2022 among Ares Finance Co. IV LLC, Ares Holdings L.P., Ares Investments Holdings LLC, Ares Management LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC, Ares Finance Co. III LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on January 21, 2022).
4.14	Form of 3.650% Senior Note due 2052 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on January 21, 2022).
4.15	Base Indenture, dated as of November 10, 2023, by and between Ares Management Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 13, 2023).
4.16	First Supplemental Indenture, dated as of November 10, 2023, by and among Ares Management Corporation, Ares Holdings L.P., Ares Management LLC, Ares Investments Holdings LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC, Ares Finance Co. III LLC and Ares Finance Co. IV LLC, as the guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 13, 2023).
4.17	Form 6.375% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 13, 2023).
10.1	Fourth Amended and Restated Limited Partnership Agreement of Ares Holdings L.P., dated April 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.2	Investor Rights Agreement, dated November 26, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.3#	Third Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.4	Fifth Amended and Restated Exchange Agreement, dated April 1, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.5	Fourth Amended and Restated Tax Receivable Agreement, dated May 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on May 8, 2023).
10.6	Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-194919) filed with the SEC on April 28, 2014).
10.7	Amendment No. 1, dated as of July 15, 2014, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001-36429) filed with the SEC on November 12, 2014).
10.8	Amendment No. 2, dated as of September 24, 2014, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001-36429) filed with the SEC on November 12, 2014).

Exhibit No.	Description
10.9	Amendment No. 3, dated as of July 23, 2015, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on July 28, 2015).
10.10	Amendment No. 4, dated as of August 5, 2015, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on August 7, 2015).
10.11	Amendment No. 5, dated as of December 16, 2015, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on December 21, 2015).
10.12	Amendment No. 6, dated as of May 23, 2016, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on May 26, 2016).
10.13	Amendment No. 7, dated as of February 24, 2017, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36429), filed with the SEC on February 27, 2017).
10.14	Amendment No. 8, dated as of March 21, 2019, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on March 26, 2019).
10.15	Amendment No. 9, dated as of March 30, 2020, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 1, 2020).
10.16	Amendment No. 10, dated as of March 31, 2021, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 2, 2021).
10.17	Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2011 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-194919) filed with the SEC on April 16, 2014).
10.18	Second Amended and Restated Investment Advisory and Management Agreement, dated June 6, 2019, between Ares Capital Corporation and Ares Capital Management LLC (incorporated by reference to exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on November 6, 2019).
10.19#	Form of Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018).
10.20#	Form of Option Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.21#	Form of Phantom Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.22	Form of ARCC Incentive Fee Award (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S‑1/A (File No. 333-194919) filed with the SEC on April 11, 2014).

Exhibit No.	Description
10.23	Form of Amended and Restated Limited Partnership Agreement of Carry Vehicles (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36429), filed with the SEC on February 29, 2016).
10.24	Form of Supplemental Agreement for Carried Interest (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36429), filed with the SEC on February 29, 2016).
10.25	Form of Annual Incentive Fee Award Letter (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36429), filed with the SEC on February 27, 2017).
10.26*#	Form of Annual Incentive Fee Award Letter.
10.27#	Form of Deferred Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018).
10.28#	Form of Director Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018).
10.29#	Restricted Unit Agreement, dated as of July 31, 2018, by and between Michael J Arougheti and Ares Management, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on August 6, 2018).
10.30	Stock Purchase Agreement, dated July 9, 2019, between GBIG Holdings, Inc. and Aspida Holdco, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File 001-36429) filed with the SEC on July 9, 2019).
10.31	Share Purchase Agreement, dated March 27, 2020, between Sumitomo Mitsui Banking Corporation and Ares Management Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File 001-36429) filed with the SEC on March 30, 2020).
10.32	Investor Rights Agreement, dated March 31, 2020, by and between Sumitomo Mitsui Banking Corporation and Ares Management Corporation (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.33#	Form of Executive Officer Time-Based Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36429) filed with the SEC on February 25, 2021).
10.34#	Form of Executive Officer Performance-Based Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36429) filed with the SEC on February 25, 2021).
10.35#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.36	Share Purchase Agreement, dated April 5, 2021, by and between Sumitomo Mitsui Banking Corporation and Ares Management Corporation (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on 8-K (File No. 001-36429) filed with SEC on April 8, 2021).
10.37
Nomination Agreement, dated February 23, 2022, by and between Ares Management Corporation and Ares Partners Holdco LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).

10.38	Amendment No. 11, dated as of March 31, 2022, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 6, 2022).
10.39#	Form of Restricted Unit Agreement under the Third Amended & Restated 2014 Equity Incentive Plan.
10.40#	Form of Deferred Restricted Unit Agreement under the Third Amended & Restated 2014 Equity Incentive Plan.
10.41#	Ares Management Corporation 2023 Equity Incentive Plan (incorporated herein by reference to Annex B to the Registrant’s Definitive Proxy Statement (File No. 001-36429) filed with the Commission on April
28, 2023).

Exhibit No.	Description
10.42#	Form of Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.43#	Form of Deferred Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.44#	Form of Director Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.45#	Form of Executive Officer Time-Based Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.46#	Form of Executive Officer Performance-Based Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.47*#	Form of Annual Incentive Fee Restricted Unit Agreement under the 2023 Equity Incentive Plan.
10.48*	Form of Aircraft Time Sharing Agreement.
21.1*	Subsidiaries of Ares Management Corporation.
23.1*	Consent of Ernst and Young LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97*	Policy Relating to Recovery of Erroneously Awarded Compensation (Clawback Policy).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: February 27, 2024	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Antony P. Ressler
	Name:	Antony P. Ressler	Dated: February 27, 2024
	Title:	Executive Chairman & Co-Founder

By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti	Dated: February 27, 2024
	Title:	Director, Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips	Dated: February 27, 2024
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)

By:	/s/ R. Kipp deVeer
	Name:	R. Kipp deVeer	Dated: February 27, 2024
	Title:	Director & Head of Credit Group

By:	/s/ David B. Kaplan
	Name:	David B. Kaplan	Dated: February 27, 2024
	Title:	Director & Co-Founder

By:	/s/ Bennett Rosenthal
	Name:	Bennett Rosenthal	Dated: February 27, 2024
	Title:	Director, Co-Founder & Chairman of Private Equity Group

By:	/s/ Ashish Bhutani
	Name:	Ashish Bhutani	Dated: February 27, 2024
	Title:	Director

By:	/s/ Antoinette Bush
	Name:	Antoinette Bush	Dated: February 27, 2024
	Title:	Director

By:	/s/ Paul G. Joubert
	Name:	Paul G. Joubert	Dated: February 27, 2024
	Title:	Director

By:	/s/ Michael Lynton
	Name:	Michael Lynton	Dated: February 27, 2024
	Title:	Director

By:	/s/ Eileen Naughton
	Name:	Eileen Naughton	Dated: February 27, 2024
	Title:	Director

By:	/s/ Judy D. Olian
	Name:	Dr. Judy D. Olian	Dated: February 27, 2024
	Title:	Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Management Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Ares Management Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

Valuation of underlying investments of equity method investments

Description of the Matter
At December 31, 2023, the carrying value of the Company’s investments totaled $4,624.9 million, primarily consisting of equity method private investment partnership interests - principal of $535.3 million and equity method - carried interest of $3,413.0 million. As discussed further in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements, the underlying investments of the Company’s equity method investments (“underlying investments”) are reported at fair value as determined by management by applying the valuation techniques and using the significant unobservable inputs described therein.

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

For example, for a sample of underlying investments that were valued using the market approach, we performed procedures to evaluate the appropriateness of significant unobservable inputs such as the selected earnings before interest, taxes, depreciation and amortization multiples or revenue multiples that were derived from comparable companies. These procedures included assessing the appropriateness of management’s determination of the comparable companies, and, where applicable, comparing the selected multiples to market observed transactions of such companies. For a sample of underlying investments that were valued using the discounted cash flow valuation technique, we performed procedures to evaluate the appropriateness of significant unobservable inputs such as the selected discount rates and projections of future cash flows. These procedures included comparing the selected discount rates to market data and/or recalculating these discount rates using investee specific information, such as the weighted average cost of capital. In addition, these procedures included comparing future projections to the current performance and the historical growth rates of the investees as well as to the growth rates of publicly traded comparable companies.

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
Los Angeles, California
February 27, 2024

Ares Management Corporation
Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of December 31,
	2023	2022
Assets
Cash and cash equivalents	$348,274	$389,987
Investments (includes accrued carried interest of $3,413,007 and $3,106,577 as of December 31, 2023 and 2022, respectively)	4,624,932	3,974,734
Due from affiliates	896,746	758,472
Other assets	429,979	381,137
Right-of-use operating lease assets	249,326	155,950
Intangible assets, net	1,058,495	1,208,220
Goodwill	1,123,976	999,656
Assets of Consolidated Funds:
Cash and cash equivalents	1,149,511	724,641
Investments held in trust account	523,038	1,013,382
Investments, at fair value	14,078,549	12,191,251
Due from affiliates	14,151	15,789
Receivable for securities sold	146,851	124,050
Other assets	86,672	65,570
Total assets	$24,730,500	$22,002,839
Liabilities
Accounts payable, accrued expenses and other liabilities	$233,884	$231,921
Accrued compensation	287,259	510,130
Due to affiliates	240,254	252,798
Performance related compensation payable	2,514,610	2,282,209
Debt obligations	2,965,480	2,273,854
Operating lease liabilities	319,572	190,616
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	189,523	168,286
Due to affiliates	3,554	4,037
Payable for securities purchased	484,117	314,193
CLO loan obligations, at fair value	12,345,657	10,701,720
Fund borrowings	125,241	168,046
Total liabilities	19,709,151	17,097,810
Commitments and contingencies
Redeemable interest in Consolidated Funds	522,938	1,013,282
Redeemable interest in Ares Operating Group entities	24,098	93,129
Non-controlling interests in Consolidated Funds	1,258,445	1,074,356
Non-controlling interests in Ares Operating Group entities	1,322,469	1,135,023
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (187,069,907 shares and 173,892,036 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	1,871	1,739
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding as of December 31, 2023 and 2022)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding as of December 31, 2023 and 2022)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (117,024,758 shares and 117,231,288 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	1,170	1,172
Additional paid-in-capital	2,391,036	1,970,754
Accumulated deficit	(495,083)	(369,475)
Accumulated other comprehensive loss, net of tax	(5,630)	(14,986)
Total stockholders’ equity	1,893,399	1,589,239
Total equity	4,474,313	3,798,618
Total liabilities, redeemable interest, non-controlling interests and equity	$24,730,500	$22,002,839
See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)

	Year ended December 31,
	2023	2022	2021
Revenues
Management fees	$2,551,150	$2,136,433	$1,611,047
Carried interest allocation	618,579	458,012	2,073,551
Incentive fees	276,627	301,187	332,876
Principal investment income	36,516	12,279	99,433
Administrative, transaction and other fees	149,012	147,532	95,184
Total revenues	3,631,884	3,055,443	4,212,091
Expenses
Compensation and benefits	1,486,698	1,498,590	1,162,633
Performance related compensation	607,522	518,829	1,740,786
General, administrative and other expenses	660,146	695,256	444,178
Expenses of Consolidated Funds	43,492	36,410	62,486
Total expenses	2,797,858	2,749,085	3,410,083
Other income (expense)
Net realized and unrealized gains on investments	77,573	4,732	19,102
Interest and dividend income	19,276	9,399	9,865
Interest expense	(106,276)	(71,356)	(36,760)
Other income, net	4,819	13,119	14,402
Net realized and unrealized gains on investments of Consolidated Funds	262,700	73,386	77,303
Interest and other income of Consolidated Funds	995,545	586,529	437,818
Interest expense of Consolidated Funds	(754,600)	(411,361)	(258,048)
Total other income, net	499,037	204,448	263,682
Income before taxes	1,333,063	510,806	1,065,690
Income tax expense	172,971	71,891	147,385
Net income	1,160,092	438,915	918,305
Less: Net income attributable to non-controlling interests in Consolidated Funds	274,296	119,333	120,369
Net income attributable to Ares Operating Group entities	885,796	319,582	797,936
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	226	(851)	(1,341)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	411,244	152,892	390,440
Net income attributable to Ares Management Corporation	474,326	167,541	408,837
Less: Series A Preferred Stock dividends paid	—	—	10,850
Less: Series A Preferred Stock redemption premium	—	—	11,239
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$474,326	$167,541	$386,748
Net income per share of Class A and non-voting common stock:
Basic	$2.44	$0.87	$2.24
Diluted	$2.42	$0.87	$2.15
Weighted-average shares of Class A and non-voting common stock:
Basic	184,523,524	175,510,798	163,703,626
Diluted	195,773,426	175,510,798	180,112,271

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)

	Year ended December 31,
	2023	2022	2021
Net income	$1,160,092	$438,915	$918,305
Foreign currency translation adjustments, net of tax	19,855	(33,911)	(21,464)
Total comprehensive income	1,179,947	405,004	896,841
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	278,813	107,793	103,498
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	185	(1,277)	(1,968)
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	417,267	144,078	388,812
Comprehensive income attributable to Ares Management Corporation	$483,682	$154,410	$406,499

See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Changes in Equity
(Amounts in Thousands)

	Series A Preferred Stock	Class A Common Stock	Non- voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance as of December 31, 2020	$298,761	$1,472	$—	$1,124	$1,043,669	$(151,824)	$483	$738,369	$539,720	$2,471,774
Changes in ownership interests and related tax benefits	—	70	—	(25)	(133,289)	—	—	(97,735)	13,487	(217,492)
Issuances of common stock	—	122	35	—	827,273	—	—	—	—	827,430
Capital contributions	—	—	—	87	—	—	—	539,020	33,644	572,751
Redemption of preferred stock	(310,000)	—	—	—	—	—	—	—	—	(310,000)
Dividends/distributions	(10,850)	—	—	—	—	(324,306)	—	(269,200)	(98,897)	(703,253)
Net income	22,089	—	—	—	—	386,748	—	390,440	120,369	919,646
Currency translation adjustment, net of tax	—	—	—	—	—	—	(2,338)	(1,628)	(16,871)	(20,837)
Equity compensation	—	—	—	—	138,710	—	—	98,481	—	237,191
Stock option exercises	—	20	—	—	37,196	—	—	—	—	37,216
Balance as of December 31, 2021	—	1,684	35	1,186	1,913,559	(89,382)	(1,855)	1,397,747	591,452	3,814,426
Changes in ownership interests and related tax benefits	—	43	—	(14)	(96,413)	—	—	(105,680)	4,006	(198,058)
Issuances of common stock	—	1	—	—	12,834	—	—	—	—	12,835
Capital contributions	—	—	—	—	—	—	—	5,195	549,396	554,591
Dividends/distributions	—	—	—	—	—	(447,634)	—	(386,843)	(178,291)	(1,012,768)
Net income	—	—	—	—	—	167,541	—	152,892	119,333	439,766
Currency translation adjustment, net of tax	—	—	—	—	—	—	(13,131)	(8,814)	(11,540)	(33,485)
Equity compensation	—	—	—	—	119,580	—	—	80,526	—	200,106
Stock option exercises	—	11	—	—	21,194	—	—	—	—	21,205
Balance as of December 31, 2022	—	1,739	35	1,172	1,970,754	(369,475)	(14,986)	1,135,023	1,074,356	3,798,618
Changes in ownership interests and related tax benefits	—	59	—	(2)	(60,755)	—	—	93,956	(313,781)	(280,523)
Issuances of common stock	—	26	—	—	239,519	—	—	—	—	239,545
Capital contributions	—	—	—	—	—	—	—	3,887	320,185	324,072
Dividends/distributions	—	—	—	—	—	(599,934)	—	(427,849)	(101,128)	(1,128,911)
Net income	—	—	—	—	—	474,326	—	411,244	274,296	1,159,866
Currency translation adjustment, net of tax	—	—	—	—	—	—	9,356	6,023	4,517	19,896
Equity compensation	—	—	—	—	155,606	—	—	100,185	—	255,791
Stock option exercises	—	47	—	—	85,912	—	—	—	—	85,959
Balance as of December 31, 2023	$—	$1,871	$35	$1,170	$2,391,036	$(495,083)	$(5,630)	$1,322,469	$1,258,445	$4,474,313

See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$1,160,092	$438,915	$918,305
Adjustments to reconcile net income to net cash used in operating activities:
Equity compensation expense	255,965	200,391	237,191
Depreciation and amortization	231,712	341,341	113,293
Net realized and unrealized (gains) losses on investments	(90,737)	10,929	(88,978)
Other non-cash amounts	74	—	(31,070)
Investments purchased	(507,932)	(371,124)	(340,199)
Proceeds from sale of investments	206,163	182,493	273,382
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains on investments	(262,700)	(73,386)	(77,303)
Other non-cash amounts	(101,465)	(33,822)	(35,879)
Investments purchased	(8,847,856)	(9,434,029)	(13,067,564)
Proceeds from sale of investments	8,149,617	8,198,812	9,970,609
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(48,858)	(20,612)	(745,021)
Due to/from affiliates	(220,421)	39,073	(180,928)
Other assets	21,532	(105,205)	213,825
Accrued compensation and benefits	20,383	200,769	142,815
Accounts payable, accrued expenses and other liabilities	27,864	(51,685)	125,168
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	(424,870)	324,550	(526,815)
Net cash relinquished with consolidation/deconsolidation of Consolidated Funds	(623)	—	(39,539)
Change in other assets and receivables held at Consolidated Funds	(20,247)	151,895	(180,953)
Change in other liabilities and payables held at Consolidated Funds	219,046	(733,417)	723,616
Net cash used in operating activities	(233,261)	(734,112)	(2,596,045)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(67,183)	(35,796)	(27,226)
Acquisitions, net of cash acquired	(43,896)	(301,583)	(1,057,407)
Net cash used in investing activities	(111,079)	(337,379)	(1,084,633)
Cash flows from financing activities:
Net proceeds from issuance of Class A and non-voting common stock	—	—	827,430
Proceeds from Credit Facility	1,410,000	1,380,000	883,000
Proceeds from issuance of senior and subordinated notes	499,010	488,915	450,000
Repayments of Credit Facility	(1,215,000)	(1,095,000)	(468,000)
Dividends and distributions	(1,030,666)	(836,364)	(593,506)
Series A Preferred Stock dividends	—	—	(10,850)
Redemption of Series A Preferred Stock	—	—	(310,000)
Stock option exercises	85,959	21,205	37,216
Taxes paid related to net share settlement of equity awards	(157,007)	(201,311)	(226,101)
Other financing activities	2,943	4,055	11,509
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	855,456	549,396	1,033,644
Distributions to non-controlling interests in Consolidated Funds	(101,128)	(178,291)	(98,897)
Redemptions of redeemable interests in Consolidated Funds	(1,045,874)	—	—
Borrowings under loan obligations by Consolidated Funds	1,387,297	1,140,680	2,048,932
Repayments under loan obligations by Consolidated Funds	(398,864)	(145,222)	(80,752)
Net cash provided by financing activities	292,126	1,128,063	3,503,625
Effect of exchange rate changes	10,501	(10,240)	(19,104)
Net change in cash and cash equivalents	(41,713)	46,332	(196,157)
Cash and cash equivalents, beginning of period	389,987	343,655	539,812
Cash and cash equivalents, end of period	$348,274	$389,987	$343,655
Supplemental disclosure of non-cash financing activities:
Issuance of AOG Units and Class A common stock in connection with acquisition-related activities	$239,545	$12,835	$510,848
Issuance of AOG Units in connection with settlement of management incentive program	$245,647	$—	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$722,643	$320,329	$205,085
Cash paid during the period for income taxes	$62,007	$104,864	$22,788
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
Principles of Consolidation
The Company consolidates those entities in which it has a direct or indirect controlling financial interest based on either a variable interest model (“VIEs”) or voting interest model (“VOE”). As such, the Company consolidates (i) entities in which it holds a majority voting interest or has majority ownership and control over the operational, financial and investing decisions of that entity and (ii) entities that the Company concludes are variable interest entities in which the Company has more than insignificant economic interest and power to direct the activities that most significantly impact the entities, and for which the Company is deemed to be the primary beneficiary.
The Company determines whether an entity should be consolidated by first evaluating whether it holds a variable interest in the entity. Fees that are customary and commensurate with the level of services provided by the Company, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. The Company factors in all economic interests, including proportionate interests through related parties, to determine if fees are considered a variable interest. As the Company’s interests in funds are primarily management fees, carried interest, incentive fees, and/or insignificant direct or indirect equity interests through related parties, the Company is not considered to have a variable interest in these entities. Entities that are not VIEs are further evaluated for consolidation under the voting interest model.
Variable Interest Model

The Company considers an entity to be a VIE if any of the following conditions exist: (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (ii) the holders of equity investment at risk, as a group, lack either the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the entity or the obligation to absorb the expected losses or right to receive the expected residual returns; or (iii) the voting rights of some equity investors are disproportionate to their obligation to absorb losses of the entity, their rights to receive returns from an entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.

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

The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and continuously reconsiders the conclusion. In evaluating whether the Company is the primary beneficiary, the Company evaluates its direct and indirect economic interests in the entity. The consolidation analysis is generally performed qualitatively, however, if the primary beneficiary is not readily determinable, a quantitative analysis may also be performed. This analysis requires judgment. These judgments include: (i) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support; (ii) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity; (iii) determining whether two or more parties’ equity interests should be aggregated; (iv) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity; and (v) evaluating the nature of relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE and hence would be deemed the primary beneficiary.

Consolidated CLOs
As of December 31, 2023 and 2022, the Company consolidated 28 and 25 CLOs (“Consolidated CLOs”), respectively.
The Company has determined that the fair value of the financial assets of the Consolidated CLOs, which are mostly Level II assets within the GAAP fair value hierarchy, are more observable than the fair value of the financial liabilities of its Consolidated CLOs, which are mostly Level III liabilities within the GAAP fair value hierarchy. As a result, the financial assets of Consolidated CLOs are measured at fair value and the financial liabilities of the Consolidated CLOs are measured in consolidation as: (i) the sum of the fair value of the financial assets, and the carrying value of any nonfinancial assets held temporarily, less (ii) the sum of the fair value of any beneficial interests retained by the Company (other than those that

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
represent compensation for services), and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by the Company).
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
Management's determination of fair value includes various valuation techniques. These techniques may include market approach, recent transaction price, net asset value (“NAV”) approach, discounted cash flows, and may use one or more significant unobservable inputs such as EBITDA or revenue multiples, discount rates, weighted average cost of capital, exit multiples, terminal growth rates and other unobservable inputs.
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

As of December 31, 2023 and 2022, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.

Investments held in trust account

Investments held in trust account represents funds raised through the initial public offerings of our sponsored SPACs that are presented within Consolidated Funds. The funds raised are held in a trust account that is restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
agreement. The portfolio of investments for the SPACs is comprised of United States (“U.S.”) government securities or money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The U.S. Treasury securities typically have original maturities of six months or less when purchased and are recorded at fair value. Interest income received on such investments is separately presented from the overall change in fair value and is recognized within interest and other income of Consolidated Funds within the Consolidated Statements of Operations. Any remaining change in fair value of such investments, that is not recognized as interest income, is recognized within net realized and unrealized gains on investments of Consolidated Funds within the Consolidated Statements of Operations.

Investments
The investments of the Consolidated Funds are reflected within the Consolidated Statements of Financial Condition at fair value, with unrealized appreciation (depreciation) resulting from changes in fair value reflected as a component of net realized and unrealized gains on investments within the Consolidated Statements of Operations. Certain investments are denominated in foreign currency and are translated into U.S. dollars at each reporting date.

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

The Company evaluates the equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Except for carried interest, the Company’s share of the investee’s income and expenses for the Company’s equity method investments is presented either within principal investment income or net realized and unrealized gains on investments within the Consolidated Statements of Operations. Carried interest allocation is presented separately as a revenue line item within the Consolidated Statements of Operations, and the accrued carried interest is presented within investments within the Consolidated Statements of Financial Condition.

In addition, certain of the Company's equity method investments are reported at fair value. The fair value option has been elected to simplify the accounting for certain financial instruments. The fair value option election is irrevocable and is applied to financial instruments on an individual basis at initial recognition or at eligible remeasurement events. Changes in the fair value of such instruments with the fair value option elected are presented within net realized and unrealized gains on investments within the Consolidated Statements of Operations.

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
The Company reports each of its derivative instruments at fair value within the Consolidated Statements of Financial Condition as either other assets or accounts payable, accrued expenses and other liabilities, respectively. These amounts may be offset to the extent that there is a legal right to offset and if elected by management.
Derivative instruments are marked-to-market daily based upon quotations from pricing services or by the Company and the change in value, if any, is recorded as an unrealized gain (loss). Upon settlement of the instrument, the Company records any realized gain (loss). Changes in value are reflected within net realized and unrealized gains on investments within the Consolidated Statements of Operations.

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
Goodwill
Goodwill represents the excess of purchase price of an acquired business over the fair value of its identifiable net assets. The Company tests goodwill annually for impairment. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company will evaluate impairment quantitatively and record the amount of goodwill impairment as the excess of the carrying amount of the reporting unit over its fair value.
The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change such that it is more likely than not to reduce the fair value of the reporting unit below its carrying amount. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

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
Direct costs associated with developing, purchasing or otherwise acquiring software for internal use are capitalized and amortized on a straight-line basis over the expected useful life of the software, beginning when the software is ready for its intended purpose. Costs incurred for upgrades and enhancements that will not result in additional functionality are expensed as incurred.
Fixed assets are depreciated or amortized on a straight-line basis over an asset’s estimated useful life, with the corresponding depreciation and amortization expense presented within general, administrative and other expenses within the Company’s Consolidated Statements of Operations. The estimated useful life for leasehold improvements is the lesser of the lease term or the life of the asset, with a maximum of 10 years, while other fixed assets and internal-use software are generally depreciated between three and seven years. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Leases
The Company has entered into operating and finance leases for corporate offices and certain equipment and makes the determination if an arrangement constitutes a lease at inception. Operating leases are presented within right-of-use operating lease assets and operating lease liabilities within the Company’s Consolidated Statements of Financial Condition. Finance lease assets are capitalized as a component of fixed assets and finance lease liabilities are presented within accounts payable, accrued expenses and other liabilities within the Consolidated Statements of Financial Condition. Leases with an initial term of 12 months or less are expensed as incurred and not capitalized within the Consolidated Statements of Financial Condition.

Right-of-use operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and corresponding lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The right-of-use operating lease asset also includes any lease prepayments and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the company will exercise that option. Lease expense is primarily recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.
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

The non-controlling interests in Consolidated Funds represents a component of equity and net income attributable to ownership interests that third parties hold in Consolidated Funds.
Redeemable Interest

Redeemable interest in AOG entities was established in connection with the SSG Acquisition as described in “Note 13. Equity and Redeemable Interest.” Redeemable interest in AOG entities was initially recorded at fair value on the date of acquisition within mezzanine equity within the Consolidated Statements of Financial Condition. Income (loss) is allocated based on the ownership percentage attributable to the redeemable interest. The Company determined that the redemption of the

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
redeemable interest is probable as of the date of acquisition. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount, as defined in accordance with the terms of a contractual arrangement between the Company and the former owners of SSG, to the extent that the redemption amount exceeds the initial measurement on the date of acquisition. The Company recognizes changes in the redemption amount with corresponding adjustments against retained earnings, or additional paid-in-capital in the absence of retained earnings, within stockholders’ equity within the Consolidated Statements of Financial Condition.
Redeemable interest in Consolidated Funds represent the Class A ordinary shares issued by each of the Company’s sponsored SPACs, as applicable. The Class A ordinary shares issued by our SPACs (the “Class A ordinary shares”) are redeemable for cash by the public shareholders in the event that they do not complete a business combination or tender offer associated with shareholder approval provisions. The Class A ordinary shareholders have redemption rights that are considered to be outside of the SPAC’s control.
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
Management Fees
Management fees are generally based on a defined percentage of fair value of assets, total commitments, invested capital, NAV, NAV plus unfunded commitments, total assets or par value of the investment portfolios managed by the Company. Principally all management fees are earned from affiliated funds of the Company. The contractual terms of management fees vary by fund structure and investment strategy. Management fees are recognized as revenue in the period advisory services are rendered, subject to the Company’s assessment of collectability.
Management fees also include a quarterly fee on the net investment income (“Part I Fees”) of Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”) , CION Ares Diversified Credit Fund (“CADC”) and Ares Strategic Income Fund (“ASIF”).

	Fee Rate	Fee Base	Hurdle rate

ARCC Part I Fees	20.00%	Net investment income (before ARCC Part I Fees and ARCC Part II Fees)
Fixed hurdle rate of 1.75% per quarter, or 7.00% per annum. No fees are recognized until ARCC’s net investment income exceeds a 1.75% hurdle rate, with a catch-up provision to ensure that the Company receives 20.00% of the net investment income from the first dollar earned.

CADC Part I Fees	15.00%	Net investment income (before CADC Part I Fees)
Fixed hurdle rate of 1.50% per quarter, or 6.00% per annum. No fees are recognized until CADC’s net investment income exceeds the hurdle rate, with a catch-up provision to ensure that the Company receives 15.00% of the net investment income from the first dollar earned.

ASIF Part I Fees	12.50%	Net investment income (before ASIF Part I Fees and ASIF Part II Fees)
Fixed hurdle rate of 1.25% per quarter, or 5.00% per annum. No fees are recognized until ASIF’s net investment income exceeds a 1.25% hurdle rate, with a catch-up provision to ensure that the Company receives 12.50% of the net investment income from the first dollar earned.

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
As the fair value of underlying assets varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either: (i) positive performance resulting in an increase in the carried interest allocated to the Company; or (ii) negative performance that would cause the amount due to the Company to be less than the amount

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
previously recognized as revenue, resulting in a reversal of previously recognized carried interest allocated to the Company. Accrued carried interest as of the reporting date is recorded within investments within the Consolidated Statements of Financial Condition.
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
The Company accounts for carried interest, which represents a performance-based capital allocation from an investment fund to the Company, as earnings from financial assets within the scope of ASC 323, Investments-Equity Method and Joint Ventures. The Company recognizes carried interest allocation as a separate revenue line item in the Consolidated Statements of Operations with accrued carried interest as of the reporting date reported within investments within the Consolidated Statements of Financial Condition. Substantially all carried interest allocation is earned from affiliated funds of the Company.

Incentive Fees
Incentive fees earned on the performance of certain fund structures, typically in credit funds, certain real estate and secondaries funds, are recognized based on the fund’s performance during the period, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement. Incentive fees are realized at the end of a measurement period, typically annually. Once realized, such fees are no longer subject to reversal.

Principal Investment Income

Principal investment income consists of interest and dividend income and net realized and unrealized gain (loss) from the equity method investments that the Company manages.

Administrative, Transaction and Other Fees

The Company earns other sources of revenue that are classified as administrative, transaction or other fees. These fees are recognized as revenue in the period in which the related services are rendered. Administrative fees represent fees that the Company earns for providing administrative services to certain funds. These fees may either reflect expense reimbursements for costs incurred by certain professionals in performing services for a fund or may be based on fixed percentage of a fund’s invested capital. Transaction fees are typically earned from the arrangement and origination of loans and are generated primarily from funds within the direct lending and infrastructure debt strategies. Other fees includes sales-based and asset-based fees from the Company’s non-traded vehicles and 1031 exchange programs. Other fees may include various property-related fees earned from certain real estate funds, such as acquisition, development and property management.

Equity-Based Compensation

The Company recognizes expense related to equity-based compensation for which it receives employee services in exchange for: (i) equity instruments of the Company; or (ii) liabilities that are based on the fair value of the Company’s equity instruments. Equity-based compensation expense represents expenses associated with restricted units and options granted under the 2023 Equity Incentive Plan (the “Equity Incentive Plan”).

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
Performance Related Compensation
The Company has agreed to pay to certain professionals a portion of the carried interest and incentive fees earned from certain funds, including income from Consolidated Funds that is eliminated in consolidation. Depending on the nature of each fund, carried interest and incentive fees may be structured as a fixed percentage subject to vesting based on continued employment or service (generally over a period of five to six years) or as an annual award that is fully vested for the particular year. Other limitations may apply to carried interest and incentive fees as set forth in the applicable governing documents of the fund or award documentation. Performance related compensation is recognized in the same period that the related carried interest and incentive fees are recognized. Performance related compensation can be reversed during periods when there is a reversal of carried interest that was previously recognized.
Performance related compensation payable represents the amounts payable to professionals who are entitled to a proportionate share of carried interest in one or more funds and include the associated payroll related taxes. Performance related compensation payable also includes allocations to charitable organizations as part of the Company’s philanthropic initiatives. The liability is calculated based upon the changes to realized and unrealized carried interest but not payable until the carried interest itself is realized.
Net Realized and Unrealized Gains/(Losses) on Investments
Realized gains (losses) occur when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized appreciation (depreciation) results from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as net realized and unrealized gains on investments within the Consolidated Statements of Operations. Also, the Company’s share of the investee’s income and expenses for the Company’s equity method investments is presented within net realized and unrealized gains on investments.
Interest and Dividend Income
Interest, dividends and other investment income are included within interest and dividend income. Interest income is recognized on an accrual basis using the effective interest method to the extent that such amounts are expected to be collected. Dividends and other investment income are recorded when the right to receive payment is established.
Foreign Currency
The U.S. dollar is the Company’s functional currency; however, certain transactions of the Company may not be denominated in U.S. dollars. Income and expense and gain and loss transactions denominated in foreign currencies are generally translated into U.S. dollars monthly using the average exchange rates during the respective transaction period. Foreign exchange revaluation arising from these transactions is recognized within other income, net within the Consolidated

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Statements of Operations. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $9.1 million, $13.5 million and $4.8 million, respectively, in transaction losses related to foreign currencies revaluation.
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
Income Taxes
The Company elects to be taxed as a corporation and all earnings allocated to the Company are subject to U.S. corporate income taxes. A provision for corporate level income taxes imposed on unrealized gains and income items as well as taxes imposed on certain subsidiaries’ earnings is included in the consolidated tax provision. Also included in the consolidated tax provision are entity level income taxes incurred by certain Consolidated Funds. The portion of consolidated earnings not allocated to the Company flows through to owners of the AOG entities without being taxed at the corporate level.

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
Diluted earnings per share of Class A and non-voting common stock is computed by dividing income available to Class A and non-voting common stockholders by the weighted-average number of shares of Class A and non-voting common stock outstanding during the period, increased to include the number of additional shares of Class A common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options to acquire shares of Class A common stock, unvested restricted units and AOG Units exchangeable for shares of Class A common stock. The effect of potentially dilutive securities is reflected in diluted earnings per share of Class A and non-

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
voting common stock using the more dilutive result of the treasury stock method or the two-class method. The treasury stock method is used to determine potentially dilutive securities resulting from options and unvested restricted units granted under the Equity Incentive Plan.
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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the Company’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 is effective for the Company’s fiscal year ending December 15, 2024 and for the Company’s interim periods beginning with the first quarter ended 2025. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of disaggregated income taxes paid in both U.S. and foreign jurisdictions, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s fiscal year ending December 31, 2025. Early adoption is permitted and the amendments in this update should be applied on a prospective basis, though retrospective adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of December 31, 2023	As of December 31,
		2023	2022
Management contracts	4.3	$604,242	$586,077
Client relationships	8.5	200,920	262,301
Trade name	N/A	—	11,079
Other	0.8	500	500
Finite-lived intangible assets		805,662	859,957
Foreign currency translation		1,126	935
Total finite-lived intangible assets		806,788	860,892
Less: accumulated amortization		(316,093)	(220,472)
Finite-lived intangible assets, net		490,695	640,420
Indefinite-lived management contracts		567,800	567,800
Intangible assets, net		$1,058,495	$1,208,220
On October 2, 2023, the Company completed the acquisition of the investment management business and related operating entities collectively doing business as Crescent Point Capital (“Crescent Point”) (the “Crescent Point Acquisition”). The Crescent Point Acquisition adds complementary investment capabilities to expand the Company’s presence in the Asia-Pacific region. Following the completion of the Crescent Point Acquisition, the results of Crescent Point are presented within

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
the Private Equity Group. The Company allocated $32.7 million and $22.3 million of the purchase price to the fair value of the acquired management contracts and client relationships, respectively. The acquired management contracts and client relationships had a weighted average amortization period from the date of acquisition of 5.5 years and 9.0 years, respectively.

During the year ended December 31, 2023, the Company recorded non-cash impairment charges of $78.7 million, including: (i) $65.7 million to the carrying value of client relationships from the acquisition of Landmark Partners, LLC (the “Landmark Acquisition”) that are included within the Secondaries Group, where the primary indicator of impairment was the lower expected fee paying assets under management in a private equity secondaries fund from existing investors as of the date of the Landmark Acquisition; (ii) $4.6 million and $0.7 million to the fair value of management contracts of certain funds within the Real Assets Group and Credit Group, respectively, in connection with lower than expected future fee revenue generated from these funds; and (iii) $7.8 million to the carrying value of SSG trade name as the Company rebranded Ares SSG as APAC credit and discontinued the use of the SSG trade name.

During the year ended December 31, 2022, the Company recorded non-cash impairment charges of $181.6 million to the fair value of a trade name and management contracts related to: (i) the decision to rebrand its secondaries group as Ares Secondaries and to discontinue the ongoing use of the Landmark trade name; (ii) the fair value of certain management contracts in connection with lower than expected fee paying assets under management; and (iii) the shorter expected lives of certain funds as a result of returning capital to fund investors sooner than initially planned.

Amortization expense associated with intangible assets, excluding the accelerated amortization described above, was $126.0 million, $133.6 million and $91.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is presented within general, administrative and other expenses within the Consolidated Statements of Operations. During the year ended December 31, 2023, the Company removed $109.3 million of impaired and fully-amortized intangible assets.

As of December 31, 2023, future annual amortization of finite-lived intangible assets for the years 2024 through 2028 and thereafter is estimated to be:

Year	Amortization
2024	$115,722
2025	102,987
2026	77,047
2027	62,907
2028	38,904
Thereafter	93,128
Total	$490,695

Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total
Balance as of December 31, 2021	$32,196	$58,600	$53,339	$417,738	$226,099	$787,972
Acquisitions	—	—	213,314	(96)	—	213,218
Reallocation	—	(10,530)	10,530	—	—	—
Foreign currency translation	—	—	—	(22)	(1,512)	(1,534)
Balance as of December 31, 2022	32,196	48,070	277,183	417,620	224,587	999,656
Acquisitions	—	124,392	22	—	—	124,414
Reallocation	224,587	—	—	—	(224,587)	—
Foreign currency translation	(104)	—	—	10	—	(94)
Balance as of December 31, 2023	$256,679	$172,462	$277,205	$417,630	$—	$1,123,976

In connection with the Crescent Point Acquisition, the Company allocated $124.4 million of the purchase price to goodwill.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
In connection with the SSG Buyout described in “Note 13. Equity and Redeemable Interest,” the former Ares SSG reporting unit has been transferred in its entirety to the Credit Group and the total goodwill of $224.6 million has been reallocated accordingly.

There was no impairment of goodwill recorded during the years ended December 31, 2023 and 2022. The impact of foreign currency translation is reflected within other comprehensive income within the Consolidated Statements of Comprehensive Income.

4. INVESTMENTS

The following table summarizes the Company’s investments:

	As of		Percentage of total investments as of
	December 31,		December 31,
	2023	2022	2023	2022
Equity method investments:
Equity method - carried interest	$3,413,007	$3,106,577	73.8%	78.2%
Equity method private investment partnership interests - principal	535,292	543,592	11.6	13.7
Equity method private investment partnership interests and other (held at fair value)	418,778	123,170	9.0	3.1
Equity method private investment partnership interests and other	44,989	47,439	1.0	1.2
Total equity method investments	4,412,066	3,820,778	95.4	96.2
Fixed income securities	105,495	51,771	2.3	1.2
Collateralized loan obligations	20,799	25,163	0.4	0.6
Collateralized loan obligations and fixed income securities, at fair value	126,294	76,934	2.7	1.8
Common stock, at fair value	86,572	77,022	1.9	2.0
Total investments	$4,624,932	$3,974,734

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the years ended December 31, 2023, 2022 and 2021, no individual equity method investment held by the Company met the significance criteria.
The following tables present summarized financial information for the Company’s equity method investments, which are primarily funds managed by the Company:

	As of and for the Year Ended December 31, 2023
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total
Statement of Financial Condition
Investments	$21,366,223	$6,971,840	$17,757,664	$13,497,266	$38,212	$59,631,205
Total assets	23,015,503	7,110,511	18,792,446	13,808,556	38,284	62,765,300
Total liabilities	5,152,522	130,727	6,528,302	3,632,879	418	15,444,848
Total equity	17,862,981	6,979,784	12,264,144	10,175,677	37,866	47,320,452

Statement of Operations
Revenues	$2,123,547	$594,464	$1,036,710	$1,960	$—	$3,756,681
Expenses	(759,485)	(191,613)	(632,433)	(482,478)	(1,658)	(2,067,667)
Net realized and unrealized gains (losses) from investments	247,619	600,322	(599,200)	373,064	(7,316)	614,489
Income tax expense	(5,192)	(555)	(10,197)	—	(19)	(15,963)
Net income (loss)	$1,606,489	$1,002,618	$(205,120)	$(107,454)	$(8,993)	$2,287,540

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of and for the Year Ended December 31, 2022
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total
Statement of Financial Condition
Investments	$17,633,914	$9,376,032	$13,052,820	$12,719,333	$51,239	$52,833,338
Total assets	20,883,559	9,947,821	14,440,914	12,931,082	51,825	58,255,201
Total liabilities	5,770,070	937,326	5,007,250	3,716,111	6,615	15,437,372
Total equity	15,113,489	9,010,495	9,433,664	9,214,971	45,210	42,817,829

Statement of Operations
Revenues	$1,341,368	$271,873	$618,796	$2,874	$—	$2,234,911
Expenses	(438,690)	(153,372)	(357,845)	(289,741)	(1,500)	(1,241,148)
Net realized and unrealized gains (losses) from investments	12,464	(482,260)	304,068	(11,173)	1,365	(175,536)
Income tax expense	(4,724)	92	(36,501)	—	(10)	(41,143)
Net income (loss)	$910,418	$(363,667)	$528,518	$(298,040)	$(145)	$777,084

	As of and for the Year Ended December 31, 2021
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total
Statement of Operations
Revenues	$1,342,427	$229,539	$326,507	$911	$—	$1,899,384
Expenses	(305,452)	(177,380)	(170,008)	(89,281)	(22,609)	(764,730)
Net realized and unrealized gains (losses) from investments	438,083	2,161,730	1,179,698	1,399,009	(4,898)	5,173,622
Income tax benefit (expense)	(4,511)	(19,125)	(1,167)	—	—	(24,803)
Net income (loss)	$1,470,547	$2,194,764	$1,335,030	$1,310,639	$(27,507)	$6,283,473

The following table presents the Company’s other income, net from to its equity method investments, which were included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income within the Consolidated Statements of Operations:

	Year ended December 31,
	2023	2022	2021
Total other income, net related to equity method investments	$86,729	$21,657	$114,856

With respect to the Company’s equity method investments, the material assets are expected to generate either long term capital appreciation and/or interest income, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.

The following table summarizes the changes in fair value of the Company’s equity method investments held at fair value, which are included within net realized and unrealized gains on investments within the Consolidated Statements of Operations:

	Year ended December 31,
	2023	2022	2021
Equity method private investment partnership interests and other (held at fair value)	$50,772	$5,626	$7,100

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Investments of the Consolidated Funds

The following table summarizes investments held in the Consolidated Funds:

	Fair Value as of		Percentage of total investments as of
	December 31,		December 31,
	2023	2022	2023	2022
Fixed income investments:
Loans and securitization vehicles	$10,616,458	$9,280,522	72.7%	70.3%
Bonds	578,949	786,961	4.0	6.0
Money market funds and U.S. treasury securities	523,038	1,013,382	3.6	7.7
Total fixed income investments	11,718,445	11,080,865	80.3	84.0
Partnership interests	1,642,489	1,392,169	11.2	10.5
Equity securities	1,240,653	731,599	8.5	5.5
Total investments, at fair value	$14,601,587	$13,204,633
As of December 31, 2023 and 2022, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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
Contingent consideration: The Company generally determines the fair value of its contingent consideration liabilities by using a probability weighted expected return method, including the Monte Carlo simulation model. These models consider a range of assumptions including historical experience, prior period performance, current progress towards targets, probability-weighted scenarios, and management’s own assumptions. The discount rate used is determined based on the weighted average cost of capital for the Company. Once the associated targets are achieved, the contingent consideration is reported at the settlement amount. The fair value of the Company’s contingent consideration liabilities are classified as Level III. Liabilities recorded in connection with the Company’s contingent consideration are included within accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition and the associated changes in fair value are included within other income, net in the Consolidated Statements of Operations.
Corporate debt, bonds, bank loans, securitization vehicles and derivative instruments: The fair value of corporate debt, bonds, bank loans, securitization vehicles and derivative instruments is estimated based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs. These investments are generally classified as Level II. The Company obtains prices from independent pricing services that generally utilize broker quotes and may use various other pricing techniques, which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. If management is only able to obtain a single broker quote, or utilizes a pricing model, such securities will generally be classified as Level III.
Equity and equity-related securities: Securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level I. Securities that trade in markets that are not considered to be active but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs obtained by the Company from independent pricing services are classified as Level II. Securities that have market prices that are not readily available, utilize

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
valuation models of third-party pricing service or internal models using unobservable inputs to determine the fair value are classified as Level III.
Money market funds and U.S. treasury securities: The fair value of money market funds and U.S. treasury securities is estimated using quoted market prices in active markets. These investments are classified as Level I.
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
In limited circumstances, the Company may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses. As of December 31, 2023 and 2022, NAV per share represents the fair value of the Company’s investments in partnership interests. Discounted cash flow model has been used to determine the fair value of an investment in a partnership interest held by the Consolidated Funds where NAV per share was not deemed to be representative of fair value.

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2023:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$—	$86,572	$412,491	$—	$499,063
Collateralized loan obligations and fixed income securities	—	—	126,294	—	126,294
Partnership interests	—	—	—	6,287	6,287
Total investments, at fair value	—	86,572	538,785	6,287	631,644
Derivatives-foreign currency forward contracts	—	1,129	—	—	1,129
Total assets, at fair value	$—	$87,701	$538,785	$6,287	$632,773
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(2,645)	$—	$—	$(2,645)
Total liabilities, at fair value	$—	$(2,645)	$—	$—	$(2,645)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$9,879,915	$736,543	$—	$10,616,458
Bonds	—	575,379	3,570	—	578,949
Money market funds and U.S. treasury securities	523,038	—	—	—	523,038
Total fixed income investments	523,038	10,455,294	740,113	—	11,718,445
Partnership interests	—	—	—	1,642,489	1,642,489
Equity securities	47,503	2,750	1,190,400	—	1,240,653
Total investments, at fair value	570,541	10,458,044	1,930,513	1,642,489	14,601,587
Derivatives-foreign currency forward contracts	—	9,126	—	—	9,126
Total assets, at fair value	$570,541	$10,467,170	$1,930,513	$1,642,489	$14,610,713
Liabilities, at fair value
Loan obligations of CLOs	$—	$(12,345,657)	$—	$—	$(12,345,657)
Derivatives:
Foreign currency forward contracts	—	(9,491)	—	—	(9,491)
Asset swaps	—	—	(1,291)	—	(1,291)
Total derivative liabilities, at fair value	—	(9,491)	(1,291)	—	(10,782)
Total liabilities, at fair value	$—	$(12,355,148)	$(1,291)	$—	$(12,356,439)

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2022:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$—	$77,022	$121,785	$—	$198,807
Collateralized loan obligations and fixed income securities	—	—	76,934	—	76,934
Partnership interests	—	—	—	1,385	1,385
Total investments, at fair value	—	77,022	198,719	1,385	277,126
Derivatives-foreign currency forward contracts	—	4,173	—	—	4,173
Total assets, at fair value	$—	$81,195	$198,719	$1,385	$281,299
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(3,423)	$—	$—	$(3,423)
Total liabilities, at fair value	$—	$(3,423)	$—	$—	$(3,423)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$8,663,678	$616,844	$—	$9,280,522
Money market funds and U.S. treasury securities	1,013,382	—	—	—	1,013,382
Bonds	—	534,137	252,824	—	786,961
Total fixed income investments	1,013,382	9,197,815	869,668	—	11,080,865
Partnership interests	—	—	368,655	1,023,514	1,392,169
Equity securities	719	—	730,880	—	731,599
Total investments, at fair value	1,014,101	9,197,815	1,969,203	1,023,514	13,204,633
Derivatives-foreign currency forward contracts	—	2,900	—	—	2,900
Total assets, at fair value	$1,014,101	$9,200,715	$1,969,203	$1,023,514	$13,207,533
Liabilities, at fair value
Loan obligations of CLOs	$—	$(10,701,720)	$—	$—	$(10,701,720)
Derivatives:
Warrants	(9,326)	—	—	—	(9,326)
Asset swaps	—	—	(3,556)	—	(3,556)
Foreign currency forward contracts	—	(2,942)	—	—	(2,942)
Total derivative liabilities, at fair value	(9,326)	(2,942)	(3,556)	—	(15,824)
Total liabilities, at fair value	$(9,326)	$(10,704,662)	$(3,556)	$—	$(10,717,544)

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance as of December 31, 2022	$121,785	$76,934	$198,719
Purchases(1)	244,335	88,480	332,815
Sales/settlements(2)	(2)	(37,332)	(37,334)
Realized and unrealized appreciation (depreciation), net	46,373	(1,788)	44,585
Balance as of December 31, 2023	$412,491	$126,294	$538,785
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$46,161	$(1,577)	$44,584

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance as of December 31, 2022	$730,880	$869,668	$368,655	$(3,556)	$1,965,647
Transfer out due to changes in consolidation	(2,076)	(4,563)	(374,049)	—	(380,688)
Transfer in	—	247,661	—	—	247,661
Transfer out	(36,681)	(504,037)	—	—	(540,718)
Purchases(1)	347,583	813,564	49,000	—	1,210,147
Sales/settlements(2)	(2,595)	(700,944)	(48,889)	(154)	(752,582)
Realized and unrealized appreciation, net	153,289	18,764	5,283	2,419	179,755
Balance as of December 31, 2023	$1,190,400	$740,113	$—	$(1,291)	$1,929,222
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$152,336	$(15,623)	$—	$1,590	$138,303

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance as of December 31, 2021	$108,949	$52,397	$2,575	$(57,435)	$106,486
Transfer in due to changes in consolidation	1,491	—	—	—	1,491
Purchases(1)	894	32,392	—	—	33,286
Sales/settlements(2)	68	(2,425)	(2,538)	58,873	53,978
Change in fair value	—	—	—	(1,438)	(1,438)
Realized and unrealized appreciation (depreciation), net	10,383	(5,430)	(37)	—	4,916
Balance as of December 31, 2022	$121,785	$76,934	$—	$—	$198,719
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$12,448	$(5,430)	$—	$—	$7,018

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance as of December 31, 2021	$339,183	$742,952	$238,673	$(3,105)	$1,317,703
Transfer in	—	184,037	94,386	—	278,423
Transfer out	—	(202,333)	—	—	(202,333)
Purchases(1)	323,699	732,477	59,258	—	1,115,434
Sales/settlements(2)	(31,932)	(536,125)	(52,828)	—	(620,885)
Realized and unrealized appreciation (depreciation), net	99,930	(51,340)	29,166	(451)	77,305
Balance as of December 31, 2022	$730,880	$869,668	$368,655	$(3,556)	$1,965,647
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$70,591	$(54,058)	$29,166	$(376)	$45,323

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of December 31, 2023:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$154,460	Discounted cash flow	Discount rate	20.0% -30.0%	25.0%
	118,846	Market approach	Multiple of book value	1.3x - 1.6x	1.5x
	100,000	Transaction price(1)	N/A	N/A	N/A
	6,447	Market approach	Enterprise value / LTM multiple of FRE	15.4x	15.4x
	32,738	Other	N/A	N/A	N/A
Fixed income investments
	83,000	Transaction price(1)	N/A	N/A	N/A
	20,799	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	22,495	Other	N/A	N/A	N/A
Total assets	$538,785

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$648,581	Discounted cash flow	Discount rate	10.0% - 16.0%	13.0%
	537,733	Market approach	Multiple of book value	1.0x - 1.7x	1.3x
	3,909	Market approach	EBITDA multiple(2)	4.5x - 32.4x	8.9x
	177	Other	N/A	N/A	N/A
Fixed income investments
	516,070	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	188,322	Market approach	Yield	8.3% - 24.1%	12.2%
	2,974	Market approach	EBITDA multiple(2)	4.5x - 32.4x	9.0x
	32,747	Other	N/A	N/A	N/A
Total assets	$1,930,513
Liabilities
Derivative instruments	$(1,291)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(1,291)

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

The following table summarizes the investments held at fair value and unfunded commitments of the Consolidated Funds interests valued using NAV per share:

	As of December 31,
	2023	2022
Investments (held at fair value)	$1,642,489	$1,023,514
Unfunded commitments	738,621	869,016

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
6. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of December 31,
				2023		2022
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolving	3/31/2027	N/A	$895,000	6.37%	$700,000	5.37%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	249,427	4.21	248,693	4.21
2028 Senior Notes(3)	11/10/2023	11/10/2028	500,000	494,863	6.42	—	N/A
2030 Senior Notes(4)	6/15/2020	6/15/2030	400,000	397,050	3.28	396,602	3.28
2052 Senior Notes(5)	1/21/2022	2/1/2052	500,000	484,199	3.77	483,802	3.77
2051 Subordinated Notes(6)	6/30/2021	6/30/2051	450,000	444,941	4.13	444,757	4.13
Total debt obligations				$2,965,480		$2,273,854

(1)The revolver commitments were $1.325 billion as of December 31, 2023. Ares Holdings is the borrower under the Credit Facility. The Credit Facility has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) or a base rate plus an applicable margin, which is subject to adjustment based on the achievement of certain environmental, social and governance (“ESG”)-related targets, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of December 31, 2023, base rate loans bear interest calculated based on the prime rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.10% per annum. There is a base rate and SOFR floor of zero. Due to the achievement of the ESG-related targets, the Company’s base rate and unused commitment fee have been reduced by 0.05% and 0.01%, respectively, from July 2023 through June 2024.
(2)The 2024 Senior Notes were issued in October 2014 by Ares Finance Co. LLC, an indirect subsidiary of the Company, at 98.27% of the face amount with interest paid semi-annually. The Company may redeem the 2024 Senior Notes prior to maturity, subject to the terms of the indenture governing the 2024 Senior Notes.
(3)The 2028 Senior Notes were issued in November 2023 by the Company, at 99.80% of the face amount with interest paid semi-annually. The Company may redeem the 2028 Senior Notes prior to maturity, subject to the terms of the indenture governing the 2028 Senior Notes.
(4)The 2030 Senior Notes were issued in June 2020 by Ares Finance Co. II LLC, an indirect subsidiary of the Company, at 99.77% of the face amount with interest paid semi-annually. The Company may redeem the 2030 Senior Notes prior to maturity, subject to the terms of the indenture governing the 2030 Senior Notes.
(5)The 2052 Senior Notes were issued in January 2022 by Ares Finance Co. IV LLC, an indirect subsidiary of the Company, at 97.78% of the face amount with interest paid semi-annually. The Company may redeem the 2052 Senior Notes prior to maturity, subject to the terms of the indenture governing the 2052 Senior Notes.
(6)The 2051 Subordinated Notes were issued in June 2021 by Ares Finance Co. III LLC, an indirect subsidiary of the Company with interest paid semi-annually at a fixed rate of 4.125%. Beginning June 30, 2026, the interest rate will reset on every fifth year based on the five-year U.S. Treasury Rate plus 3.237%. The Company may redeem the 2051 Subordinated Notes prior to maturity or defer interest payments up to five consecutive years, subject to the terms of the indenture governing the 2051 Subordinated Notes.

As of December 31, 2023, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the 2024, 2028, 2030 and 2052 Senior Notes (the “Senior Notes”) and 2051 Subordinated Notes are recorded as a reduction of the corresponding debt obligation, and debt issuance costs related to the Credit Facility are included within other assets within the Consolidated Statements of Financial Condition. All debt issuance costs are amortized over the remaining term of the related obligation into interest expense within the Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2021	$5,274	$3,689	$5,426
Debt issuance costs incurred	1,516	5,482	—
Amortization of debt issuance costs	(1,280)	(778)	(183)
Unamortized debt issuance costs as of December 31, 2022	$5,510	$8,393	$5,243
Debt issuance costs incurred	—	4,315	—
Amortization of debt issuance costs	(1,297)	(924)	(184)
Unamortized debt issuance costs as of December 31, 2023	$4,213	$11,784	$5,059
Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are Consolidated CLOs represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of December 31,
	2023			2022
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$11,606,289	6.64%	8.2	$10,142,545	4.84%	8.8
Subordinated notes(1)	739,368	N/A	6.9	559,175	N/A	7.8
Total loan obligations of Consolidated CLOs	$12,345,657			$10,701,720

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of December 31, 2023 and 2022, the Consolidated Funds were in compliance with all covenants under such credit facilities.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The Consolidated Funds had the following revolving bank credit facilities outstanding:

				As of December 31,
				2023		2022
	Maturity Date		Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
Credit Facilities:
	10/13/2023	(2)	$112,817	N/A	N/A	$77,496	5.89%
	7/1/2024		18,000	$15,241	6.88%	15,550	6.25
	7/23/2024		125,000	110,000	8.29	75,000	7.28
	9/24/2026		150,000	—	N/A	—	N/A
	9/12/2027		54,000	—	N/A	—	N/A
Total borrowings of Consolidated Funds				$125,241		$168,046

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.
(2)Represents a credit facility of a Consolidated Fund that was deconsolidated during the second quarter of 2023. The total capacity represents the balance as of December 31, 2022.

7. OTHER ASSETS

The components of other assets were as follows:

	As of December 31,
	2023	2022
Other assets of the Company:
Accounts and interest receivable	$128,756	$120,903
Fixed assets, net	122,223	79,678
Deferred tax assets, net	21,549	68,933
Other assets	157,451	111,623
Total other assets of the Company	$429,979	$381,137
Other assets of Consolidated Funds:
Dividends and interest receivable	$74,045	$60,321
Income tax and other receivables	12,627	5,249
Total other assets of Consolidated Funds	$86,672	$65,570

Fixed Assets, Net

The components of fixed assets were as follows:

	As of December 31,
	2023	2022
Office and computer equipment	$52,681	$41,547
Internal-use software	51,226	57,200
Leasehold improvements	134,272	84,820
Fixed assets, at cost	238,179	183,567
Less: accumulated depreciation	(115,956)	(103,889)
Fixed assets, net	$122,223	$79,678

For the years ended December 31, 2023, 2022 and 2021, depreciation expense was $31.4 million, $26.2 million and $22.1 million, respectively, and is included within general, administrative and other expenses within the Consolidated Statements of Operations. During 2023, the Company disposed of $19.8 million of fixed assets that were fully depreciated.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
8. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Consolidated Statements of Financial Condition. As of December 31, 2023, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of December 31, 2023 and 2022, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $1,030.6 million and $677.9 million, respectively.
Guarantees
The Company has entered into agreements with financial institutions to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund. As of December 31, 2023 and 2022, the Company’s maximum exposure to losses from guarantees was $122.3 million and $31.5 million, respectively.
Contingent Liabilities
In connection with the Crescent Point Acquisition during the fourth quarter of 2023, the Company established a management incentive program (the “Crescent Point MIP”) with certain professionals. The Crescent Point MIP represents a contingent liability not to exceed $75.0 million and is based on the achievement of revenue targets from the fundraising of a future private equity fund during the measurement period.
The Company expects to settle the liability with a combination of 33% cash and 67% equity awards. Expense associated with the cash and equity components are recognized ratably over the measurement period, which represents the service period and will end on the final fundraising date for the fund. The Crescent Point MIP is remeasured each period with incremental changes in fair value included within compensation and benefits expense within the Consolidated Statements of Operations. Following the measurement period end date, the cash component will be paid and the equity component will be settled with shares of the Company’s Class A common stock and granted at fair value.
As of December 31, 2023, the fair value of the contingent liability was $75.0 million, of which the Company has recorded $5.0 million of compensation expense with an offset to accrued compensation within the Consolidated Statements of Financial Condition.
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
The revenue target was achieved for one of the infrastructure debt funds during the fourth quarter of 2022. As of December 31, 2022, the fair value of the contingent liability related to this portion of the award was $21.8 million and the Company recorded $7.0 million within accrued compensation within the Consolidated Statements of Financial Condition. During the first quarter of 2023, the associated liability for this portion of the award was settled with a $3.4 million cash payment and the remaining amount equity-settled and reclassified to additional paid-in-capital. For the year ended December 31, 2022, compensation expense of $7.0 million, related to the achieved portion of the award, is presented within compensation and benefits within the Consolidated Statements of Operations.
As of December 31, 2023, the maximum contingent liability associated with the remaining Infrastructure Debt MIP is $15.0 million. As of December 31, 2023 and 2022, the fair value of the contingent liability was $13.6 million and $13.5 million. As of December 31, 2023 and 2022, the Company has recorded $4.4 million and $2.2 million, respectively, within accrued compensation within the Consolidated Statements of Financial Condition. Compensation expense associated with the remaining Infrastructure Debt MIP of $2.3 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively, is presented within compensation and benefits within the Consolidated Statements of Operations.
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
As of December 31, 2023 and 2022, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $78.5 million and $128.4 million, respectively, of which approximately $54.5 million and $101.0 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of December 31, 2023 and 2022, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.
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
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Leases

The Company leases primarily consists of operating leases for office space and certain office equipment. The Company’s leases have remaining lease terms of one to 13 years. The tables below present certain supplemental quantitative disclosures regarding the Company’s operating leases:

Maturity of operating lease liabilities	As of December 31, 2023
2024	$51,399
2025	51,884
2026	48,206
2027	37,497
2028	27,408
Thereafter	180,050
Total future payments	396,444
Less: interest	76,872
Total operating lease liabilities	$319,572

	Year ended December 31,
Classification within general, administrative and other expenses	2023	2022	2021
Operating lease expense	$49,531	$42,746	$38,135

	Year ended December 31,
Supplemental information on the measurement of operating lease liabilities	2023	2022	2021
Operating cash flows for operating leases	$45,103	$46,558	$37,500
Leased assets obtained in exchange for new operating lease liabilities	168,876	43,331	57,624

	As of December 31,
Lease term and discount rate	2023	2022
Weighted-average remaining lease terms (in years)	8.4	5.5
Weighted-average discount rate	4.3%	2.7%

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
9. RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates. The related accounts receivable are included within due from affiliates within the Consolidated Statements of Financial Condition, except that accrued carried interest, which is predominantly due from affiliated funds, is presented separately within investments within the Consolidated Statements of Financial Condition.
The Company has investment management agreements with the Ares Funds that it manages. In accordance with these agreements, these Ares Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Ares Funds.
The Company is reimbursed for expenses incurred in providing administrative services to certain related parties, including our publicly-traded and non-traded vehicles. In addition, certain private funds pay administrative fees based on invested capital. The Company is also party to agreements with certain funds which pay fees to the Company to provide various property-related services, such as acquisition, development and property management as well as fees for the sale and distribution of fund shares in our non-traded vehicles.

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
The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of December 31,
	2023	2022
Due from affiliates:
Management fees receivable from non-consolidated funds	$560,629	$456,314
Incentive fee receivable from non-consolidated funds	159,098	169,979
Payments made on behalf of and amounts due from non-consolidated funds and employees	177,019	132,179
Due from affiliates—Company	$896,746	$758,472
Amounts due from non-consolidated funds	$14,151	$15,789
Due from affiliates—Consolidated Funds	$14,151	$15,789
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$9,585	$8,701
Tax receivable agreement liability	191,299	118,466
Undistributed carried interest and incentive fees	33,374	121,332
Payments made by non-consolidated funds on behalf of and payable by the Company	5,996	4,299
Due to affiliates—Company	$240,254	$252,798
Amounts due to portfolio companies and non-consolidated funds	$3,554	$4,037
Due to affiliates—Consolidated Funds	$3,554	$4,037

Due from and Due to Ares Funds and Portfolio Companies
In the normal course of business, the Company pays certain expenses on behalf of Consolidated Funds and non-consolidated funds for which it is reimbursed. Conversely, Consolidated Funds and non-consolidated funds may pay certain expenses that are reimbursed by the Company. Certain expenses initially paid by the Company, primarily professional services,

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
travel and other costs associated with particular portfolio company holdings, are subject to reimbursement by the portfolio companies.

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
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2020. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
The provision for income taxes attributable to the Company and the Consolidated Funds, consisted of the following:

	Year ended December 31,
Provision for Income Taxes	2023	2022	2021
The Company
Current:
U.S. federal income tax expense	$34,051	$42,452	$40,861
State and local income tax expense	13,316	7,614	12,121
Foreign income tax expense	24,029	14,119	11,684
	71,396	64,185	64,666
Deferred:
U.S. federal income tax expense	85,610	10,660	68,201
State and local income tax expense	15,872	2,131	13,040
Foreign income tax expense (benefit)	(3,730)	(5,416)	1,390
	97,752	7,375	82,631
Total:
U.S. federal income tax expense	119,661	53,112	109,062
State and local income tax expense	29,188	9,745	25,161
Foreign income tax expense	20,299	8,703	13,074
Income tax expense	169,148	71,560	147,297

Consolidated Funds
Current:
Foreign income tax expense	3,823	331	88
Income tax expense	3,823	331	88

Total Provision for Income Taxes
Total current income tax expense	75,219	64,516	64,754
Total deferred income tax expense	97,752	7,375	82,631
Income tax expense	$172,971	$71,891	$147,385

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The effective income tax rate differed from the federal statutory rate for the following reasons:

	Year ended December 31,
	2023	2022	2021
Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
Income passed through to non-controlling interests	(9.6)	(8.9)	(9.2)
State and local taxes, net of federal benefit	1.7	2.2	1.9
Foreign taxes	(0.7)	(1.4)	(0.1)
Permanent items	0.2	0.6	(0.3)
Disallowed executive compensation	0.2	0.1	0.7
Other, net	0.3	0.3	(0.2)
Valuation allowance	(0.1)	0.2	—
Total effective rate	13.0%	14.1%	13.8%

Deferred Taxes
The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of December 31, 2023 and 2022. Deferred tax assets, net are included within other assets within the Consolidated Statements of Financial Condition.

	As of December 31,
Deferred Tax Assets and Liabilities of the Company	2023	2022
Deferred tax assets
Amortizable tax basis for AOG Unit exchanges	$205,627	$124,217
Net operating losses and capital loss carryforwards	1,829	2,192
Other, net	6,511	6,089
Total gross deferred tax assets	213,967	132,498
Valuation allowance	(942)	(2,155)
Total net deferred tax assets	213,025	130,343
Deferred tax liabilities
Investment in partnerships	(191,476)	(61,410)
Total deferred tax liabilities	(191,476)	(61,410)
Deferred tax assets, net	$21,549	$68,933

	As of December 31,
Deferred Tax Assets and Liabilities of the Consolidated Funds	2023	2022
Deferred tax assets
Other, net	$2,598	$—
Total gross deferred tax assets	2,598	—
Valuation allowance	(2,598)	—
Total deferred tax assets, net	$—	$—

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
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by Consolidated Funds.
As of December 31, 2023 and 2022, the valuation allowance for the Company’s deferred tax assets was $0.9 million and $2.2 million, respectively. The deferred tax assets related to operating losses in foreign jurisdictions and certain capital loss

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
carryforwards do not meet the more likely than not threshold and have a valuation allowance recorded for the net balance.
As of December 31, 2023, the Company had $10.6 million of net operating loss (“NOL”) carryforwards and other tax attributes related to its Consolidated Funds available to reduce future income taxes for which a full valuation allowance has been provided. The NOLs generally have no expiry.

As of, and for the years ended December 31, 2023, 2022 and 2021, the Company had no significant uncertain tax positions.
11. EARNINGS PER SHARE
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

For the years ended December 31, 2023 and 2021, the treasury stock method was the more dilutive method. For the year ended December 31, 2022, the two-class method was the more dilutive method.

The computation of diluted earnings per share excludes the following restricted units and AOG Units as their effect would have been anti-dilutive:

	Year ended December 31,
	2023	2022	2021
Restricted units	2,071	—	132
AOG Units	118,804,252	—	116,226,798
The following table presents the computation of basic and diluted earnings per common share:

	Year ended December 31,
	2023	2022	2021
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$474,326	$167,541	$386,748
Dividends declared and paid on Class A and non-voting common stock	(571,923)	(429,104)	(309,835)
Distributions on unvested restricted units	(21,303)	(14,096)	(10,986)
Undistributed earnings allocable to participating unvested restricted units	—	—	(7,138)
Undistributed net income (dividends in excess of earnings) available to Class A and non-voting common stockholders	$(118,900)	$(275,659)	$58,789
Basic weighted-average shares of Class A and non-voting common stock	184,523,524	175,510,798	163,703,626
Undistributed basic earnings (dividends in excess of earnings) per share of Class A and non-voting common stock	$(0.64)	$(1.57)	$0.36
Dividend declared and paid per Class A and non-voting common stock	3.08	2.44	1.88
Basic earnings per share of Class A and non-voting common stock	$2.44	$0.87	$2.24

Diluted earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$474,326	$167,541	$386,748
Distributions on unvested restricted units	—	(14,096)	—
Net income available to Class A and non-voting common stockholders	$474,326	$153,445	$386,748
Effect of dilutive shares:
Restricted units	9,347,318	—	11,209,144
Options	1,902,584	—	5,199,501
Diluted weighted-average shares of Class A and non-voting common stock	195,773,426	175,510,798	180,112,271
Diluted earnings per share of Class A and non-voting common stock	$2.42	$0.87	$2.15

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
12. EQUITY COMPENSATION
Equity Incentive Plan
In April 2023, the Company’s board of directors approved the Equity Incentive Plan to replace the Third Amended and Restated 2014 Equity Incentive Plan (“2014 Equity Incentive Plan”). The Equity Incentive Plan was approved by stockholders on June 12, 2023, and as of that date, the number of shares available for issuance under the Equity Incentive Plan was 69,122,318 and may reset on January 1 of each year, based on a formula set forth in the Equity Incentive Plan. As of December 31, 2023, 69,150,100 shares remained available for issuance under the Equity Incentive Plan.
Generally, unvested restricted units are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Year ended December 31,
	2023	2022	2021
Restricted units	$255,965	$200,391	$170,980
Restricted units with a market condition	—	—	66,211
Equity-based compensation expense	$255,965	$200,391	$237,191

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

Restricted units are delivered net of the holder’s payroll related taxes upon vesting. For the year ended December 31, 2023, 3.8 million restricted units vested and 2.2 million shares of Class A common stock were delivered to the holders. For the year ended December 31, 2022, 5.5 million restricted units vested and 3.1 million shares of Class A common stock were delivered to the holders.

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

The following table summarizes the Company’s dividends declared and Dividend Equivalents paid during the year ended December 31, 2023:

Record Date	Dividends Per Share	Dividend Equivalents Paid
March 17, 2023	$0.77	$12,032
June 16, 2023	0.77	11,874
September 15, 2023	0.77	11,704
December 15, 2023	0.77	11,596

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

The following table presents unvested restricted units’ activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2022	16,662,999	$48.76
Granted	4,780,786	78.97
Vested	(3,826,544)	38.46
Forfeited	(257,412)	58.75
Balance as of December 31, 2023	17,359,829	$59.20

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $650.9 million as of December 31, 2023 and is expected to be recognized over the remaining weighted average period of 3.4 years.

Options
Upon exercise, each option entitles the holders to purchase from the Company one share of Class A common stock at the stated exercise price. The term of the options is generally 10 years, all of which expire in May 2024.
A summary of options activity during the year ended December 31, 2023 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	5,170,219	$19.00	1.3	$255,616
Exercised	(5,090,695)	19.00	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balance as of December 31, 2023	79,524	$19.00	0.3	$7,946
Exercisable as of December 31, 2023	79,524	$19.00	0.3	$7,946
Net cash proceeds from exercises of stock options were $86.0 million for the year ended December 31, 2023. The Company realized tax benefits of approximately $53.9 million from those exercises.

Aggregate intrinsic value represents the value of the Company’s closing share price of Class A common stock on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options exercisable or expected to vest.
13. EQUITY AND REDEEMABLE INTEREST
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
Except as otherwise expressly provided in the Company’s Certificate of Incorporation (the “Certificate of Incorporation”), the Company’s common stockholders are entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote under the Delaware General Corporation Law (the “DGCL”), including the election of the Company’s board of directors. Holders of shares of the Company’s Class A common stock are entitled to one vote per share of

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
the Company’s Class A common stock. On any date on which the Ares Ownership Condition (as defined in the Certificate of Incorporation) is satisfied, holders of shares of the Company’s Class B common stock are, in the aggregate, entitled to a number of votes equal to (x) four times the aggregate number of votes attributable to the Company’s Class A common stock minus (y) the aggregate number of votes attributable to the Company’s Class C common stock. On any date on which the Ares Ownership Condition is not satisfied, holders of shares of the Company’s Class B common stock are not entitled to vote on any matter submitted to a vote of the Company’s stockholders. The holder of shares of the Company’s Class C common stock is generally entitled to a number of votes equal to the number of AOG Units (as defined in the Certificate of Incorporation) held of record by each Ares Operating Group Limited Partner (as defined in the Certificate of Incorporation) other than the Company and its subsidiaries.
The Company has a stock repurchase program that allows for the repurchase of up to $150.0 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The renewal of the program is subject to authorization by the Company’s board of directors on an annual basis. As of December 31, 2023, the program was scheduled to expire in March 2024, and the renewal was subsequently authorized by the Company’s board of directors and will expire in March 2025. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the years ended December 31, 2023, 2022 and 2021, the Company did not repurchase any shares as part of the stock repurchase program.

The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance as of December 31, 2022	173,892,036	3,489,911	1,000	117,231,288	294,614,235
Issuance of stock	2,591,432	—	—	—	2,591,432
Issuance of AOG Units(1)	—	—	—	3,473,026	3,473,026
Exchanges of AOG Units	3,679,556	—	—	(3,679,556)	—
Stock option exercises, net of shares withheld for tax	4,742,044	—	—	—	4,742,044
Vesting of restricted stock awards, net of shares withheld for tax	2,164,839	—	—	—	2,164,839
Balance as of December 31, 2023	187,069,907	3,489,911	1,000	117,024,758	307,585,576

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

The following table presents each partner’s AOG Units and corresponding ownership interest in each of the AOG entities, as well as its daily average ownership of AOG Units in each of the AOG entities:

					Daily Average Ownership
	As of December 31, 2023		As of December 31, 2022		Year ended December 31,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2023	2022	2021
Ares Management Corporation	190,559,818	61.95%	177,381,947	60.21%	60.83%	59.76%	58.48%
Ares Owners Holdings, L.P.	117,024,758	38.05	117,231,288	39.79	39.17	40.24	41.52
Total	307,584,576	100.00%	294,613,235	100.00%

The Company’s ownership percentage of the AOG Units will continue to change upon: (i) the vesting of restricted units and exercise of options that were granted under the Equity Incentive Plan; (ii) the exchange of AOG Units for shares of Class A common stock; (iii) the cancellation of AOG Units in connection with certain individuals’ forfeiture of AOG Units upon termination of employment; and (iv) the issuance of new AOG Units, including in connection with acquisitions, among other strategic reasons. Holders of the AOG Units, subject to any applicable transfer restrictions, may up to four times each year (subject to the terms of the exchange agreement) exchange their AOG Units for shares of Class A common stock on a one-for-one basis. Equity is reallocated among partners upon a change in ownership to ensure each partners’ capital account properly reflects their respective claim on the residual value of the Company. This change is reflected as either a reallocation of interest or as dilution within the Consolidated Statements of Changes in Equity.

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

In connection with a merger agreement to acquire the remaining 20% ownership interest in the Ares SSG fee-generating business that was retained by the former owners of SSG (the “SSG Buyout”), a portion of the redeemable interest in AOG entities was purchased on March 31, 2023, and the Company now owns 100% of Ares SSG’s fee-generating business. The SSG Buyout was effectuated through newly issued shares of Class A common stock. The remaining redeemable interest in AOG entities represents ownership in certain investments that were not included in the SSG Buyout and continues to be presented at the redemption amount within mezzanine equity within the Consolidated Statements of Financial Condition.
During the year ended December 31, 2023, the shareholders of Ares Acquisition Corporation (formerly NYSE: AAC) (“AAC I”) elected to redeem the remaining amount of AAC I’s trust account following the extensions of the period to complete a business combination and the subsequent determination that it would not complete a business combination. On April 25, 2023, Ares Acquisition Corporation II (NYSE: AACT) (“AAC II”), the Company’s second sponsored SPAC, consummated its initial public offering and generated gross proceeds of $500.0 million. As of December 31, 2023, the 50,000,000 AAC II Class A ordinary shares are presented at the redemption amount within mezzanine equity within the Consolidated Statements of Financial Condition.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table summarizes the activities associated with the redeemable interest in AOG entities:

Total
Balance as of December 31, 2020	$100,366
Distributions	(2,390)
Net loss	(1,341)
Currency translation adjustment, net of tax	(627)
Balance as of December 31, 2021	96,008
Distributions	(1,887)
Net loss	(851)
Currency translation adjustment, net of tax	(426)
Equity compensation	285
Balance as of December 31, 2022	93,129
Changes in ownership interests and related tax benefits	(66,507)
Distributions	(2,883)
Net income	226
Currency translation adjustment, net of tax	(41)
Equity compensation	174
Balance as of December 31, 2023	$24,098

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance as of December 31, 2021	$1,000,000
Change in redemption value	13,282
Balance as of December 31, 2022	1,013,282
Gross proceeds from the initial public offering of AAC II	500,000
Change in redemption value	55,530
Redemptions from Class A ordinary shares of AAC I	(1,045,874)
Balance as of December 31, 2023	$522,938

14. SEGMENT REPORTING
The Company operates through its distinct operating segments. On March 31, 2023, the Company executed the SSG Buyout. The Company rebranded Ares SSG as Ares Asia and the Ares SSG credit business, including the Asian special situations, Asian secured lending and APAC direct lending strategies, as APAC credit. APAC credit has been reclassified effective January 1, 2023 and is now presented within the Credit Group. In connection with this reclassification, the Company will no longer use Strategic Initiatives to describe all other operating segments, instead reporting the collective results as Other. The Company reclassified activities of APAC credit to the Credit Group to better align the segment presentation with the global asset classes and investment strategies. Separately, the Private Equity Group includes APAC private equity following the Crescent Point Acquisition. The Company has modified historical results to conform with its current presentation. The Company operating segments are summarized below:
Credit Group: The Credit Group manages credit strategies across the liquid and illiquid spectrum, including liquid credit, alternative credit, direct lending and APAC credit.
Private Equity Group: The Private Equity Group broadly categorizes its investment strategies as corporate private equity, special opportunities and APAC private equity.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Other: Other represents a compilation of operating segments and strategic investments that seek to expand the Company’s reach and its scale in new and existing global markets but individually do not meet reporting thresholds. These results include activities from: (i) Ares Insurance Solutions (“AIS”), the Company’s insurance platform that provides solutions to insurance clients including asset management, capital solutions and corporate development; and (ii) the SPACs sponsored by the Company, among others.
The OMG consists of shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy, relationship management and distribution. The OMG includes Ares Wealth Management Solutions, LLC (“AWMS”) that facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of the Company’s managed funds and vehicles, which reimburse the OMG for expenses either equal to the costs of services provided or as a percentage of invested capital. The OMG’s revenues and expenses are not allocated to the Company’s operating segments but the Company does consider the financial results of the OMG when evaluating its financial performance.
In February 2024, the Company announced that the special opportunities strategy, historically reported as a component of the Private Equity Group, will be integrated into the Credit Group to align management of this strategy and will form the foundation for a new opportunistic credit strategy. For segment reporting purposes, the change will require the reclassification of the special opportunities strategy from the Private Equity Group to the Credit Group and will be presented in the Company’s consolidated financial statements beginning in 2024.
Segment Profit Measures: These measures supplement and should be considered in addition to, and not in lieu of, the Consolidated Statements of Operations prepared in accordance with GAAP.
Fee related earnings (“FRE”) is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees and fee related performance revenues, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it excludes net performance income, investment income from our funds and adjusts for certain other items that the Company believes are not indicative of its core operating performance. Fee related performance revenues, together with fee related performance compensation, is presented within FRE because it represents incentive fees from perpetual capital vehicles that is measured and eligible to be received on a recurring basis and not dependent on realization events from the underlying investments.
Realized income (“RI”) is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding: (i) operating results of the Consolidated Funds; (ii) depreciation and amortization expense; (iii) the effects of changes arising from corporate actions; (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance; and adjusts for certain other items that the Company believes are not indicative of operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. Placement fee adjustment represents the net portion of either expense deferral or amortization of upfront fees to placement agents that is presented to match the timing of expense recognition with the period over which management fees are expected to be earned from the associated fund for segment purposes but have been expensed in advance in accordance with GAAP. For periods in which the amortization of upfront fees for segment purposes is higher than the GAAP expense, the placement fee adjustment is presented as a reduction to RI. Management believes RI is a more appropriate metric to evaluate the Company’s current business operations.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Many of the Ares Funds managed by the Company have mandates that allow for investing across different geographic regions, including North America, Europe, Asia-Pacific and the Middle East. The primary geographic region in which the Company invests in is North America and the majority of its revenues are generated in North America.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Year ended December 31, 2023
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$1,749,796	$230,251	$389,437	$174,942	$27,087	$2,571,513	$—	$2,571,513
Fee related performance revenues	167,333	—	334	12,782	—	180,449	—	180,449
Other fees	35,257	3,076	29,695	22	374	68,424	23,685	92,109
Compensation and benefits	(598,125)	(85,024)	(153,870)	(62,160)	(15,812)	(914,991)	(361,124)	(1,276,115)
General, administrative and other expenses	(96,733)	(35,762)	(46,789)	(21,199)	(3,119)	(203,602)	(200,613)	(404,215)
Fee related earnings	1,257,528	112,541	218,807	104,387	8,530	1,701,793	(538,052)	1,163,741
Performance income—realized	271,550	117,899	20,990	5,460	—	415,899	—	415,899
Performance related compensation—realized	(175,193)	(89,767)	(12,768)	(4,678)	—	(282,406)	—	(282,406)
Realized net performance income	96,357	28,132	8,222	782	—	133,493	—	133,493
Investment income (loss)—realized	20,111	(1,434)	(4,498)	—	170	14,349	—	14,349
Interest and other investment income—realized	21,975	4,952	11,055	4,867	16,623	59,472	748	60,220
Interest expense	(27,300)	(21,422)	(16,391)	(8,980)	(32,026)	(106,119)	(156)	(106,275)
Realized net investment income (loss)	14,786	(17,904)	(9,834)	(4,113)	(15,233)	(32,298)	592	(31,706)
Realized income	$1,368,671	$122,769	$217,195	$101,056	$(6,703)	$1,802,988	$(537,460)	$1,265,528

	Year ended December 31, 2022
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$1,416,518	$199,837	$347,808	$176,694	$11,671	$2,152,528	$—	$2,152,528
Fee related performance revenues	71,497	—	167,693	235	—	239,425	—	239,425
Other fees	31,992	1,888	35,879	—	274	70,033	24,529	94,562
Compensation and benefits	(462,681)	(86,561)	(240,015)	(53,743)	(12,108)	(855,108)	(317,396)	(1,172,504)
General, administrative and other expenses	(79,434)	(30,697)	(39,739)	(12,685)	(2,089)	(164,644)	(155,017)	(319,661)
Fee related earnings	977,892	84,467	271,626	110,501	(2,252)	1,442,234	(447,884)	994,350
Performance income—realized	156,929	123,806	133,130	4,156	—	418,021	—	418,021
Performance related compensation—realized	(97,621)	(90,300)	(83,105)	(3,515)	—	(274,541)	—	(274,541)
Realized net performance income	59,308	33,506	50,025	641	—	143,480	—	143,480
Investment income (loss)—realized	7,078	3,432	3,115	—	861	14,486	(37)	14,449
Interest and other investment income (expense)—realized	27,288	2,546	9,045	3,683	9,130	51,692	(1,588)	50,104
Interest expense	(15,932)	(15,953)	(11,346)	(5,660)	(21,781)	(70,672)	(684)	(71,356)
Realized net investment income (loss)	18,434	(9,975)	814	(1,977)	(11,790)	(4,494)	(2,309)	(6,803)
Realized income	$1,055,634	$107,998	$322,465	$109,165	$(14,042)	$1,581,220	$(450,193)	$1,131,027

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2021
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$1,128,887	$181,918	$218,202	$97,945	$8,325	$1,635,277	$—	$1,635,277
Fee related performance revenues	86,480	—	51,399	—	—	137,879	—	137,879
Other fees	27,152	1,070	13,038	—	33	41,293	8,478	49,771
Compensation and benefits	(429,150)	(78,156)	(127,679)	(25,215)	(7,917)	(668,117)	(226,725)	(894,842)
General, administrative and other expenses	(61,712)	(21,625)	(24,181)	(6,862)	(752)	(115,132)	(100,645)	(215,777)
Fee related earnings	751,657	83,207	130,779	65,868	(311)	1,031,200	(318,892)	712,308
Performance income—realized	207,450	171,637	95,270	70	—	474,427	—	474,427
Performance related compensation—realized	(131,902)	(137,576)	(59,056)	(49)	—	(328,583)	—	(328,583)
Realized net performance income	75,548	34,061	36,214	21	—	145,844	—	145,844
Investment income (loss)—realized	1,985	(3,754)	17,700	19	17	15,967	—	15,967
Interest and other investment income—realized	20,728	11,514	7,252	2,261	3,597	45,352	226	45,578
Interest expense	(8,098)	(7,925)	(6,394)	(836)	(12,971)	(36,224)	(536)	(36,760)
Realized net investment income (loss)	14,615	(165)	18,558	1,444	(9,357)	25,095	(310)	24,785
Realized income	$841,820	$117,103	$185,551	$67,333	$(9,668)	$1,202,139	$(319,202)	$882,937
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Year ended December 31,
	2023	2022	2021
Segment revenues
Management fees	$2,571,513	$2,152,528	$1,635,277
Fee related performance revenues	180,449	239,425	137,879
Other fees	68,424	70,033	41,293
Performance income—realized	415,899	418,021	474,427
Total segment revenues	$3,236,285	$2,880,007	$2,288,876
Segment expenses
Compensation and benefits	$914,991	$855,108	$668,117
General, administrative and other expenses	203,602	164,644	115,132
Performance related compensation—realized	282,406	274,541	328,583
Total segment expenses	$1,400,999	$1,294,293	$1,111,832
Segment realized net investment income (expense)
Investment income—realized	$14,349	$14,486	$15,967
Interest and other investment income —realized	59,472	51,692	45,352
Interest expense	(106,119)	(70,672)	(36,224)
Total segment realized net investment income (expense)	$(32,298)	$(4,494)	$25,095

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Year ended December 31,
	2023	2022	2021
Total consolidated revenue	$3,631,884	$3,055,443	$4,212,091
Performance income—unrealized	(305,370)	(107,153)	(1,744,056)
Management fees of Consolidated Funds eliminated in consolidation	48,201	46,324	44,896
Performance income of Consolidated Funds eliminated in consolidation	13,672	11,529	5,458
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	7,166	17,013	4,483
Administrative fees(1)	(63,144)	(69,414)	(49,223)
OMG revenue	(23,685)	(24,354)	(8,478)
Acquisition-related incentive fees(2)	—	—	(47,873)
Principal investment income, net of eliminations	(36,516)	(12,278)	(99,433)
Net revenue of non-controlling interests in consolidated subsidiaries	(35,923)	(37,103)	(28,989)
Total consolidation adjustments and reconciling items	(395,599)	(175,436)	(1,923,215)
Total segment revenue	$3,236,285	$2,880,007	$2,288,876

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

The following table reconciles the Company’s consolidated expenses to segment expenses:

	Year ended December 31,
	2023	2022	2021
Total consolidated expenses	$2,797,858	$2,749,085	$3,410,083
Performance related compensation-unrealized	(206,923)	(88,502)	(1,316,205)
Expenses of Consolidated Funds added in consolidation	(93,167)	(86,988)	(113,024)
Expenses of Consolidated Funds eliminated in consolidation	50,108	50,833	50,538
Administrative fees(1)	(62,773)	(68,255)	(49,223)
OMG expenses	(561,737)	(472,413)	(327,370)
Acquisition and merger-related expense	(12,000)	(15,197)	(21,162)
Equity compensation expense	(255,790)	(200,106)	(237,191)
Acquisition-related compensation expense(2)	(7,334)	(206,252)	(66,893)
Placement fee adjustment	5,819	(2,088)	(78,883)
Depreciation and amortization expense	(233,185)	(335,083)	(106,705)
Expense of non-controlling interests in consolidated subsidiaries	(19,877)	(30,741)	(32,133)
Total consolidation adjustments and reconciling items	(1,396,859)	(1,454,792)	(2,298,251)
Total segment expenses	$1,400,999	$1,294,293	$1,111,832

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Represents contingent obligations (“earnouts”) resulting from the Landmark Acquisition, the Black Creek Acquisition, the Infrastructure Debt Acquisition and the Crescent Point Acquisition that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated other income to segment realized net investment income:

	Year ended December 31,
	2023	2022	2021
Total consolidated other income	$499,037	$204,448	$263,682
Investment (income) loss—unrealized	(184,929)	12,769	(58,694)
Interest and other investment (income) loss—unrealized	6,448	(25,603)	6,249
Other income, net from Consolidated Funds added in consolidation	(492,848)	(250,144)	(256,375)
Other expense, net from Consolidated Funds eliminated in consolidation	(16,485)	(16,484)	(2,868)
OMG other (income) expense	1,074	14,419	(1,368)
Principal investment income	155,632	48,223	120,896
Other (income) expense, net	976	1,873	(19,886)
Other (income) loss of non-controlling interests in consolidated subsidiaries	(1,203)	6,005	(26,541)
Total consolidation adjustments and reconciling items	(531,335)	(208,942)	(238,587)
Total segment realized net investment income (expense)	$(32,298)	$(4,494)	$25,095

The following table presents the reconciliation of income before taxes as reported in the Consolidated Statements of Operations to segment results of RI and FRE:

	Year ended December 31,
	2023	2022	2021
Income before taxes	$1,333,063	$510,806	$1,065,690
Adjustments:
Depreciation and amortization expense	233,185	335,083	106,705
Equity compensation expense	255,419	198,948	237,191
Acquisition-related compensation expense(1)	7,334	206,252	66,893
Acquisition-related incentive fees(2)	—	—	(47,873)
Acquisition and merger-related expense	12,000	15,197	21,162
Placement fee adjustment	(5,819)	2,088	78,883
OMG expense, net	539,126	462,478	317,524
Other (income) expense, net	976	1,874	(19,886)
Income before taxes of non-controlling interests in consolidated subsidiaries	(17,249)	(357)	(23,397)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(278,119)	(119,664)	(120,457)
Total performance income—unrealized	(305,370)	(107,153)	(1,744,056)
Total performance related compensation—unrealized	206,923	88,502	1,316,205
Total investment income—unrealized	(178,481)	(12,834)	(52,445)
Realized income	1,802,988	1,581,220	1,202,139
Total performance income—realized	(415,899)	(418,021)	(474,427)
Total performance related compensation—realized	282,406	274,541	328,583
Total investment (income) loss—realized	32,298	4,494	(25,095)
Fee related earnings	$1,701,793	$1,442,234	$1,031,200

(1)Represents earnouts resulting from the Landmark Acquisition, the Black Creek Acquisition, the Infrastructure Debt Acquisition and the Crescent Point Acquisition that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Consolidated Statements of Operations.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
15. CONSOLIDATION
Deconsolidated Funds
Certain funds that have historically been consolidated in the financial statements that are no longer consolidated because, as of the reporting period: (i) such funds have been liquidated or dissolved; or (ii) the Company is no longer deemed to be the primary beneficiary of the VIEs as it no longer has a significant economic interest. During the year ended December 31, 2023, the Company deconsolidated one SPAC as a result of liquidation and one private fund as a result of a significant change in ownership. During the year ended December 31, 2022, the Company did not deconsolidate any entity. During the year ended December 31, 2021, the Company deconsolidated one CLO as a result of a significant change in ownership.

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
Investments in Non-Consolidated Variable Interest Entities
The Company holds interests in certain VIEs that are not consolidated as the Company is not the primary beneficiary. The Company’s interest in such entities generally is in the form of direct equity interests, fixed fee arrangements or both. The maximum exposure to loss represents the potential loss of assets by the Company relating to its direct investments in these non-consolidated entities. Investments in the non-consolidated VIEs are carried at fair value.
The Company’s interests in consolidated and non-consolidated VIEs, as presented within the Consolidated Statements of Financial Condition, its respective maximum exposure to loss relating to non-consolidated VIEs, and its net income attributable to non-controlling interests related to consolidated VIEs, as presented within the Consolidated Statements of Operations, are as follows:

	As of December 31,
	2023	2022
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs(1)	$503,376	$393,549
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs(1)	910,600	537,239
Assets of consolidated VIEs	15,484,962	13,128,088
Liabilities of consolidated VIEs	13,409,257	11,593,867

(1)As of December 31, 2023 and 2022, the Company’s maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs and totaled $83.1 million and $82.0 million, respectively.

	Year ended December 31,
	2023	2022	2021
Net income attributable to non-controlling interests related to consolidated VIEs	$204,571	$105,797	$115,217

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of December 31, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$348,274	$—	$—	$348,274
Investments (includes $3,413,007 of accrued carried interest)	5,546,209	—	(921,277)	4,624,932
Due from affiliates	1,068,089	—	(171,343)	896,746
Other assets	429,979	—	—	429,979
Right-of-use operating lease assets	249,326	—	—	249,326
Intangible assets, net	1,058,495	—	—	1,058,495
Goodwill	1,123,976	—	—	1,123,976
Assets of Consolidated Funds
Cash and cash equivalents	—	1,149,511	—	1,149,511
Investments held in trust account	—	523,038	—	523,038
Investments, at fair value	—	14,078,549	—	14,078,549
Due from affiliates	—	25,794	(11,643)	14,151
Receivable for securities sold	—	146,851	—	146,851
Other assets	—	86,672	—	86,672
Total assets	$9,824,348	$16,010,415	$(1,104,263)	$24,730,500
Liabilities
Accounts payable, accrued expenses and other liabilities	$245,526	$—	$(11,642)	$233,884
Accrued compensation	287,259	—	—	287,259
Due to affiliates	240,254	—	—	240,254
Performance related compensation payable	2,514,610	—	—	2,514,610
Debt obligations	2,965,480	—	—	2,965,480
Operating lease liabilities	319,572	—	—	319,572
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	189,523	—	189,523
Due to affiliates	—	174,897	(171,343)	3,554
Payable for securities purchased	—	484,117	—	484,117
CLO loan obligations, at fair value	—	12,458,266	(112,609)	12,345,657
Fund borrowings	—	125,241	—	125,241
Total liabilities	6,572,701	13,432,044	(295,594)	19,709,151
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	522,938	—	522,938
Redeemable interest in Ares Operating Group entities	24,098	—	—	24,098
Non-controlling interest in Consolidated Funds	—	2,055,433	(796,988)	1,258,445
Non-controlling interest in Ares Operating Group entities	1,326,913	—	(4,444)	1,322,469
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (187,069,907 shares issued and outstanding)	1,871	—	—	1,871
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (117,024,758 shares issued and outstanding)	1,170	—	—	1,170
Additional paid-in-capital	2,398,273	—	(7,237)	2,391,036
Accumulated deficit	(495,083)	—	—	(495,083)
Accumulated other comprehensive loss, net of tax	(5,630)	—	—	(5,630)
Total stockholders’ equity	1,900,636	—	(7,237)	1,893,399
Total equity	3,227,549	2,055,433	(808,669)	4,474,313
Total liabilities, redeemable interest, non-controlling interests and equity	$9,824,348	$16,010,415	$(1,104,263)	$24,730,500

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$2,599,351	$—	$(48,201)	$2,551,150
Carried interest allocation	631,150	—	(12,571)	618,579
Incentive fees	277,728	—	(1,101)	276,627
Principal investment income	155,632	—	(119,116)	36,516
Administrative, transaction and other fees	156,178	—	(7,166)	149,012
Total revenues	3,820,039	—	(188,155)	3,631,884
Expenses
Compensation and benefits	1,486,698	—	—	1,486,698
Performance related compensation	607,522	—	—	607,522
General, administrative and other expense	660,579	—	(433)	660,146
Expenses of the Consolidated Funds	—	93,167	(49,675)	43,492
Total expenses	2,754,799	93,167	(50,108)	2,797,858
Other income (expense)
Net realized and unrealized gains on investments	76,415	—	1,158	77,573
Interest and dividend income	29,850	—	(10,574)	19,276
Interest expense	(106,276)	—	—	(106,276)
Other income (expense), net	(10,285)	—	15,104	4,819
Net realized and unrealized gains on investments of the Consolidated Funds	—	239,802	22,898	262,700
Interest and other income of the Consolidated Funds	—	1,010,649	(15,104)	995,545
Interest expense of the Consolidated Funds	—	(757,603)	3,003	(754,600)
Total other income (expense), net	(10,296)	492,848	16,485	499,037
Income before taxes	1,054,944	399,681	(121,562)	1,333,063
Income tax expense	169,148	3,823	—	172,971
Net income	885,796	395,858	(121,562)	1,160,092
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	395,858	(121,562)	274,296
Net income attributable to Ares Operating Group entities	885,796	—	—	885,796
Less: Net income attributable to redeemable interest in Ares Operating Group entities	226	—	—	226
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	411,244	—	—	411,244
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$474,326	$—	$—	$474,326

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$885,796	$395,858	$(121,562)	$1,160,092
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity compensation expense	255,965	—	—	255,965
Depreciation and amortization	231,712	—	—	231,712
Net realized and unrealized gains on investments	(197,874)	—	107,137	(90,737)
Other non-cash amounts	74	—	—	74
Investments purchased	(726,051)	—	218,119	(507,932)
Proceeds from sale of investments	214,938	—	(8,775)	206,163
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains on investments	—	(239,802)	(22,898)	(262,700)
Other non-cash amounts	—	(101,465)	—	(101,465)
Investments purchased	—	(8,847,856)	—	(8,847,856)
Proceeds from sale of investments	—	8,149,617	—	8,149,617
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(61,429)	—	12,571	(48,858)
Due to/from affiliates	(200,704)	—	(19,717)	(220,421)
Other assets	21,532	—	—	21,532
Accrued compensation and benefits	20,383	—	—	20,383
Accounts payable, accrued expenses and other liabilities	28,765	—	(901)	27,864
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	—	—	(424,870)	(424,870)
Net cash relinquished with consolidation/deconsolidation of Consolidated Funds	—	(623)	—	(623)
Change in other assets and receivables held at Consolidated Funds	—	(53,916)	33,669	(20,247)
Change in other liabilities and payables held at Consolidated Funds	—	219,046	—	219,046
Net cash provided by (used in) operating activities	473,107	(479,141)	(227,227)	(233,261)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(67,183)	—	—	(67,183)
Acquisitions, net of cash acquired	(43,896)	—	—	(43,896)
Net cash used in investing activities	(111,079)	—	—	(111,079)
Cash flows from financing activities:
Proceeds from Credit Facility	1,410,000	—	—	1,410,000
Proceeds from issuance of senior notes	499,010	—	—	499,010
Repayments of Credit Facility	(1,215,000)	—	—	(1,215,000)
Dividends and distributions	(1,030,666)	—	—	(1,030,666)
Stock option exercises	85,959	—	—	85,959
Taxes paid related to net share settlement of equity awards	(157,007)	—	—	(157,007)
Other financing activities	2,943	—	—	2,943
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	1,071,575	(216,119)	855,456
Distributions to non-controlling interests in Consolidated Funds	—	(119,604)	18,476	(101,128)
Redemptions of redeemable interests in Consolidated Funds	—	(1,045,874)	—	(1,045,874)
Borrowings under loan obligations by Consolidated Funds	—	1,387,297	—	1,387,297
Repayments under loan obligations by Consolidated Funds	—	(398,864)	—	(398,864)
Net cash provided by (used in) financing activities	(404,761)	894,530	(197,643)	292,126
Effect of exchange rate changes	1,020	9,481	—	10,501
Net change in cash and cash equivalents	(41,713)	424,870	(424,870)	(41,713)
Cash and cash equivalents, beginning of period	389,987	724,641	(724,641)	389,987
Cash and cash equivalents, end of period	$348,274	$1,149,511	$(1,149,511)	$348,274
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisition-related activities	$239,545	$—	$—	$239,545
Issuance of AOG Units in connection with settlement of management incentive program	$245,647	$—	$—	$245,647
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$98,920	$623,723	$—	$722,643
Cash paid during the period for income taxes	$61,563	$444	$—	$62,007

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$319,582	$162,825	$(43,492)	$438,915
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity compensation expense	200,391	—	—	200,391
Depreciation and amortization	341,341	—	—	341,341
Net realized and unrealized losses on investments	15,717	—	(4,788)	10,929
Investments purchased	(443,505)	—	72,381	(371,124)
Proceeds from sale of investments	303,987	—	(121,494)	182,493
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains on investments	—	(87,287)	13,901	(73,386)
Other non-cash amounts	—	(33,822)	—	(33,822)
Investments purchased	—	(9,408,078)	(25,951)	(9,434,029)
Proceeds from sale of investments	—	8,198,812	—	8,198,812
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(28,161)	—	7,549	(20,612)
Due to/from affiliates	(125,407)	—	164,480	39,073
Other assets	(101,275)	—	(3,930)	(105,205)
Accrued compensation and benefits	200,769	—	—	200,769
Accounts payable, accrued expenses and other liabilities	(50,471)	—	(1,214)	(51,685)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	—	—	324,550	324,550
Change in other assets and receivables held at Consolidated Funds	—	286,895	(135,000)	151,895
Change in other liabilities and payables held at Consolidated Funds	—	(733,417)	—	(733,417)
Net cash provided by (used in) operating activities	632,968	(1,614,072)	246,992	(734,112)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(35,796)	—	—	(35,796)
Acquisitions, net of cash acquired	(301,583)	—	—	(301,583)
Net cash used in investing activities	(337,379)	—	—	(337,379)
Cash flows from financing activities:
Proceeds from Credit Facility	1,380,000	—	—	1,380,000
Proceeds from issuance of senior notes	488,915	—	—	488,915
Repayments of Credit Facility	(1,095,000)	—	—	(1,095,000)
Dividends and distributions	(836,364)	—	—	(836,364)
Stock option exercises	21,205	—	—	21,205
Taxes paid related to net share settlement of equity awards	(201,311)	—	—	(201,311)
Other financing activities	4,055	—	—	4,055
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	596,777	(47,381)	549,396
Distributions to non-controlling interests in Consolidated Funds	—	(303,230)	124,939	(178,291)
Borrowings under loan obligations by Consolidated Funds	—	1,140,680	—	1,140,680
Repayments under loan obligations by Consolidated Funds	—	(145,222)	—	(145,222)
Net cash provided by (used in) financing activities	(238,500)	1,289,005	77,558	1,128,063
Effect of exchange rate changes	(10,757)	517	—	(10,240)
Net change in cash and cash equivalents	46,332	(324,550)	324,550	46,332
Cash and cash equivalents, beginning of period	343,655	1,049,191	(1,049,191)	343,655
Cash and cash equivalents, end of period	$389,987	$724,641	$(724,641)	$389,987
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisition-related activities	$12,835	$—	$—	$12,835
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$59,463	$260,866	$—	$320,329
Cash paid during the period for income taxes	$104,544	$320	$—	$104,864

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$797,936	$143,263	$(22,894)	$918,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity compensation expense	237,191	—	—	237,191
Depreciation and amortization	113,293	—	—	113,293
Net realized and unrealized gains on investments	(96,331)	—	7,353	(88,978)
Other non-cash amounts	(31,070)	—	—	(31,070)
Investments purchased	(561,762)	—	221,563	(340,199)
Proceeds from sale of investments	296,483	—	(23,101)	273,382
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains on investments	—	(91,390)	14,087	(77,303)
Other non-cash amounts	—	(35,879)	—	(35,879)
Investments purchased	—	(13,075,187)	7,623	(13,067,564)
Proceeds from sale of investments	—	9,970,609	—	9,970,609
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(745,021)	—	—	(745,021)
Due to/from affiliates	(187,374)	—	6,446	(180,928)
Other assets	210,106	—	3,719	213,825
Accrued compensation and benefits	142,815	—	—	142,815
Accounts payable, accrued expenses and other liabilities	124,489	—	679	125,168
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	—	—	(526,815)	(526,815)
Net cash acquired with consolidation/deconsolidation of Consolidated Funds	—	(39,539)	—	(39,539)
Change in other assets and receivables held at Consolidated Funds	—	(174,409)	(6,544)	(180,953)
Change in other liabilities and payables held at Consolidated Funds	—	746,616	(23,000)	723,616
Net cash provided by (used in) operating activities	300,755	(2,555,916)	(340,884)	(2,596,045)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(27,226)	—	—	(27,226)
Acquisitions, net of cash acquired	(1,057,407)	—	—	(1,057,407)
Net cash used in investing activities	(1,084,633)	—	—	(1,084,633)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	827,430	—	—	827,430
Proceeds from Credit Facility	883,000	—	—	883,000
Proceeds from issuance of subordinated notes	450,000	—	—	450,000
Repayments of Credit Facility	(468,000)	—	—	(468,000)
Dividends and distributions	(593,506)	—	—	(593,506)
Series A Preferred Stock dividends	(10,850)	—	—	(10,850)
Redemption of Series A Preferred Stock	(310,000)	—	—	(310,000)
Stock option exercises	37,216	—	—	37,216
Taxes paid related to net share settlement of equity awards	(226,101)	—	—	(226,101)
Other financing activities	11,509	—	—	11,509
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	1,239,831	(206,187)	1,033,644
Distributions to non-controlling interests in Consolidated Funds	—	(119,153)	20,256	(98,897)
Borrowings under loan obligations by Consolidated Funds	—	2,048,932	—	2,048,932
Repayments under loan obligations by Consolidated Funds	—	(80,752)	—	(80,752)
Net cash provided by financing activities	600,698	3,088,858	(185,931)	3,503,625
Effect of exchange rate changes	(12,977)	(6,127)	—	(19,104)
Net change in cash and cash equivalents	(196,157)	526,815	(526,815)	(196,157)
Cash and cash equivalents, beginning of period	539,812	522,376	(522,376)	539,812
Cash and cash equivalents, end of period	$343,655	$1,049,191	$(1,049,191)	$343,655
Supplemental disclosure of non-cash financing activities:
Issuance of AOG Units in connection with acquisition-related activities	$510,848	$—	$—	$510,848
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$34,170	$170,915	$—	$205,085
Cash paid during the period for income taxes	$22,603	$185	$—	$22,788

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after December 31, 2023 through the date the consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In February 2024, the Company’s board of directors declared a quarterly dividend of $0.93 per share of Class A and non-voting common stock payable on March 29, 2024 to common stockholders of record at the close of business on March 15, 2024.