Form 10-Q
period 2024-03-31
Ares Management Corp
filed 2024-05-09
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 2, 2024 there were 191,203,721 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, and 115,120,213 of the registrant’s Class C common stock outstanding.

TABLE OF

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or negative versions of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023, under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Under generally accepted accounting principles in the United States (“U.S.”) (“GAAP”), we are required to consolidate (i) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares-affiliates and affiliated funds and co-investment vehicles, for which we are presumed to have controlling financial interests, and (ii) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and collateralized loan obligations, for which we are deemed to be the primary beneficiary. When an entity is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the entity in our unaudited condensed consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, carried interest, incentive fees and other fees that we earn from the entity. However, the presentation of performance related compensation and other expenses associated with generating such revenues is not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third-party investors in consolidated entities is presented as net income attributable to non-controlling interests in Consolidated Funds within Condensed Consolidated Statements of Operations. We also consolidate joint ventures that we have established with third-party investors for strategic distribution and expansion purposes. The results of these entities are reflected on a gross basis in the unaudited condensed consolidated financial statements, subject to eliminations from consolidation, and net income attributable to third-party investors in the consolidated joint ventures is presented within net income attributable to redeemable interest and non-controlling interests in Ares Operating Group entities or an “AOG Entity,” which refers to, collectively, Ares Holdings and any future entity designated by our board of directors in its sole discretion as an Ares Operating Group entity.

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

•“Ares”, the “Company”, “AMC”, “we”, “us” and “our” refer to Ares Management Corporation and its subsidiaries;

•“Ares Operating Group entities” or an “AOG Entity” refers to, collectively, Ares Holdings, L.P. (“Ares Holdings”) and any future entity designated by our board of directors in its sole discretion as an Ares Operating Group entity;

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

•“catch-up fees” refers to management fees charged retroactively on limited partner commitments to a fund following the initial close date of that fund. These fees are charged to ensure that all limited partners’ claims on the net assets of that fund are ratable with their commitment. Catch-up fees reflect the fees generated between the fund’s initial close date and the last day of the quarter prior to the new limited partner’s commitment;

•“CLOs” refers to “our funds” that are structured as collateralized loan obligations;

•“Consolidated Funds” refers collectively to certain Ares funds, co-investment vehicles, CLOs and SPACs that are required under GAAP to be consolidated in our consolidated financial statements;

•“Credit Facility” refers to the revolving credit facility of the Ares Operating Group;

•“effective management fee rate” represents annualized management fees divided by the average fee paying AUM for the period, excluding the impact of catch-up fees;

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

•“Holdco Members” refers to Michael Arougheti, David Kaplan, Antony Ressler, Bennett Rosenthal, Ryan Berry and R. Kipp deVeer;

•“Incentive eligible AUM” or “IEAUM” generally refers to the AUM of our funds and other entities from which carried interest and incentive fees may be generated, regardless of whether or not they are currently generating carried interest and incentive fees. It generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees), as well as proceeds raised in the initial public offerings of SPACs sponsored by us, less any redemptions. With respect to Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”), Ares Strategic Income Fund (“ASIF”) and Ares European Strategic Income Fund’s (“AESIF”) AUM, only Part II Fees may be generated from IEAUM;

•“Incentive generating AUM” or “IGAUM” refers to the AUM of our funds and other entities that are currently generating carried interest and incentive fees on a realized or unrealized basis. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees). ARCC, ASIF and AESIF are only included in IGAUM when Part II Fees are being generated;

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

•“Part I Fees” refers to a quarterly fee on the net investment income of ARCC, CION Ares Diversified Credit Fund (“CADC”), ASIF and AESIF. Such fees are classified as management fees as they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter, unless subject to a payment deferral;

•“Part II Fees” refers to fees from ARCC, ASIF and AESIF that are paid in arrears as of the end of each calendar year when the respective cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of respective Part II Fees paid in all prior years since inception;

•“performance income” refers to income we earn based on the performance of a fund that is generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either incentive fees earned from funds with stated investment periods or carried interest;

•“perpetual capital” refers to the AUM of: (i) our publicly-traded vehicles, including ARCC, Ares Commercial Real Estate Corporation (NYSE: ACRE) (“ACRE”) and Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC) (“ARDC”); (ii) our non-traded vehicles, including ASIF, CADC and AESIF, our non-traded real estate investment trusts (“REITs”) and Ares Private Markets Fund (“APMF”); (iii) Aspida Holdings Ltd. (together with its subsidiaries, “Aspida”); and (iv) certain other commingled funds and managed accounts that have an indefinite term, are not in liquidation, and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Perpetual Capital - Managed Accounts refers to managed accounts for single investors primarily in illiquid strategies that meet the perpetual capital criteria. Perpetual Capital - Private Commingled Funds refers to commingled funds that meet the perpetual capital criteria, not including our publicly-traded vehicles or non-traded vehicles. Perpetual capital may be withdrawn by investors under certain conditions, including through an election to redeem an investor’s fund investment or to terminate the investment management agreement, which in certain cases may be terminated on 30 days’ prior written notice. In addition, the investment management or advisory agreements of certain of our publicly-traded and non-traded vehicles have one year terms, which are subject to annual renewal by such vehicles;

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

•“SEC” refers to the Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of
	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$346,331	$348,274
Investments (includes accrued carried interest of $3,361,519 and $3,413,007 as of March 31, 2024 and December 31, 2023, respectively)	4,484,884	4,624,932
Due from affiliates	809,273	896,746
Other assets	519,292	429,979
Right-of-use operating lease assets	237,019	249,326
Intangible assets, net	1,030,076	1,058,495
Goodwill	1,130,085	1,123,976
Assets of Consolidated Funds:
Cash and cash equivalents	1,199,376	1,149,511
Investments held in trust account	529,887	523,038
Investments, at fair value	13,790,030	14,078,549
Due from affiliates	15,924	14,151
Receivable for securities sold	243,998	146,851
Other assets	77,095	86,672
Total assets	$24,413,270	$24,730,500
Liabilities
Accounts payable, accrued expenses and other liabilities	$262,551	$233,884
Accrued compensation	217,788	287,259
Due to affiliates	363,308	240,254
Performance related compensation payable	2,449,732	2,514,610
Debt obligations	3,046,182	2,965,480
Operating lease liabilities	308,336	319,572
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	189,556	189,523
Due to affiliates	12,727	3,554
Payable for securities purchased	548,032	484,117
CLO loan obligations, at fair value	11,906,346	12,345,657
Fund borrowings	78,241	125,241
Total liabilities	19,382,799	19,709,151
Commitments and contingencies
Redeemable interest in Consolidated Funds	529,787	522,938
Redeemable interest in Ares Operating Group entities	23,612	24,098
Non-controlling interests in Consolidated Funds	1,515,302	1,258,445
Non-controlling interests in Ares Operating Group entities	1,194,276	1,322,469
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (191,057,860 shares and 187,069,907 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	1,911	1,871
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding as of March 31, 2024 and December 31, 2023)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (115,120,213 shares and 117,024,758 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	1,151	1,170
Additional paid-in-capital	2,387,437	2,391,036
Accumulated deficit	(612,560)	(495,083)
Accumulated other comprehensive loss, net of tax	(10,480)	(5,630)
Total stockholders’ equity	1,767,494	1,893,399
Total equity	4,477,072	4,474,313
Total liabilities, redeemable interest, non-controlling interests and equity	$24,413,270	$24,730,500
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended March 31,
	2024	2023
Revenues
Management fees	$687,692	$600,516
Carried interest allocation	(32,478)	151,488
Incentive fees	8,667	8,923
Principal investment income	7,050	22,758
Administrative, transaction and other fees	36,432	29,677
Total revenues	707,363	813,362
Expenses
Compensation and benefits	412,951	360,781
Performance related compensation	(50,532)	111,658
General, administrative and other expenses	170,928	148,345
Expenses of Consolidated Funds	5,146	7,852
Total expenses	538,493	628,636
Other income (expense)
Net realized and unrealized gains on investments	10,516	1,515
Interest and dividend income	5,382	3,839
Interest expense	(37,824)	(24,986)
Other income (expense), net	270	(923)
Net realized and unrealized gains on investments of Consolidated Funds	34,424	10,700
Interest and other income of Consolidated Funds	257,276	222,938
Interest expense of Consolidated Funds	(207,866)	(156,687)
Total other income, net	62,178	56,396
Income before taxes	231,048	241,122
Income tax expense	27,233	33,806
Net income	203,815	207,316
Less: Net income attributable to non-controlling interests in Consolidated Funds	66,716	26,693
Net income attributable to Ares Operating Group entities	137,099	180,623
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	73	(1,824)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	63,999	88,408
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$73,027	$94,039
Net income per share of Class A and non-voting common stock:
Basic	$0.33	$0.49
Diluted	$0.33	$0.49
Weighted-average shares of Class A and non-voting common stock:
Basic	192,622,609	178,976,022
Diluted	192,622,609	178,976,022

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Net income	$203,815	$207,316
Foreign currency translation adjustments, net of tax	(11,647)	6,639
Total comprehensive income	192,168	213,955
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	63,108	29,083
Less: Comprehensive loss attributable to redeemable interest in Ares Operating Group entities	(184)	(1,972)
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	61,067	90,164
Comprehensive income attributable to Ares Management Corporation	$68,177	$96,680

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance as of December 31, 2023	$1,871	$35	$1,170	$2,391,036	$(495,083)	$(5,630)	$1,322,469	$1,258,445	$4,474,313
Changes in ownership interests and related tax benefits	39	—	(20)	(62,709)	—	—	(103,599)	51,984	(114,305)
Issuances of common stock	—	—	1	—	—	—	7,723	—	7,724
Capital contributions	—	—	—	—	—	—	1,034	168,673	169,707
Dividends/distributions	—	—	—	—	(190,504)	—	(129,240)	(26,908)	(346,652)
Net income	—	—	—	—	73,027	—	63,999	66,716	203,742
Currency translation adjustment, net of tax	—	—	—	—	—	(4,850)	(2,932)	(3,608)	(11,390)
Equity compensation	—	—	—	57,600	—	—	34,822	—	92,422
Stock option exercises	1	—	—	1,510	—	—	—	—	1,511
Balance as of March 31, 2024	$1,911	$35	$1,151	$2,387,437	$(612,560)	$(10,480)	$1,194,276	$1,515,302	$4,477,072

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance as of December 31, 2022	$1,739	$35	$1,172	$1,970,754	$(369,475)	$(14,986)	$1,135,023	$1,074,356	$3,798,618
Changes in ownership interests and related tax benefits	19	—	34	(36,777)	—	—	87,541	(4,689)	46,128
Issuances of common stock	14	—	—	115,350	—	—	—	—	115,364
Capital contributions	—	—	—	—	—	—	1,172	93,585	94,757
Dividends/distributions	—	—	—	—	(145,386)	—	(103,363)	(20,933)	(269,682)
Net income	—	—	—	—	94,039	—	88,408	26,693	209,140
Currency translation adjustment, net of tax	—	—	—	—	—	2,641	1,756	2,390	6,787
Equity compensation	—	—	—	41,541	—	—	27,537	—	69,078
Stock option exercises	5	—	—	9,175	—	—	—	—	9,180
Balance as of March 31, 2023	1,777	35	1,206	2,100,043	(420,822)	(12,345)	1,238,074	1,171,402	4,079,370
Changes in ownership interests and related tax benefits	10	—	(9)	(151)	—	—	(4,086)	(322,729)	(326,965)
Issuances of common stock	—	—	—	737	—	—	—	—	737
Capital contributions	—	—	—	—	—	—	1,071	78,632	79,703
Dividends/distributions	—	—	—	—	(149,218)	—	(109,651)	(14,992)	(273,861)
Net income	—	—	—	—	144,514	—	119,326	67,681	331,521
Currency translation adjustment, net of tax	—	—	—	—	—	2,658	1,751	(8,685)	(4,276)
Equity compensation	—	—	—	37,609	—	—	24,672	—	62,281
Stock option exercises	25	—	—	43,935	—	—	—	—	43,960
Balance as of June 30, 2023	1,812	35	1,197	2,182,173	(425,526)	(9,687)	1,271,157	971,309	3,992,470
Changes in ownership interests and related tax benefits	17	—	(16)	15,435	—	—	(14,757)	(7,210)	(6,531)
Capital contributions	—	—	—	—	—	—	148	41,378	41,526
Dividends/distributions	—	—	—	—	(151,648)	—	(97,936)	(21,020)	(270,604)
Net income	—	—	—	—	61,823	—	54,104	80,289	196,216
Currency translation adjustment, net of tax	—	—	—	—	—	(7,578)	(4,994)	(11,313)	(23,885)
Equity compensation	—	—	—	37,856	—	—	24,120	—	61,976
Stock option exercises	15	—	—	27,271	—	—	—	—	27,286
Balance as of September 30, 2023	1,844	35	1,181	2,262,735	(515,351)	(17,265)	1,231,842	1,053,433	4,018,454
Changes in ownership interests and related tax benefits	13	—	(11)	(39,262)	—	—	25,258	20,847	6,845
Issuances of common stock	12	—	—	123,432	—	—	—	—	123,444
Capital contributions	—	—	—	—	—	—	1,496	106,590	108,086
Dividends/distributions	—	—	—	—	(153,682)	—	(116,899)	(44,183)	(314,764)
Net income	—	—	—	—	173,950	—	149,406	99,633	422,989
Currency translation adjustment, net of tax	—	—	—	—	—	11,635	7,510	22,125	41,270
Equity compensation	—	—	—	38,600	—	—	23,856	—	62,456
Stock option exercises	2	—	—	5,531	—	—	—	—	5,533
Balance as of December 31, 2023	$1,871	$35	$1,170	$2,391,036	$(495,083)	$(5,630)	$1,322,469	$1,258,445	$4,474,313

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$203,815	$207,316
Adjustments to reconcile net income to net cash provided by operating activities	222,996	121,761
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	244,182	328,840
Cash flows due to changes in operating assets and liabilities	103,981	7,071
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	(64,929)	42,584
Net cash provided by operating activities	710,045	707,572
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(26,071)	(8,877)
Acquisitions, net of cash acquired	(8,000)	—
Net cash used in investing activities	(34,071)	(8,877)
Cash flows from financing activities:
Proceeds from Credit Facility	290,000	245,000
Repayments of Credit Facility	(210,000)	(150,000)
Dividends and distributions	(320,046)	(251,632)
Stock option exercises	1,511	9,180
Taxes paid related to net share settlement of equity awards	(186,731)	(113,431)
Other financing activities	1,034	483
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	168,673	93,585
Distributions to non-controlling interests in Consolidated Funds	(26,908)	(20,933)
Redemptions of redeemable interests in Consolidated Funds	—	(538,985)
Borrowings under loan obligations by Consolidated Funds	36,947	2,914
Repayments under loan obligations by Consolidated Funds	(421,112)	(97,325)
Net cash used in financing activities	(666,632)	(821,144)
Effect of exchange rate changes	(11,285)	4,711
Net change in cash and cash equivalents	(1,943)	(117,738)
Cash and cash equivalents, beginning of period	348,274	389,987
Cash and cash equivalents, end of period	$346,331	$272,249
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with acquisition-related activities	$7,724	$115,364
Issuance of common stock in connection with settlement of management incentive program	$—	$245,647

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
1. ORGANIZATION
Ares Management Corporation (the “Company”), a Delaware corporation, together with its subsidiaries, is a leading global alternative investment manager operating integrated groups across Credit, Real Assets, Private Equity and Secondaries. Information about segments should be read together with “Note 13. Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various funds and managed accounts within each investment group (the “Ares Funds”). These subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees.

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

The Company manages or controls certain entities that have been consolidated in the accompanying financial statements as described in “Note 2. Summary of Significant Accounting Policies.” These entities include Ares funds, co-investment vehicles, collateralized loan obligations or funds (collectively “CLOs”) and special purpose acquisition companies (“SPACs”) (collectively, the “Consolidated Funds”).

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“U.S.”) (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments so that the unaudited condensed consolidated financial statements are presented fairly and that estimates made in preparing its unaudited condensed consolidated financial statements are reasonable and prudent, and that all such adjustments are of a normal recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”).
The unaudited condensed consolidated financial statements include the accounts and activities of the Ares Operating Group entities (“AOG entities”), their consolidated subsidiaries and certain Consolidated Funds. All intercompany balances and transactions have been eliminated upon consolidation.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the Company’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 is effective for the Company’s fiscal year ending December 31, 2024 and for the Company’s interim periods beginning with the quarter ended March 31, 2025. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the impact of this guidance.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of disaggregated income taxes paid in both U.S. and foreign jurisdictions, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s fiscal year ending December 31, 2025. Early adoption is permitted and the amendments in this update should be applied on a prospective basis, though retrospective adoption is permitted. The Company is currently evaluating the impact of this guidance.

3. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of March 31, 2024	As of March 31,	As of December 31,
		2024	2023
Management contracts	4.2	$580,635	$604,242
Client relationships	8.3	200,920	200,920
Other	0.6	500	500
Finite-lived intangible assets		782,055	805,662
Foreign currency translation		(202)	1,126
Total finite-lived intangible assets		781,853	806,788
Less: accumulated amortization		(319,577)	(316,093)
Finite-lived intangible assets, net		462,276	490,695
Indefinite-lived management contracts		567,800	567,800
Intangible assets, net		$1,030,076	$1,058,495
During the three months ended March 31, 2023, the Company rebranded and discontinued the use of the SSG trade name acquired through the acquisition of SSG Capital Holdings Limited and its operating subsidiaries (“SSG”) in 2020. As a result, the Company recorded a non-cash impairment charge equal to the SSG trade name’s carrying value of $7.8 million to accelerate the amortization expense for the three months ended March 31, 2023.

Amortization expense associated with intangible assets, excluding the accelerated amortization described above, was $29.2 million and $33.6 million for the three months ended March 31, 2024 and 2023, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2024, the Company removed $24.9 million of fully-amortized intangible assets.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Total
Balance as of December 31, 2023	$256,679	$277,205	$172,462	$417,630	$1,123,976
Acquisitions	—	6,710	644	—	7,354
Reallocation	55,658	—	(55,658)	—	—
Foreign currency translation	(1,242)	—	—	(3)	(1,245)
Balance as of March 31, 2024	$311,095	$283,915	$117,448	$417,627	$1,130,085
In connection with the segment reorganization of the former special opportunities strategy as described in “Note 13. Segment Reporting,” the Company had an associated change in its reporting units and reallocated goodwill of $55.7 million from the Private Equity Group to the Credit Group using a relative fair value allocation approach.
There was no impairment of goodwill recorded during the three months ended March 31, 2024 and 2023. The impact of foreign currency translation is reflected within other comprehensive income within the Condensed Consolidated Statements of Comprehensive Income.

4. INVESTMENTS

The following table summarizes the Company’s investments:

	As of		Percentage of total investments as of
	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023
Equity method investments:
Equity method - carried interest	$3,361,519	$3,413,007	75.0%	73.8%
Equity method private investment partnership interests - principal	545,153	535,292	12.1	11.6
Equity method private investment partnership interests and other (held at fair value)	420,033	418,778	9.4	9.0
Equity method private investment partnership interests and other	43,498	44,989	1.0	1.0
Total equity method investments	4,370,203	4,412,066	97.5	95.4
Collateralized loan obligations	20,010	20,799	0.4	0.4
Fixed income securities	1,578	105,495	—	2.3
Collateralized loan obligations and fixed income securities, at fair value	21,588	126,294	0.4	2.7
Common stock, at fair value	93,093	86,572	2.1	1.9
Total investments	$4,484,884	$4,624,932

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three months ended March 31, 2024 and 2023, no individual equity method investment held by the Company met the significance criteria.
The following table presents the Company’s other income, net from its equity method investments, which were included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2024	2023
Total other income, net related to equity method investments	$10,127	$23,914

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

The following table summarizes the changes in fair value of the Company’s equity method investments held at fair value, which are included within net realized and unrealized gains on investments within the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2024	2023
Equity method private investment partnership interests and other (held at fair value)	$2,479	$3,099

Investments of the Consolidated Funds

The following table summarizes investments held in the Consolidated Funds:

	Fair Value as of		Percentage of total investments as of
	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023
Fixed income investments:
Loans and securitization vehicles	$10,147,424	$10,616,458	70.9%	72.7%
Money market funds and U.S. treasury securities	529,887	523,038	3.7	3.6
Bonds	513,801	578,949	3.6	4.0
Total fixed income investments	11,191,112	11,718,445	78.2	80.3
Partnership interests	1,721,331	1,642,489	12.0	11.2
Equity securities	1,407,474	1,240,653	9.8	8.5
Total investments, at fair value	$14,319,917	$14,601,587

As of March 31, 2024 and December 31, 2023, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

5. FAIR VALUE
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of March 31, 2024:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$—	$93,093	$416,874	$—	$509,967
Collateralized loan obligations and fixed income securities	—	—	21,588	—	21,588
Partnership interests	—	—	—	3,159	3,159
Total investments, at fair value	—	93,093	438,462	3,159	534,714
Derivatives-foreign currency forward contracts	—	1,623	—	—	1,623
Total assets, at fair value	$—	$94,716	$438,462	$3,159	$536,337
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(1,365)	$—	$—	$(1,365)
Total liabilities, at fair value	$—	$(1,365)	$—	$—	$(1,365)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$9,508,106	$639,318	$—	$10,147,424
Money market funds and U.S. treasury securities	529,887	—	—	—	529,887
Bonds	—	513,801	—	—	513,801
Total fixed income investments	529,887	10,021,907	639,318	—	11,191,112
Partnership interests	—	—	—	1,721,331	1,721,331
Equity securities	38,620	2,390	1,366,464	—	1,407,474
Total investments, at fair value	568,507	10,024,297	2,005,782	1,721,331	14,319,917
Derivatives-foreign currency forward contracts	—	5,590	—	—	5,590
Total assets, at fair value	$568,507	$10,029,887	$2,005,782	$1,721,331	$14,325,507
Liabilities, at fair value
Loan obligations of CLOs	$—	$(11,906,346)	$—	$—	$(11,906,346)
Derivatives:
Foreign currency forward contracts	—	(5,541)	—	—	(5,541)
Asset swaps	—	—	(1,574)	—	(1,574)
Total derivative liabilities, at fair value	—	(5,541)	(1,574)	—	(7,115)
Total liabilities, at fair value	$—	$(11,911,887)	$(1,574)	$—	$(11,913,461)

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2023:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$—	$86,572	$412,491	$—	$499,063
Collateralized loan obligations and fixed income securities	—	—	126,294	—	126,294
Partnership interests	—	—	—	6,287	6,287
Total investments, at fair value	—	86,572	538,785	6,287	631,644
Derivatives-foreign currency forward contracts	—	1,129	—	—	1,129
Total assets, at fair value	$—	$87,701	$538,785	$6,287	$632,773
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(2,645)	$—	$—	$(2,645)
Total liabilities, at fair value	$—	$(2,645)	$—	$—	$(2,645)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$9,879,915	$736,543	$—	$10,616,458
Bonds	—	575,379	3,570	—	578,949
Money market funds and U.S. treasury securities	523,038	—	—	—	523,038
Total fixed income investments	523,038	10,455,294	740,113	—	11,718,445
Partnership interests	—	—	—	1,642,489	1,642,489
Equity securities	47,503	2,750	1,190,400	—	1,240,653
Total investments, at fair value	570,541	10,458,044	1,930,513	1,642,489	14,601,587
Derivatives-foreign currency forward contracts	—	9,126	—	—	9,126
Total assets, at fair value	$570,541	$10,467,170	$1,930,513	$1,642,489	$14,610,713
Liabilities, at fair value
Loan obligations of CLOs	$—	$(12,345,657)	$—	$—	$(12,345,657)
Derivatives:
Foreign currency forward contracts	—	(9,491)	—	—	(9,491)
Asset swaps	—	—	(1,291)	—	(1,291)
Total derivative liabilities, at fair value	—	(9,491)	(1,291)	—	(10,782)
Total liabilities, at fair value	$—	$(12,355,148)	$(1,291)	$—	$(12,356,439)

The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance as of December 31, 2023	$412,491	$126,294	$538,785
Purchases(1)	30	2,266	2,296
Sales/settlements(2)	(782)	(108,360)	(109,142)
Realized and unrealized appreciation, net	5,135	1,388	6,523
Balance as of March 31, 2024	$416,874	$21,588	$438,462
Change in net unrealized appreciation included in earnings related to financial assets still held at the reporting date	$5,135	$1,388	$6,523

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2023	$1,190,400	$740,113	$(1,291)	$1,929,222
Transfer in	—	91,729	—	91,729
Transfer out	—	(172,358)	—	(172,358)
Purchases(1)	154,475	263,706	46	418,227
Sales/settlements(2)	—	(285,911)	—	(285,911)
Realized and unrealized appreciation (depreciation), net	21,589	2,039	(329)	23,299
Balance as of March 31, 2024	$1,366,464	$639,318	$(1,574)	$2,004,208
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$22,225	$1,420	$(380)	$23,265

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance as of December 31, 2022	$121,785	$76,934	$198,719
Purchases(1)	52	1,194	1,246
Sales/settlements(2)	45	(1,536)	(1,491)
Realized and unrealized appreciation (depreciation), net	3,191	(1,423)	1,768
Balance as of March 31, 2023	$125,073	$75,169	$200,242
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$2,978	$(1,211)	$1,767

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance as of December 31, 2022	$730,880	$869,668	$368,655	$(3,556)	$1,965,647
Transfer in	—	284,198	—	—	284,198
Transfer out	—	(447,536)	—	—	(447,536)
Purchases(1)	180,372	188,232	49,000	—	417,604
Sales/settlements(2)	(122)	(173,502)	(48,889)	—	(222,513)
Realized and unrealized appreciation, net	21,505	11,744	5,283	1,858	40,390
Balance as of March 31, 2023	$932,635	$732,804	$374,049	$(1,698)	$2,037,790
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$21,436	$(20,602)	$5,283	$1,848	$7,965

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of March 31, 2024:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$160,318	Discounted cash flow	Discount rate	18.5% - 30.0%	25.0%
	117,952	Market approach	Multiple of book value	1.3x - 1.4x	1.3x
	100,000	Transaction price(1)	N/A	N/A	N/A
	6,179	Market approach	Enterprise value / Earnings multiple	15.4x	15.4x
	32,425	Other	N/A	N/A	N/A
Fixed income investments
	20,010	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	1,578	Other	N/A	N/A	N/A
Total assets	$438,462

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$774,504	Discounted cash flow	Discount rate	10.0% - 16.0%	13.0%
	587,252	Market approach	Multiple of book value	1.0x - 1.7x	1.3x
	3,704	Market approach	EBITDA multiple(2)	5.4x - 35.3x	9.8x
	871	Transaction price(1)	N/A	N/A	N/A
	133	Other	N/A	N/A	N/A
Fixed income investments
	500,420	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	128,212	Market approach	Yield	8.8% - 17.1%	11.8%
	6,410	Transaction price(1)	N/A	N/A	N/A
	3,876	Discounted cash flow	Discount rate	12.3% - 12.7%	12.7%
	400	Other	N/A	N/A	N/A
Total assets	$2,005,782
Liabilities
Derivative instruments	$(1,574)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(1,574)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of December 31, 2023:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$154,460	Discounted cash flow	Discount rate	20.0% - 30.0%	25.0%
	118,846	Market approach	Multiple of book value	1.3x - 1.6x	1.5x
	100,000	Transaction price(1)	N/A	N/A	N/A
	6,447	Market approach	Enterprise value / Earnings multiple	15.4x	15.4x
	32,738	Other	N/A	N/A	N/A
Fixed income investments
	83,000	Transaction price(1)	N/A	N/A	N/A
	20,799	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	22,495	Other	N/A	N/A	N/A
Total assets	$538,785

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$648,581	Discounted cash flow	Discount rate	10.0% - 16.0%	13.0%
	537,733	Market approach	Multiple of book value	1.0x - 1.7x	1.3x
	3,909	Market approach	EBITDA multiple(2)	4.5x - 32.4x	8.9x
	177	Other	N/A	N/A	N/A
Fixed income investments
	548,264	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	188,322	Market approach	Yield	8.3% - 24.1%	12.2%
	2,974	Market approach	EBITDA multiple(2)	4.5x - 32.4x	9.0x
	104	Discounted cash flow	Discount rate	12.3%	12.3%
	449	Other	N/A	N/A	N/A
Total assets	$1,930,513
Liabilities
Derivative instruments	$(1,291)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(1,291)

(1)Transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.
(2)“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

The Consolidated Funds have limited partnership interests in private equity funds managed by the Company that are valued using net asset value (“NAV”) per share. The terms and conditions of these funds do not allow for redemptions without certain events or approvals that are outside the Company’s control.

The following table summarizes the investments held at fair value and unfunded commitments of the Consolidated Funds interests valued using NAV per share:

	As of March 31, 2024	As of December 31, 2023
Investments (held at fair value)	$1,721,331	$1,642,489
Unfunded commitments	1,079,881	738,621

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
6. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of March 31, 2024		As of December 31, 2023
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolving	3/31/2029	N/A	$975,000	6.38%	$895,000	6.37%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	249,612	4.21	249,427	4.21
2028 Senior Notes(3)	11/10/2023	11/10/2028	500,000	495,121	6.42	494,863	6.42
2030 Senior Notes(4)	6/15/2020	6/15/2030	400,000	397,162	3.28	397,050	3.28
2052 Senior Notes(5)	1/21/2022	2/1/2052	500,000	484,299	3.77	484,199	3.77
2051 Subordinated Notes(6)	6/30/2021	6/30/2051	450,000	444,988	4.13	444,941	4.13
Total debt obligations				$3,046,182		$2,965,480

(1)On March 28, 2024, the Company amended the Credit Facility to, among other things, increase the revolver commitments from $1.325 billion to $1.400 billion, with an accordion feature of $600.0 million, and extend the maturity date from March 2027 to March 2029. Ares Holdings is the borrower under the Credit Facility. The Credit Facility has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) or a base rate plus an applicable margin, which is subject to adjustment based on the achievement of certain environmental, social and governance (“ESG”)-related targets, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of March 31, 2024, base rate loans bear interest calculated based on the prime rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.10% per annum. There is a base rate and SOFR floor of zero. Due to the achievement of the ESG-related targets in the second quarter of 2023, the Company’s base rate and unused commitment fee have been reduced by 0.05% and 0.01%, respectively, from July 2023 through June 2024.
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

As of March 31, 2024, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2023	$4,213	$11,784	$5,059
Debt issuance costs incurred	1,784	—	—
Amortization of debt issuance costs	(329)	(410)	(46)
Unamortized debt issuance costs as of March 31, 2024	$5,668	$11,374	$5,013

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

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of March 31, 2024			As of December 31, 2023
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$11,162,856	6.66%	8.0	$11,606,289	6.64%	8.2
Subordinated notes(1)	743,490	N/A	6.6	739,368	N/A	6.9
Total loan obligations of Consolidated CLOs	$11,906,346			$12,345,657

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of March 31, 2024 and December 31, 2023, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities outstanding:

			As of March 31, 2024		As of December 31, 2023
	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
Credit Facilities:
	7/1/2024	$18,000	$15,241	6.88%	$15,241	6.88%
	7/23/2024	125,000	63,000	8.29	110,000	8.29
	9/24/2026	150,000	—	N/A	—	N/A
	9/12/2027	54,000	—	N/A	—	N/A
Total borrowings of Consolidated Funds			$78,241		$125,241

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
7. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Condensed Consolidated Statements of Financial Condition. As of March 31, 2024, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of March 31, 2024 and December 31, 2023, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $986.3 million and $1,030.6 million, respectively.
Guarantees
The Company has entered into agreements with financial institutions to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund. As of March 31, 2024 and December 31, 2023, the Company’s maximum exposure to losses from guarantees was $16.4 million and $122.3 million, respectively.
Contingent Liabilities
The Company acquired the investment management business and related operating entities collectively doing business as Crescent Point Capital (“Crescent Point”) (the “Crescent Point Acquisition”) during the fourth quarter of 2023. In connection with the Crescent Point Acquisition, the Company established a management incentive program (the “Crescent Point MIP”) with certain professionals. The Crescent Point MIP represents a contingent liability not to exceed $75.0 million and is based on the achievement of revenue targets from the fundraising of a future private equity fund during the measurement period.
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
As of March 31, 2024 and December 31, 2023, the contingent liability was $75.0 million. As of March 31, 2024 and December 31, 2023, the Company has recorded $10.0 million and $5.0 million, respectively, within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense of $5.0 million for the three months ended March 31, 2024 is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.
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

The Company expects to settle each portion of the liability with a combination of 15% cash and 85% equity awards. Expense associated with the cash components are recognized ratably over the respective measurement periods, which will end on the final fundraising date for each of the infrastructure debt funds included in the Infrastructure Debt MIP agreement. Expense associated with the equity component is recognized ratably over the service periods, which will continue for four years beyond each of the measurement period end dates. The Infrastructure Debt MIP is remeasured each period with incremental changes in value included within compensation and benefits expense within the Condensed Consolidated Statements of Operations. Following each of the measurement period end dates, the cash component will be paid and restricted units for the

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
portion of the Infrastructure Debt MIP award earned will be granted at fair value. The unpaid liability at the respective measurement period end dates will be reclassified from liability to additional paid-in-capital and any difference between the Infrastructure Debt MIP award earned at the respective measurement period end date and the previously recorded compensation expense will be recognized over the remaining four year service period as equity-based compensation expense.
The revenue target was achieved for one of the infrastructure debt funds during the fourth quarter of 2022 and the associated liability for this portion of the award was settled during the first quarter of 2023. As of March 31, 2024, the maximum contingent liability associated with the remaining Infrastructure Debt MIP was $15.0 million. As of March 31, 2024 and December 31, 2023, the contingent liability was $13.6 million. As of March 31, 2024 and December 31, 2023, the Company has recorded $4.9 million and $4.4 million, respectively, within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense associated with the remaining Infrastructure Debt MIP of $0.5 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.
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
As of March 31, 2024 and December 31, 2023, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $77.7 million and $78.5 million, respectively, of which approximately $53.9 million and $54.5 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of March 31, 2024 and December 31, 2023, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Leases

The Company leases primarily consists of operating leases for office space and certain office equipment. The Company’s leases have remaining lease terms of one to 12 years. The tables below present certain supplemental quantitative disclosures regarding the Company’s operating leases:

Maturity of operating lease liabilities	As of March 31, 2024
2024	$36,831
2025	51,927
2026	48,234
2027	37,498
2028	27,364
Thereafter	179,735
Total future payments	381,589
Less: interest	73,253
Total operating lease liabilities	$308,336

	Three months ended March 31,
Classification within general, administrative and other expenses	2024	2023
Operating lease expense	$15,210	$11,888

	Three months ended March 31,
Supplemental information on the measurement of operating lease liabilities	2024	2023
Operating cash flows for operating leases	$12,765	$10,911
Leased assets obtained in exchange for new operating lease liabilities	705	12,047

	As of March 31,	As of December 31,
Lease term and discount rate	2024	2023
Weighted-average remaining lease terms (in years)	8.4	8.4
Weighted-average discount rate	4.4%	4.3%

8. RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates. The related accounts receivable are included within due from affiliates within the Condensed Consolidated Statements of Financial Condition, except that accrued carried interest, which is predominantly due from affiliated funds, is presented separately within investments within the Condensed Consolidated Statements of Financial Condition.
The Company has investment management agreements with the Ares Funds that it manages. In accordance with these agreements, these Ares Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Ares Funds.
The Company is reimbursed for expenses incurred in providing administrative services to certain related parties, including publicly-traded and non-traded vehicles. In addition, certain private funds pay administrative fees based on invested capital. The Company is also party to agreements with certain funds which pay fees to the Company to provide various property-related services, such as acquisition, development and property management as well as fees for the sale and distribution of fund shares in non-traded vehicles.

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
The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of March 31,	As of December 31,
	2024	2023
Due from affiliates:
Management fees receivable from non-consolidated funds	$589,231	$560,629
Incentive fee receivable from non-consolidated funds	17,454	159,098
Payments made on behalf of and amounts due from non-consolidated funds and employees	202,588	177,019
Due from affiliates—Company	$809,273	$896,746
Amounts due from non-consolidated funds	$15,924	$14,151
Due from affiliates—Consolidated Funds	$15,924	$14,151
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$11,006	$9,585
Tax receivable agreement liability	236,135	191,299
Undistributed carried interest and incentive fees	110,672	33,374
Payments made by non-consolidated funds on behalf of and payable by the Company	5,495	5,996
Due to affiliates—Company	$363,308	$240,254
Amounts due to portfolio companies and non-consolidated funds	$12,727	$3,554
Due to affiliates—Consolidated Funds	$12,727	$3,554

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

9. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The following table presents the income tax expense for the period:

	Three months ended March 31,
	2024	2023
Income tax expense	$27,233	$33,806

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s unaudited condensed consolidated financial statements. For the three months ended March 31, 2024 and 2023, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of March 31, 2024 and December 31, 2023, the Company recorded a net deferred tax

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
asset of $87.2 million and $21.5 million, respectively, within other assets within the Condensed Consolidated Statements of Financial Condition.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. With limited exceptions, the Company is generally no longer subject to corporate income tax audits by taxing authorities for any years prior to 2020. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s unaudited condensed consolidated financial statements.

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

For the three months ended March 31, 2024 and 2023, the two-class method was the more dilutive method.

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2024	2023
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$73,027	$94,039
Dividends declared and paid on Class A and non-voting common stock	(180,929)	(138,420)
Distributions on unvested restricted units	(7,272)	(5,314)
Dividends in excess of earnings available to Class A and non-voting common stockholders	$(115,174)	$(49,695)
Basic weighted-average shares of Class A and non-voting common stock	192,622,609	178,976,022
Dividends in excess of earnings per share of Class A and non-voting common stock	$(0.60)	$(0.28)
Dividend declared and paid per Class A and non-voting common stock	0.93	0.77
Basic earnings per share of Class A and non-voting common stock	$0.33	$0.49

Diluted earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$73,027	$94,039
Distributions on unvested restricted units	(7,272)	(5,314)
Net income available to Class A and non-voting common stockholders	$65,755	$88,725
Effect of dilutive shares:
Restricted units	—	—
Options	—	—
Diluted weighted-average shares of Class A and non-voting common stock	192,622,609	178,976,022
Diluted earnings per share of Class A and non-voting common stock	$0.33	$0.49

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
11. EQUITY COMPENSATION
Equity Incentive Plan
Equity-based compensation is granted under the Company’s 2023 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2024, the total number of shares available for issuance under the Equity Incentive Plan reset to 69,122,318 shares and as of March 31, 2024, 63,123,821 shares remained available for issuance.
Generally, unvested restricted units are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company for restricted units is presented in the following table:

	Three months ended March 31,
	2024	2023
Restricted units	$92,422	$69,252
Restricted Units

Each restricted unit represents an unfunded, unsecured right of the holder to receive a share of the Company’s Class A common stock on a specific date. The restricted units generally vest and are settled in shares of Class A common stock at a rate of either: (i) one-third per year, beginning on the third anniversary of the grant date; (ii) one-quarter per year, beginning on the second anniversary of the grant date or the holder’s employment commencement date; or (iii) one-third per year, beginning on the first anniversary of the grant date, in each case generally subject to the holder’s continued employment as of the applicable vesting date (subject to accelerated vesting upon certain qualifying terminations of employment or retirement eligibility provisions). Compensation expense associated with restricted units is recognized on a straight-line basis over the requisite service period of the award.

Restricted units are delivered net of the holder’s payroll related taxes upon vesting. For the three months ended March 31, 2024, 3.5 million restricted units vested and 1.9 million shares of Class A common stock were delivered to the holders. For the three months ended March 31, 2023, 3.3 million restricted units vested and 1.9 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued as described in the subsequent sections, generally have the right to receive as current compensation an amount in cash equal to: (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by; and (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). When units are forfeited, the cumulative amount of Dividend Equivalents previously paid is reclassified to compensation and benefits expense within the Condensed Consolidated Statements of Operations.

The following table summarizes the Company’s dividends declared and Dividend Equivalents paid during the three months ended March 31, 2024:

Record Date	Dividends Per Share	Dividend Equivalents Paid
March 15, 2024	$0.93	$16,294

During the first quarter of 2024, the Company approved the future grant of restricted units to certain senior executives in each of 2025 and 2026, subject to the holder’s continued employment and acceleration in certain instances. These restricted awards vest before July 1, 2029, at a rate of either: (i) one-quarter per year, beginning on the first anniversary of the grant date; or (ii) one-third per year, beginning on the first anniversary of the grant date. Given that these future restricted units have been communicated to the recipient, the Company accounts for these awards as if they have been granted and recognizes the compensation expense on a straight-line basis over the service period. The restricted units that have been approved and communicated but not yet granted are not eligible to receive a Dividend Equivalent until the grant date.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents unvested restricted units’ activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2023	17,359,829	$59.20
Granted	4,581,087	121.09
Vested	(3,492,988)	51.99
Forfeited	(309,590)	85.96
Balance as of March 31, 2024	18,138,338	$75.77

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $1,087.5 million as of March 31, 2024 and is expected to be recognized over the remaining weighted average period of 3.9 years.

Options
Upon exercise, each option entitles the holders to purchase from the Company one share of Class A common stock at the stated exercise price.
A summary of options activity during the three months ended March 31, 2024 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	79,524	$19.00	0.3	$7,946
Exercised	(79,524)	19.00	—	—
Balance as of March 31, 2024	—	$—	0.0	$—
Exercisable as of March 31, 2024	—	$—	0.0	$—
Net cash proceeds from exercises of stock options were $1.5 million for the three months ended March 31, 2024. The Company realized tax benefits of approximately $1.4 million from those exercises.
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
In January 2024, the Company's board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $150 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2025. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the three months ended March 31, 2024 and 2023, the Company did not repurchase any shares as part of the stock repurchase program.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance as of December 31, 2023	187,069,907	3,489,911	1,000	117,024,758	307,585,576
Issuance of common stock(1)	—	—	—	63,179	63,179
Exchanges of common stock	1,967,724	—	—	(1,967,724)	—
Stock option exercises	79,524	—	—	—	79,524
Vesting of restricted stock awards, net of shares withheld for tax	1,940,705	—	—	—	1,940,705
Balance as of March 31, 2024	191,057,860	3,489,911	1,000	115,120,213	309,668,984

(1)    Issuances of Class C common stock corresponds with increases in Ares Owners Holdings L.P.’s ownership interest in the AOG entities.

The following table presents each partner’s Ares Operating Group Units (“AOG Units”) and corresponding ownership interest in each of the AOG entities, as well as its daily average ownership of AOG Units in each of the AOG entities:

					Daily Average Ownership
	As of March 31, 2024		As of December 31, 2023		Three months ended March 31,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2024	2023
Ares Management Corporation	194,547,771	62.82%	190,559,818	61.95%	62.32%	60.14%
Ares Owners Holdings, L.P.	115,120,213	37.18	117,024,758	38.05	37.68	39.86
Total	309,667,984	100.00%	307,584,576	100.00%

Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in AOG entities:

Total
Balance as of December 31, 2022	$93,129
Changes in ownership interests and related tax benefits	(66,506)
Net loss	(1,824)
Currency translation adjustment, net of tax	(148)
Equity compensation	174
Distributions	(2,883)
Balance as of March 31, 2023	21,942
Net income	734
Currency translation adjustment, net of tax	(159)
Balance as of June 30, 2023	22,517
Net income	758
Currency translation adjustment, net of tax	(99)
Balance as of September 30, 2023	23,176
Net income	558
Currency translation adjustment, net of tax	364
Balance as of December 31, 2023	24,098
Net income	73
Currency translation adjustment, net of tax	(257)
Distributions	(302)
Balance as of March 31, 2024	$23,612

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance as of December 31, 2022	$1,013,282
Change in redemption value	10,504
Redemptions from Class A ordinary shares of Ares Acquisition Corporation (formerly NYSE: AAC) (“AAC I”)	(538,985)
Balance as of March 31, 2023	484,801
Gross proceeds from the initial public offering of Ares Acquisition Corporation II (NYSE: AACT) (“AAC II”)	500,000
Change in redemption value	15,948
Balance as of June 30, 2023	1,000,749
Change in redemption value	16,571
Redemptions from Class A ordinary shares of AAC I	(14,733)
Balance as of September 30, 2023	1,002,587
Change in redemption value	12,507
Redemptions from Class A ordinary shares of AAC I	(492,156)
Balance as of December 31, 2023	522,938
Change in redemption value	6,849
Balance as of March 31, 2024	$529,787

As of March 31, 2024 and December 31, 2023, 50,000,000 of AAC II Class A ordinary shares are presented at the redemption amount within mezzanine equity within the Condensed Consolidated Statements of Financial Condition.

13. SEGMENT REPORTING
The Company operates through its distinct operating segments. On January 1, 2024, the Company changed its segment composition. The special opportunities strategy, historically part of the Private Equity Group, is now referred to as opportunistic credit and is presented within the Credit Group. The Company has modified historical results to conform with its current presentation. The Company operating segments are summarized below:
Credit Group: The Credit Group manages credit strategies across the liquid and illiquid spectrum, including liquid credit, alternative credit, opportunistic credit, direct lending and Asia-Pacific (“APAC”) credit.
Real Assets Group: The Real Assets Group manages comprehensive equity and debt strategies across real estate and infrastructure investments.
Private Equity Group: The Private Equity Group broadly categorizes its investment strategies as corporate private equity and APAC private equity.
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
The Operations Management Group (the “OMG”) consists of shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy, relationship management and distribution. The OMG includes Ares Wealth Management Solutions, LLC (“AWMS”) that facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of the Company’s managed funds and vehicles, which reimburse the OMG for expenses either equal to the costs of services provided or as a percentage of invested capital. The OMG’s revenues and expenses are not allocated to the Company’s operating segments but the Company does consider the financial results of the OMG when evaluating its financial performance.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Segment Profit Measures: These measures supplement and should be considered in addition to, and not in lieu of, the Condensed Consolidated Statements of Operations prepared in accordance with GAAP.
Fee related earnings (“FRE”) is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees and fee related performance revenues, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it excludes net performance income, investment income from Ares Funds and adjusts for certain other items that the Company believes are not indicative of its core operating performance. Fee related performance revenues, together with fee related performance compensation, is presented within FRE because it represents incentive fees from perpetual capital vehicles that is measured and eligible to be received on a recurring basis and not dependent on realization events from the underlying investments.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended March 31, 2024
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$510,966	$93,814	$34,933	$44,421	$9,231	$693,365	$—	$693,365
Fee related performance revenues	755	—	—	2,962	—	3,717	—	3,717
Other fees	9,911	5,075	439	4	114	15,543	4,333	19,876
Compensation and benefits	(134,849)	(37,918)	(14,785)	(12,714)	(5,592)	(205,858)	(94,157)	(300,015)
General, administrative and other expenses	(34,366)	(14,453)	(5,216)	(9,068)	(1,690)	(64,793)	(50,480)	(115,273)
Fee related earnings	352,417	46,518	15,371	25,605	2,063	441,974	(140,304)	301,670
Performance income—realized	16,766	3,677	2,738	—	—	23,181	—	23,181
Performance related compensation—realized	(8,734)	(2,228)	(2,194)	—	—	(13,156)	—	(13,156)
Realized net performance income	8,032	1,449	544	—	—	10,025	—	10,025
Investment income (loss)—realized	(398)	(457)	120	—	—	(735)	—	(735)
Interest and other investment income—realized	4,930	3,835	184	210	6,409	15,568	452	16,020
Interest expense	(9,013)	(5,949)	(5,889)	(2,698)	(14,235)	(37,784)	(40)	(37,824)
Realized net investment income (loss)	(4,481)	(2,571)	(5,585)	(2,488)	(7,826)	(22,951)	412	(22,539)
Realized income	$355,968	$45,396	$10,330	$23,117	$(5,763)	$429,048	$(139,892)	$289,156

	Three months ended March 31, 2023
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$430,467	$97,470	$29,840	$39,863	$4,979	$602,619	$—	$602,619
Fee related performance revenues	600	—	—	3,271	—	3,871	—	3,871
Other fees	9,149	6,462	394	—	50	16,055	4,640	20,695
Compensation and benefits	(121,900)	(37,986)	(16,626)	(13,412)	(3,140)	(193,064)	(84,967)	(278,031)
General, administrative and other expenses	(26,676)	(12,284)	(4,485)	(4,292)	(608)	(48,345)	(46,172)	(94,517)
Fee related earnings	291,640	53,662	9,123	25,430	1,281	381,136	(126,499)	254,637
Performance income—realized	7,410	6,086	17,640	—	—	31,136	—	31,136
Performance related compensation—realized	(5,881)	(3,758)	(14,220)	—	—	(23,859)	—	(23,859)
Realized net performance income	1,529	2,328	3,420	—	—	7,277	—	7,277
Investment income (loss)—realized	506	(1,772)	879	—	170	(217)	—	(217)
Interest and other investment income (expense)—realized	8,113	1,821	166	1,225	6,348	17,673	(92)	17,581
Interest expense	(8,630)	(3,896)	(4,805)	(2,305)	(5,324)	(24,960)	(26)	(24,986)
Realized net investment income (loss)	(11)	(3,847)	(3,760)	(1,080)	1,194	(7,504)	(118)	(7,622)
Realized income	$293,158	$52,143	$8,783	$24,350	$2,475	$380,909	$(126,617)	$254,292

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Three months ended March 31,
	2024	2023
Segment revenues
Management fees	$693,365	$602,619
Fee related performance revenues	3,717	3,871
Other fees	15,543	16,055
Performance income—realized	23,181	31,136
Total segment revenues	$735,806	$653,681
Segment expenses
Compensation and benefits	$205,858	$193,064
General, administrative and other expenses	64,793	48,345
Performance related compensation—realized	13,156	23,859
Total segment expenses	$283,807	$265,268
Segment realized net investment expense
Investment loss—realized	$(735)	$(217)
Interest and other investment income —realized	15,568	17,673
Interest expense	(37,784)	(24,960)
Total segment realized net investment expense	$(22,951)	$(7,504)
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Three months ended March 31,
	2024	2023
Total consolidated revenue	$707,363	$813,362
Performance (income) loss—unrealized	45,476	(127,713)
Management fees of Consolidated Funds eliminated in consolidation	12,453	11,601
Performance income of Consolidated Funds eliminated in consolidation	5,925	3,545
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	113	4,843
Administrative fees(1)	(16,407)	(13,650)
OMG revenue	(4,333)	(4,640)
Principal investment income, net of eliminations	(7,050)	(22,758)
Net revenue of non-controlling interests in consolidated subsidiaries	(7,734)	(10,909)
Total consolidation adjustments and reconciling items	28,443	(159,681)
Total segment revenue	$735,806	$653,681

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated expenses to segment expenses:

	Three months ended March 31,
	2024	2023
Total consolidated expenses	$538,493	$628,636
Performance related compensation-unrealized	64,514	(85,150)
Expenses of Consolidated Funds added in consolidation	(17,708)	(19,641)
Expenses of Consolidated Funds eliminated in consolidation	12,995	12,132
Administrative fees(1)	(16,407)	(13,277)
OMG expenses	(144,637)	(131,139)
Acquisition and merger-related expense	(10,578)	(4,955)
Equity compensation expense	(92,422)	(69,077)
Acquisition-related compensation expense(2)	(5,504)	(642)
Placement fee adjustment	(5,540)	3,232
Depreciation and amortization expense	(36,644)	(45,659)
Expense of non-controlling interests in consolidated subsidiaries	(2,755)	(9,192)
Total consolidation adjustments and reconciling items	(254,686)	(363,368)
Total segment expenses	$283,807	$265,268

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Represents contingent obligations (“earnouts”) resulting from the Infrastructure Debt Acquisition and the Crescent Point Acquisition that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Condensed Consolidated Statements of Operations.

The following table reconciles the Company’s consolidated other income to segment realized net investment income:

	Three months ended March 31,
	2024	2023
Total consolidated other income	$62,178	$56,396
Investment income—unrealized	(3,685)	(28,985)
Interest and other investment (income) loss—unrealized	(602)	208
Other income, net from Consolidated Funds added in consolidation	(79,977)	(62,917)
Other expense, net from Consolidated Funds eliminated in consolidation	902	(4,451)
OMG other (income) expense	(549)	651
Principal investment income (loss)	(2,666)	35,457
Other expense, net	131	91
Other (income) loss of non-controlling interests in consolidated subsidiaries	1,317	(3,954)
Total consolidation adjustments and reconciling items	(85,129)	(63,900)
Total segment realized net investment expense	$(22,951)	$(7,504)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended March 31,
	2024	2023
Income before taxes	$231,048	$241,122
Adjustments:
Depreciation and amortization expense	36,644	45,659
Equity compensation expense	92,421	68,704
Acquisition-related compensation expense(1)	5,504	642
Acquisition and merger-related expense	10,578	4,955
Placement fee adjustment	5,540	(3,232)
OMG expense, net	139,755	127,150
Other expense, net	131	91
Income before taxes of non-controlling interests in consolidated subsidiaries	(3,662)	(5,671)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(65,586)	(27,171)
Total performance (income) loss—unrealized	45,476	(127,713)
Total performance related compensation—unrealized	(64,514)	85,150
Total investment income—unrealized	(4,287)	(28,777)
Realized income	429,048	380,909
Total performance income—realized	(23,181)	(31,136)
Total performance related compensation—realized	13,156	23,859
Total investment loss—realized	22,951	7,504
Fee related earnings	$441,974	$381,136

(1)Represents earnouts resulting from the Infrastructure Debt Acquisition and the Crescent Point Acquisition that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Condensed Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

14. CONSOLIDATION
Investments in Consolidated Variable Interest Entities
The Company consolidates entities in which the Company has a variable interest and as the general partner or investment manager, has both the power to direct the most significant activities and a potentially significant economic interest. Investments in the consolidated variable interest entities (“VIEs”) are reported at fair value and represent the Company’s maximum exposure to loss.
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

	As of March 31,	As of December 31,
	2024	2023
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs(1)	$399,885	$503,376
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs(1)	908,198	910,600
Assets of consolidated VIEs	15,335,745	15,484,962
Liabilities of consolidated VIEs	13,058,395	13,409,257

(1)As of March 31, 2024 and December 31, 2023, the Company’s maximum exposure of loss for CLO securities was equal to the cumulative fair value of the Company’s capital interest in CLOs and totaled $83.2 million and $83.1 million, respectively.

	Three months ended March 31,
	2024	2023
Net income attributable to non-controlling interests related to consolidated VIEs	$58,356	$37,131

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of March 31, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$346,331	$—	$—	$346,331
Investments (includes $3,361,519 of accrued carried interest)	5,410,366	—	(925,482)	4,484,884
Due from affiliates	981,917	—	(172,644)	809,273
Other assets	519,292	—	—	519,292
Right-of-use operating lease assets	237,019	—	—	237,019
Intangible assets, net	1,030,076	—	—	1,030,076
Goodwill	1,130,085	—	—	1,130,085
Assets of Consolidated Funds
Cash and cash equivalents	—	1,199,376	—	1,199,376
Investments held in trust account	—	529,887	—	529,887
Investments, at fair value	—	13,790,030	—	13,790,030
Due from affiliates	—	27,358	(11,434)	15,924
Receivable for securities sold	—	243,998	—	243,998
Other assets	—	77,095	—	77,095
Total assets	$9,655,086	$15,867,744	$(1,109,560)	$24,413,270
Liabilities
Accounts payable, accrued expenses and other liabilities	$273,985	$—	$(11,434)	$262,551
Accrued compensation	217,788	—	—	217,788
Due to affiliates	363,308	—	—	363,308
Performance related compensation payable	2,449,732	—	—	2,449,732
Debt obligations	3,046,182	—	—	3,046,182
Operating lease liabilities	308,336	—	—	308,336
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	189,556	—	189,556
Due to affiliates	—	185,371	(172,644)	12,727
Payable for securities purchased	—	548,032	—	548,032
CLO loan obligations, at fair value	—	12,020,005	(113,659)	11,906,346
Fund borrowings	—	78,241	—	78,241
Total liabilities	6,659,331	13,021,205	(297,737)	19,382,799
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	529,787	—	529,787
Redeemable interest in Ares Operating Group entities	23,612	—	—	23,612
Non-controlling interest in Consolidated Funds	—	2,316,752	(801,450)	1,515,302
Non-controlling interest in Ares Operating Group entities	1,198,132	—	(3,856)	1,194,276
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (191,057,860 shares issued and outstanding)	1,911	—	—	1,911
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (115,120,213 shares issued and outstanding)	1,151	—	—	1,151
Additional paid-in-capital	2,393,954	—	(6,517)	2,387,437
Accumulated deficit	(612,560)	—	—	(612,560)
Accumulated other comprehensive loss, net of tax	(10,480)	—	—	(10,480)
Total stockholders’ equity	1,774,011	—	(6,517)	1,767,494
Total equity	2,972,143	2,316,752	(811,823)	4,477,072
Total liabilities, redeemable interest, non-controlling interests and equity	$9,655,086	$15,867,744	$(1,109,560)	$24,413,270

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$700,145	$—	$(12,453)	$687,692
Carried interest allocation	(26,550)	—	(5,928)	(32,478)
Incentive fees	8,664	—	3	8,667
Principal investment income (loss)	(2,665)	—	9,715	7,050
Administrative, transaction and other fees	36,545	—	(113)	36,432
Total revenues	716,139	—	(8,776)	707,363
Expenses
Compensation and benefits	412,951	—	—	412,951
Performance related compensation	(50,532)	—	—	(50,532)
General, administrative and other expense	171,361	—	(433)	170,928
Expenses of the Consolidated Funds	—	17,708	(12,562)	5,146
Total expenses	533,780	17,708	(12,995)	538,493
Other income (expense)
Net realized and unrealized gains on investments	12,357	—	(1,841)	10,516
Interest and dividend income	8,092	—	(2,710)	5,382
Interest expense	(37,824)	—	—	(37,824)
Other income, net	478	—	(208)	270
Net realized and unrealized gains on investments of the Consolidated Funds	—	32,352	2,072	34,424
Interest and other income of the Consolidated Funds	—	257,067	209	257,276
Interest expense of the Consolidated Funds	—	(209,442)	1,576	(207,866)
Total other income (expense), net	(16,897)	79,977	(902)	62,178
Income before taxes	165,462	62,269	3,317	231,048
Income tax expense (benefit)	28,363	(1,130)	—	27,233
Net income	137,099	63,399	3,317	203,815
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	63,399	3,317	66,716
Net income attributable to Ares Operating Group entities	137,099	—	—	137,099
Less: Net income attributable to redeemable interest in Ares Operating Group entities	73	—	—	73
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	63,999	—	—	63,999
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$73,027	$—	$—	$73,027

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$137,099	$63,399	$3,317	$203,815
Adjustments to reconcile net income to net cash provided by operating activities	224,720	—	(1,724)	222,996
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	—	246,254	(2,072)	244,182
Cash flows due to changes in operating assets and liabilities	96,544	—	7,437	103,981
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	(14,577)	(50,352)	(64,929)
Net cash provided by operating activities	458,363	295,076	(43,394)	710,045
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(26,071)	—	—	(26,071)
Acquisitions, net of cash acquired	(8,000)	—	—	(8,000)
Net cash used in investing activities	(34,071)	—	—	(34,071)
Cash flows from financing activities:
Proceeds from Credit Facility	290,000	—	—	290,000
Repayments of Credit Facility	(210,000)	—	—	(210,000)
Dividends and distributions	(320,046)	—	—	(320,046)
Stock option exercises	1,511	—	—	1,511
Taxes paid related to net share settlement of equity awards	(186,731)	—	—	(186,731)
Other financing activities	1,034	—	—	1,034
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	180,559	(11,886)	168,673
Distributions to non-controlling interests in Consolidated Funds	—	(32,323)	5,415	(26,908)
Borrowings under loan obligations by Consolidated Funds	—	36,947	—	36,947
Repayments under loan obligations by Consolidated Funds	—	(421,112)	—	(421,112)
Net cash used in financing activities	(424,232)	(235,929)	(6,471)	(666,632)
Effect of exchange rate changes	(2,003)	(9,282)	—	(11,285)
Net change in cash and cash equivalents	(1,943)	49,865	(49,865)	(1,943)
Cash and cash equivalents, beginning of period	348,274	1,149,511	(1,149,511)	348,274
Cash and cash equivalents, end of period	$346,331	$1,199,376	$(1,199,376)	$346,331
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with acquisition-related activities	$7,724	$—	$—	$7,724

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$180,623	$42,798	$(16,105)	$207,316
Adjustments to reconcile net income to net cash provided by operating activities	100,469	—	21,292	121,761
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	—	341,609	(12,769)	328,840
Cash flows due to changes in operating assets and liabilities	(132,777)	—	139,848	7,071
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	202,877	(160,293)	42,584
Net cash provided by operating activities	148,315	587,284	(28,027)	707,572
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(8,877)	—	—	(8,877)
Net cash used in investing activities	(8,877)	—	—	(8,877)
Cash flows from financing activities:
Proceeds from Credit Facility	245,000	—	—	245,000
Repayments of Credit Facility	(150,000)	—	—	(150,000)
Dividends and distributions	(251,632)	—	—	(251,632)
Stock option exercises	9,180	—	—	9,180
Taxes paid related to net share settlement of equity awards	(113,431)	—	—	(113,431)
Other financing activities	483	—	—	483
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	103,808	(10,223)	93,585
Distributions to non-controlling interests in Consolidated Funds	—	(28,890)	7,957	(20,933)
Redemptions of redeemable interests in Consolidated Funds	—	(538,985)	—	(538,985)
Borrowings under loan obligations by Consolidated Funds	—	2,914	—	2,914
Repayments under loan obligations by Consolidated Funds	—	(97,325)	—	(97,325)
Net cash used in financing activities	(260,400)	(558,478)	(2,266)	(821,144)
Effect of exchange rate changes	3,224	1,487	—	4,711
Net change in cash and cash equivalents	(117,738)	30,293	(30,293)	(117,738)
Cash and cash equivalents, beginning of period	389,987	724,641	(724,641)	389,987
Cash and cash equivalents, end of period	$272,249	$754,934	$(754,934)	$272,249
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with acquisition-related activities	$115,364	$—	$—	$115,364
Issuance of common stock in connection with settlement of management incentive program	$245,647	$—	$—	$245,647

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
15. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after March 31, 2024 through the date the unaudited condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In May 2024, the Company’s board of directors declared a quarterly dividend of $0.93 per share of Class A and non-voting common stock payable on June 28, 2024 to common stockholders of record at the close of business on June 14, 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Ares Management Corporation is a Delaware corporation. Unless the context otherwise requires, references to “Ares,” “we,” “us,” “our,” and the “Company” are intended to mean the business and operations of Ares Management Corporation and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Company. “Consolidated Funds” refers collectively to certain Ares funds, co-investment vehicles, CLOs and SPACs that are required under U.S. GAAP to be consolidated in our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additional terms used by the Company are defined in the Glossary and throughout the Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Ares Management Corporation and the related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes included in the 2023 Annual Report on Form 10-K of Ares Management Corporation.
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

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the three months ended March 31, 2024, 95% of our management fees were derived from perpetual capital vehicles or long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results from operations, including the fair value of our AUM, are affected by a variety of factors. Conditions in the global financial markets and economic and political environments may impact our business, particularly in the U.S., Europe and Asia-Pacific.

    The following table presents returns of selected market indices:

			Returns (%)
Type of Index	Name of Index	Region	Three months ended March 31, 2024
High yield bonds	ICE BAML High Yield Master II Index	U.S.	1.5
High yield bonds	ICE BAML European Currency High Yield Index	Europe	1.7
Leveraged loans	Credit Suisse Leveraged Loan Index (“CSLLI”)	U.S.	2.5
Leveraged loans	Credit Suisse Western European Leveraged Loan Index	Europe	2.0
Equities	S&P 500 Index	U.S.	10.6
Equities	MSCI All Country World Ex-U.S. Index	Non-U.S.	4.7
Real estate equities	FTSE NAREIT All Equity REITs Index	U.S.	(2.3)
Real estate equities	FTSE EPRA/NAREIT Developed Europe Index	Europe	(3.5)

Global markets began the year positively amid modest inflation and optimistic signaling by central banks. Despite the headwinds and ongoing conflicts in the Middle East and Ukraine, U.S. and European high yield bonds and leveraged loans returned positive performance. The Asian-Pacific markets experienced mixed performance as the region overall continued to show growth primarily driven by resilient demand in Southeast Asia, India and Australia, while opportunities have been limited in China from uncertainty surrounding the economy. Overall, reduced lending activity by banks and limited capital accessibility continued to support private credit growth.

Global equity markets continued to rally into the first quarter of 2024 following a positive finish to 2023. While the public markets began the year positively, the private markets continued to experience challenges with downward pressure on valuations and muted opportunities for realizations. The private equity markets continue to experience a prolonged slowdown in deal activity and we believe potential liquidity constraints from investors have increased the need for flexible capital solutions. Businesses have struggled to navigate this challenging growth and uncertain macroeconomic environment, which we believe has heightened the need for partnerships with value-add managers. This environment underscores the importance of investing in resilient industries where we have the ability to drive fundamental business growth and deliver a systematic approach to long-term value creation.

The commercial real estate markets continued to be impacted by the macroeconomic environment. European and U.S. real estate deal activity remained subdued with limited transactional liquidity. Given the higher interest rate environment, property valuations remain soft, though capitalization rate yields are beginning to stabilize following the sustained widening seen in 2023. We believe certain of these market trends will be offset by continued strong fundamentals, such as occupancy and rental rates, in property types that include multifamily and industrial.

The current market environment has had a more pronounced negative impact on certain industries, including energy, which is an industry in which few of our funds have made investments. As of March 31, 2024, 1% of our total AUM was invested in debt and equity investments in the energy sector (of which less than 1% of our total AUM was invested in midstream investments and also includes oil and gas exploration) and less than 1% of our total AUM was invested in renewable energy investments.

We believe our portfolios across all strategies are well positioned for a fluctuating interest rate environment. On a market value basis, approximately 85% of our debt assets and 56% of our total assets were floating rate instruments as of March 31, 2024.

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
The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2023	$299,350	$65,413	$24,551	$24,760	$4,772	$418,846
Acquisitions	—	—	—	—	71	71
Net new par/equity commitments	7,735	408	315	969	1,515	10,942
Net new debt commitments	6,112	—	—	—	—	6,112
Capital reductions	(1,485)	(128)	(2)	—	—	(1,615)
Distributions	(3,563)	(846)	(36)	(164)	(135)	(4,744)
Redemptions	(2,517)	(434)	(2)	—	—	(2,953)
Net allocations among investment strategies	715	—	(47)	—	(668)	—
Change in fund value	2,292	(309)	(303)	76	(76)	1,680
Balance at 3/31/2024	$308,639	$64,104	$24,476	$25,641	$5,479	$428,339

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2022	$239,299	$66,061	$21,029	$21,961	$3,647	$351,997
Net new par/equity commitments	9,040	765	50	1,246	3,481	14,582
Net new debt commitments	1,423	—	—	—	—	1,423
Capital reductions	(2,081)	(403)	(3)	—	—	(2,487)
Distributions	(1,588)	(1,663)	(266)	(424)	(1,920)	(5,861)
Redemptions	(1,376)	(538)	—	—	(539)	(2,453)
Net allocations among investment strategies	816	—	—	—	(816)	—
Change in fund value	3,601	(108)	(154)	111	(356)	3,094
Balance at 3/31/2023	$249,134	$64,114	$20,656	$22,894	$3,497	$360,295
The components of our AUM are presented below ($ in billions):

AUM: $428.3	AUM: $360.3

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $14.7 billion and $14.6 billion of AUM of funds from which we indirectly earn management fees as of March 31, 2024 and 2023, respectively, and includes $4.1 billion and $3.7 billion of non-fee paying AUM from our general partner and employee commitments as of March 31, 2024 and 2023, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management

FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2023	$185,280	$41,338	$13,124	$19,040	$3,575	$262,357
Acquisitions	—	—	—	—	55	55
Commitments	3,778	296	—	900	1,321	6,295
Deployment/subscriptions/increase in leverage	7,221	862	—	61	—	8,144
Capital reductions	(2,764)	(12)	—	—	—	(2,776)
Distributions	(3,662)	(306)	—	(99)	(135)	(4,202)
Redemptions	(2,149)	(434)	(2)	—	—	(2,585)
Net allocations among investment strategies	886	—	—	—	(886)	—
Change in fund value	543	(404)	(19)	(2)	68	186
Change in fee basis	693	(504)	(538)	(9)	—	(358)
Balance at 3/31/2024	$189,826	$40,836	$12,565	$19,891	$3,998	$267,116

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2022	$158,441	$41,607	$11,281	$17,668	$2,064	$231,061
Commitments	1,081	596	—	107	2,372	4,156
Deployment/subscriptions/increase in leverage	4,984	221	—	110	—	5,315
Capital reductions	(1,533)	(279)	—	—	—	(1,812)
Distributions	(2,536)	(632)	—	(197)	(645)	(4,010)
Redemptions	(1,377)	(538)	—	—	—	(1,915)
Net allocations among investment strategies	816	—	—	—	(816)	—
Change in fund value	1,342	(47)	—	108	(240)	1,163
Change in fee basis	—	—	—	(49)	—	(49)
Balance at 3/31/2023	$161,218	$40,928	$11,281	$17,747	$2,735	$233,909

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $267.1	FPAUM: $233.9

Invested capital/other(1)	Market value(2)	Collateral balances (at par)	Capital commitments

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $60.3 billion and $55.3 billion from funds that primarily invest in illiquid strategies as of March 31, 2024 and 2023, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

Perpetual Capital Assets Under Management

The chart below presents our perpetual capital AUM by segment and type ($ in billions):

Perpetual Capital AUM
$109.2
$4.9
$1.2
$26.1
$77.0
$95.4
$3.0
$0.3
$27.8
$64.3
3/31/2024
3/31/2023
Credit
Real Assets
Secondaries
Other Businesses

Perpetual Capital by Type
$109.2
$22.6
$25.0
$29.1
$32.5
$95.4
$23.7
$19.7
$22.7
$29.3
3/31/2024
3/31/2023
Publicly-Traded Vehicles
Private Commingled Vehicles
Non-Traded Vehicles
Managed Accounts

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For both the three months ended March 31, 2024 and 2023, 95% of management fees were earned from perpetual capital or long-dated funds. The charts below present the composition of our segment management fees by the initial fund duration:

Perpetual Capital - Publicly-Traded Vehicles	Perpetual Capital - Non-Traded Vehicles	Perpetual Capital - Managed Accounts	Perpetual Capital - Private Commingled Vehicles	Long-Dated Funds(1)	Other

(1) Long-dated funds generally have a contractual life of five years or more at inception.

Available Capital and Assets Under Management Not Yet Paying Fees

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Real Assets	Private Equity	Secondaries	Other Businesses
As of March 31, 2024, AUM Not Yet Paying Fees includes $64.6 billion of AUM available for future deployment that could generate approximately $621.5 million in potential incremental annual management fees. As of March 31, 2023, AUM Not Yet Paying Fees included $50.5 billion of AUM available for future deployment that could generate approximately $483.0 million in potential incremental annual management fees.

Incentive Eligible Assets Under Management and Incentive Generating Assets Under Management

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Credit	Real Assets	Private Equity	Secondaries	Other Businesses

As of March 31, 2024, perpetual capital IGAUM generating fee related performance revenues totaled $19.2 billion, composed of $18.2 billion within the Credit Group and $1.0 billion within the Secondaries Group. Fee related performance revenues are not recognized by us until such fees are crystallized and no longer subject to reversal. As of March 31, 2023, perpetual capital IGAUM from which we generated fee related performance revenues totaled $12.9 billion, composed of $12.6 billion within the Credit Group and $0.3 billion within the Secondaries Group.

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

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 4% of our AUM as of March 31, 2024 and 1% of total revenues for the three months ended March 31, 2024. As of March 31, 2024, we consolidated 28 CLOs, 11 private funds and one SPAC, and as of March 31, 2023, we consolidated 25 CLOs, 10 private funds and one SPAC.
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
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the three months ended March 31, 2024 and 2023, we did not deconsolidate any entities.
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

The following table presents our summarized consolidated results of operations ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Total revenues	$707,363	$813,362	$(105,999)	(13)%
Total expenses	(538,493)	(628,636)	90,143	14
Total other income, net	62,178	56,396	5,782	10
Less: Income tax expense	27,233	33,806	6,573	19
Net income	203,815	207,316	(3,501)	(2)
Less: Net income attributable to non-controlling interests in Consolidated Funds	66,716	26,693	40,023	150
Net income attributable to Ares Operating Group entities	137,099	180,623	(43,524)	(24)
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	73	(1,824)	1,897	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	63,999	88,408	(24,409)	(28)
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$73,027	$94,039	(21,012)	(22)

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Revenues
Management fees	$687,692	$600,516	$87,176	15%
Carried interest allocation	(32,478)	151,488	(183,966)	NM
Incentive fees	8,667	8,923	(256)	(3)
Principal investment income	7,050	22,758	(15,708)	(69)
Administrative, transaction and other fees	36,432	29,677	6,755	23
Total revenues	$707,363	$813,362	(105,999)	(13)
Management Fees. Capital deployment in direct lending, alternative credit and opportunistic credit funds within the Credit Group led to a rise in FPAUM and additional management fees of $54.8 million for the three months ended March 31, 2024 compared to the same period in 2023. Part I Fees contributed $22.8 million to the increase over the comparative periods. The increase in Part I Fees was primarily due to: (i) the increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in the average size of their portfolios and the impact of rising interest rates, given their primarily floating-rate loan portfolios; and (ii) ASIF and AESIF that began generating Part I Fees after the first quarter of 2023. Within the Private Equity Group, funds that we manage as a result of the acquisition of the investment management business and related operating entities collectively doing business as Crescent Point Capital (“Crescent Point”) (the “Crescent Point Acquisition”), which was completed on October 2, 2023, generated $7.4 million in additional management fees for the three months ended March 31, 2024. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”

Carried Interest Allocation. The activity was principally composed of the following ($ in millions):

	Three months ended March 31, 2024	Primary Drivers	Three months ended March 31, 2023	Primary Drivers
Credit funds	$219.6
Primarily from four direct lending funds, one alternative credit fund and three opportunistic credit funds with $35.8 billion of IGAUM generating returns in excess of their hurdle rates. Our direct lending funds have benefited from rising interest rates on predominately floating-rate loans. Ares Private Credit Solutions II, L.P. (“PCS II”), Ares Capital Europe V, L.P. (“ACE V”) and our sixth European direct lending fund generated carried interest allocation of $71.3 million, $39.7 million and $7.7 million, respectively, driven by net investment income on an increasing invested capital base. Ares Capital Europe IV, L.P. (“ACE IV”) generated carried interest allocation of $15.7 million driven by net investment income during the period. Within our alternative credit funds, Ares Pathfinder Fund, L.P. (“Pathfinder I”) generated carried interest allocation of $7.7 million driven by market appreciation of certain investments and net investment income during the period. In addition, within our opportunistic credit funds, Ares Special Opportunities Fund II, L.P. (“ASOF II”) generated carried interest allocation of $30.4 million, driven by improving operating performance of portfolio companies that operate in the retail and healthcare industries. Ares Special Situations Fund IV, L.P. (“SSF IV”) and Ares Special Opportunities Fund, L.P. (“ASOF I”) generated carried interest allocation of $29.8 million and $12.4 million, respectively, primarily due to market appreciation of their investments in Savers Value Village (“SVV”) driven by its higher stock price.
			$195.1	Primarily from two opportunistic credit funds, four direct lending funds and one alternative credit fund with $29.1 billion of IGAUM generating returns in excess of their hurdle rates. Appreciation across several portfolio company investments within opportunistic credit was primarily driven by improving operating performance metrics in companies that operate in the services and retail industries. SSF IV and ASOF I generated carried interest allocation of $53.1 million and $25.3 million, respectively. In addition, within our direct lending and alternative credit funds, ACE V generated carried interest allocation of $44.8 million driven by net investment income on an increasing invested capital base. ACE IV, PCS I, Ares Capital Europe III, L.P. (“ACE III”) and Pathfinder I generated carried interest allocation of $24.0 million, $14.6 million, $9.3 million and $3.4 million, respectively, primarily driven by net investment income during the period. Our direct lending and alternative credit funds have benefited from rising interest rates on predominately floating-rate loans.
Real assets funds	(6.9)
Reversal of unrealized carried interest of $10.8 million from two European real estate equity funds, $4.4 million from Ares European Real Estate Fund IV, L.P. (“EF IV”) and $3.0 million from Ares Real Estate Opportunity Fund III, L.P. (“AREOF III”), driven by lower valuations of certain office, hotel, retail and industrial properties. In addition, the reversal of unrealized carried interest of $1.6 million from Ares Climate Infrastructure Partners, L.P. (“ACIP”) was driven by lower valuations of certain investments. The reversal was partially offset by carried interest allocation of $12.8 million from Ares Infrastructure Debt Fund V, L.P. (“IDF V”), driven by net investment income during the period.
			(12.8)	Reversal of unrealized carried interest of $16.5 million from three European real estate equity funds and $5.6 million from three U.S. real estate equity funds primarily driven by lower valuations of certain properties. In addition, reversal of unrealized carried interest of $7.8 million from Ares Energy Investors Fund V, L.P. (“EIF V”) was due to lower valuations of certain investments. Increased operating income and appreciation of certain properties generated carried interest allocation of $7.5 million from two U.S. real estate equity funds and $1.1 million from AREOF III. IDF V generated carried interest allocation of $6.4 million driven by net investment income during the period and ACIP generated carried interest allocation of $4.6 million driven by appreciation of certain investments.
Private equity funds	(236.4)	Reversal of unrealized carried interest allocation of $244.3 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”) was driven by lower operating performance metrics of certain portfolio companies that primarily operate in the healthcare and energy industries. The reversal was partially offset by carried interest allocation generated from Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”) of $28.0 million, driven by appreciation across its investments in several portfolio companies that primarily operate in the services and retail industries and had positive operating performance during the period.	(30.2)	Reversal of unrealized carried interest allocation of $36.5 million from ACOF V was driven by lower operating performance metrics of certain portfolio companies that primarily operate in the healthcare industry. The reversal was partially offset by carried interest allocation of $10.1 million from ACOF VI, driven by appreciation across its investments in several portfolio companies that primarily operate in the services and retail industries.
Secondaries funds	(8.8)	Depreciation across several investments in Landmark Equity Partners XVI, L.P. (“LEP XVI”) and Landmark Equity Partners XVII, L.P. (“LEP XVII”), led to the reversal of unrealized carried interest of $4.5 million and $3.0 million, respectively.	(0.6)	Reversal of unrealized carried interest from LEP XVI driven by depreciation across several investments.
Carried interest allocation	$(32.5)		$151.5

Incentive Fees. The activity was principally composed of the following ($ in millions):

	Three months ended March 31, 2024	Primary Drivers	Three months ended March 31, 2023	Primary Drivers
Credit funds	$2.0	Incentive fee generated from a U.S. direct lending fund following its liquidation and incentive fee adjustment from various U.S. and European direct lending funds following the measurement period.	$1.1	Incentive fee adjustments from two U.S. direct lending funds and one European direct lending fund following the measurement period.
Real assets funds	3.7	Incentive fees generated from an open-ended industrial real estate fund.	4.5	Incentive fees generated from an open-ended industrial real estate fund.
Secondaries funds	3.0	Incentive fees generated from APMF.	3.3	Incentive fees generated from APMF.
Incentive fees	$8.7		$8.9
Principal Investment Income. The activity for the three months ended March 31, 2024 was primarily composed of: (i) appreciation of our investments in certain funds in our opportunistic credit, U.S. and European direct lending and alternative credit strategies; (ii) dividend income from our investments in two European real estate funds; (iii) interest income earned in connection with our investment in an insurance fund, as new investors subsequently committed to the fund and were reallocated capital account balances from existing investors; and partially offset by (iv) unrealized losses from our investments in certain funds in our Asia-Pacific (“APAC”) credit, real estate secondaries and corporate private equity strategies.
The activity for the three months ended March 31, 2023 was primarily composed of appreciation of our investments in certain opportunistic credit and European direct lending funds and dividend income from various investments in funds within our opportunistic credit strategy.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees for the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by: (i) higher administrative fees of $4.3 million from a commercial finance fund during the second quarter of 2023 that were previously eliminated when this fund was consolidated into our results; (ii) higher administrative service fees of $4.4 million primarily from our non-traded vehicles; (iii) higher administrative service fees of $2.4 million that are based on invested capital and are primarily from certain private funds within our Credit Group; and partially offset by (iv) lower development fees of $2.0 million, resulting from a reduction in property-related activities within certain industrial U.S. real estate equity funds.
Expenses

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Expenses
Compensation and benefits	$412,951	$360,781	$(52,170)	(14)%
Performance related compensation	(50,532)	111,658	162,190	NM
General, administrative and other expenses	170,928	148,345	(22,583)	(15)
Expenses of Consolidated Funds	5,146	7,852	2,706	34
Total expenses	$538,493	$628,636	(90,143)	(14)
Compensation and Benefits. The increase in compensation and benefits was primarily driven by higher equity-based compensation expense of $23.2 million, which included expenses of $17.4 million and $10.0 million for the three months ended March 31, 2024 and 2023, respectively, in connection with the immediate vesting provisions of certain awards that occurs annually in the first quarter as a retirement benefit for eligible recipients. Further, the number of unvested restricted units being amortized has increased as has the value of these units with our rising stock price.

In addition, compensation and benefits increased due to: (i) an increase in salary expense of $13.7 million, primarily attributable to headcount growth to support the expansion of our business; (ii) higher Part I Fees compensation of $11.0 million; and (iii) an increase in payroll related taxes of $9.2 million, primarily due to our higher stock price associated with the restricted units that vested during the period. The increase in compensation and benefits for the three months ended March 31, 2024 compared to the same period in 2023 was partially offset by lower incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year. Average headcount increased by 12% to 2,868 professionals for the quarter-to-date period in 2024 from 2,558 professionals for the same period in 2023.

For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment.”

Performance Related Compensation. Changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees described above and include associated payroll related taxes as well as carried interest and incentive fees allocated to charitable organizations as part of our philanthropic initiatives. Performance related compensation generally represents 60% to 80% of carried interest allocation and incentive fees recognized before giving effect to payroll taxes and will vary based on the mix of funds generating carried interest allocation and incentive fees for that period.
General, Administrative and Other Expenses. The increase in general, administrative and other expenses was primarily due to costs incurred to support fundraising for our funds and distribution of shares in our non-traded vehicles. Placement fees increased by $8.7 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to new commitments to our third U.S. senior direct lending fund. Additionally, supplemental distribution fees were $10.8 million and increased by $8.4 million for the three months ended March 31, 2024 when compared to the same period in 2023. These fees will fluctuate with sales volumes and assets under management of our non-traded vehicles and we expect to incur higher supplemental distribution fees in future periods as we continue to develop our distribution relationships and expand our retail product offerings.
Additionally, certain expenses increased during the current period, including occupancy costs, information services and information technology costs. These expenses collectively increased by $10.2 million for the three months ended March 31, 2024 compared to the same period in 2023 to support our growing headcount and the expansion of our business, including occupancy costs for our new corporate headquarters that will be in use later this year.
The increase in general, administrative and other expenses was partially offset by the decrease in amortization expense for intangible assets. For the three months ended March 31, 2023, our results reflected a non-cash impairment charge of $7.8 million to the carrying value of the trade name of SSG Capital Holdings Limited and its operating subsidiaries (“SSG”) as we rebranded and discontinued the use of the SSG trade name. In addition, in the third quarter of 2023, we recognized non-cash impairment charges of $65.7 million to the fair value of certain client relationships from Landmark in connection with lower expected FPAUM in a private equity secondaries fund from existing investors. Excluding the impact non-cash impairment charges described above had on future amortization expense, amortization expense decreased by $3.4 million for the three months ended March 31, 2024 compared to the same period in 2023, as we are no longer amortizing the aforementioned intangible assets.
Other Income (Expense)

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Other income (expense)
Net realized and unrealized gains on investments	$10,516	$1,515	$9,001	NM
Interest and dividend income	5,382	3,839	1,543	40
Interest expense	(37,824)	(24,986)	(12,838)	(51)
Other income (expense), net	270	(923)	1,193	NM
Net realized and unrealized gains on investments of Consolidated Funds	34,424	10,700	23,724	222
Interest and other income of Consolidated Funds	257,276	222,938	34,338	15
Interest expense of Consolidated Funds	(207,866)	(156,687)	(51,179)	(33)
Total other income, net	$62,178	$56,396	5,782	10

Net Realized and Unrealized Gains on Investments. The activity for the three months ended March 31, 2024 included: (i) unrealized gains from the appreciation of our investments in APMF and in the subordinated notes of U.S. CLOs, as well as of our strategic investments in a U.S. energy company and in a company that manages real estate owned properties; and partially offset by (ii) unrealized losses from our strategic investment in a non-core insurance related investment and a company that manages portfolios of non-performing loans.

The activity for the three months ended March 31, 2023 was primarily attributable to: (i) unrealized gains from the appreciation of our investments in APMF and the same strategic investment in a company that manages real estate owned properties; and partially offset by (ii) unrealized losses from our investments in the subordinated notes of U.S. CLOs.

Interest Expense. Interest expense increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to the issuance of the 2028 Senior Notes in November 2023 that increased interest expense by $8.2 million. In addition, higher average SOFR rates and a higher average outstanding balance of the Credit Facility also contributed to the increase over the comparative periods.
Other Income (Expense), Net. The activity for the three months ended March 31, 2024 and 2023 primarily included transaction gains (losses) associated with currency fluctuations impacting the revaluation of assets and liabilities denominated in foreign currencies other than an entity’s functional currency.

Income Tax Expense

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Income before taxes	$231,048	$241,122	$(10,074)	(4)%
Less: Income tax expense	27,233	33,806	6,573	19
Net income	$203,815	$207,316	(3,501)	(2)
The decrease in income tax expense was attributable to lower pre-tax income allocable to AMC for the three months ended March 31, 2024 compared to the same period in 2023 as the income attributed to redeemable and non-controlling interests is generally passed through to partners and not subject to corporate income taxes. The calculation of income taxes is also sensitive to any changes in weighted average daily ownership.
The following table summarizes weighted average daily ownership:

	Three months ended March 31,
	2024	2023
AMC common stockholders	62.32%	60.14%
Non-controlling AOG unitholders	37.68	39.86
The change in ownership was primarily driven by the exchanges of AOG Units, issuance of Class A common stock in connection with stock option exercises, vesting of restricted stock awards and the Crescent Point Acquisition.
Redeemable and Non-Controlling Interests

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Net income	$203,815	$207,316	$(3,501)	(2)%
Less: Net income attributable to non-controlling interests in Consolidated Funds	66,716	26,693	40,023	150
Net income attributable to Ares Operating Group entities	137,099	180,623	(43,524)	(24)
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	73	(1,824)	1,897	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	63,999	88,408	(24,409)	(28)
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$73,027	$94,039	(21,012)	(22)

The change in net income attributable to non-controlling interests in AOG entities over the comparative periods was a result of the respective changes in income before taxes and weighted average daily ownership, as presented above.

Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Expenses of the Consolidated Funds	$(5,146)	$(7,852)	$2,706	34%
Net realized and unrealized gains on investments of Consolidated Funds	34,424	10,700	23,724	222
Interest and other income of Consolidated Funds	257,276	222,938	34,338	15
Interest expense of Consolidated Funds	(207,866)	(156,687)	(51,179)	(33)
Income before taxes	78,688	69,099	9,589	14
Less: Income tax expense (benefit) of Consolidated Funds	(1,130)	478	1,608	NM
Net income	79,818	68,621	11,197	16
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	8,776	32,688	(23,912)	(73)
Other income, net attributable to Ares Management Corporation eliminated upon consolidation	(4,759)	(9,583)	(4,824)	(50)
General, administrative and other expense attributable to Ares Management Corporation eliminated upon consolidation	433	343	(90)	(26)
Net income attributable to non-controlling interests in Consolidated Funds	$66,716	$26,693	40,023	150

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
Non-GAAP Financial Measures
We use the following non-GAAP measures to make operating decisions, assess performance and allocate resources:
•Fee Related Earnings (“FRE”)
•Realized Income (“RI”)
These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. We operate through our distinct operating segments. In February 2024, we announced our intention to reclassify our special opportunities strategy, historically part of our Private Equity Group, to the Credit Group and renamed as opportunistic credit. Opportunistic credit has been reclassified effective January 1, 2024 and is now presented within the Credit Group. Historical periods have been modified to conform to the current period presentation.

The following table sets forth FRE and RI by reportable segment and the OMG ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Fee Related Earnings:
Credit Group	$352,417	$291,640	$60,777	21%
Real Assets Group	46,518	53,662	(7,144)	(13)
Private Equity Group	15,371	9,123	6,248	68
Secondaries Group	25,605	25,430	175	1
Other	2,063	1,281	782	61
Operations Management Group	(140,304)	(126,499)	(13,805)	(11)
Fee Related Earnings	$301,670	$254,637	47,033	18
Realized Income:
Credit Group	$355,968	$293,158	$62,810	21%
Real Assets Group	45,396	52,143	(6,747)	(13)
Private Equity Group	10,330	8,783	1,547	18
Secondaries Group	23,117	24,350	(1,233)	(5)
Other	(5,763)	2,475	(8,238)	NM
Operations Management Group	(139,892)	(126,617)	(13,275)	(10)
Realized Income	$289,156	$254,292	34,864	14

Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported within the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and the OMG ($ in thousands):

	Three months ended March 31,
	2024	2023
Income before taxes	$231,048	$241,122
Adjustments:
Depreciation and amortization expense	36,644	45,659
Equity compensation expense	92,421	68,704
Acquisition-related compensation expense(1)	5,504	642
Acquisition and merger-related expense	10,578	4,955
Placement fee adjustment	5,540	(3,232)
Other expense, net	131	91
Income before taxes of non-controlling interests in consolidated subsidiaries	(3,662)	(5,671)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(65,586)	(27,171)
Total performance (income) loss—unrealized	45,476	(127,713)
Total performance related compensation—unrealized	(64,514)	85,150
Total net investment income—unrealized	(4,424)	(28,244)
Realized Income	289,156	254,292
Total performance income—realized	(23,181)	(31,136)
Total performance related compensation—realized	13,156	23,859
Total investment loss—realized	22,539	7,622
Fee Related Earnings	$301,670	$254,637

(1)Represents earnouts in connection with the acquisition of AMP Capital’s infrastructure debt platform (“Infrastructure Debt Acquisition”) and the Crescent Point Acquisition that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Condensed Consolidated Statements of Operations.

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

Results of Operations by Segment

Credit Group—Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Fee Related Earnings
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Management fees	$510,966	$430,467	$80,499	19%
Fee related performance revenues	755	600	155	26
Other fees	9,911	9,149	762	8
Compensation and benefits	(134,849)	(121,900)	(12,949)	(11)
General, administrative and other expenses	(34,366)	(26,676)	(7,690)	(29)
Fee Related Earnings	$352,417	$291,640	60,777	21

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$511.0
$20.2
$27.4
$105.3
$358.1
$430.5
$0.7
$0.6
$26.5
$83.4
$319.3
Q1 2024
Q1 2023

	Q1 2024	Q1 2023
Effective management fee rate	1.10%	1.07%
Part I Fees' contribution	0.23%	0.21%

Fees from funds in existence in both periods

Part I Fees

Fees from CLOs

Fees from funds launched subsequent to Q1 2023

Fees from funds that no longer pay fees in Q1 2024

Catch-up fees

Management fees from funds launched subsequent to the first quarter of 2023 primarily included Ares Pathfinder Fund II, L.P. (“Pathfinder II”), our third U.S. senior direct lending fund and our sixth European direct lending fund, which collectively contributed $16.9 million in additional management fees for the three months ended March 31, 2024.

Management fees from existing funds increased primarily from the deployment of capital in Pathfinder I, Ares Senior Direct Lending Fund II, L.P. (“SDL II”), ASOF II and an open-ended core alternative credit fund. These funds collectively generated additional management fees of $18.3 million for the three months ended March 31, 2024 compared to the same period in 2023. The remaining increase in management fees from funds in existence in both periods was primarily driven by deployment of capital in other direct lending funds and separately managed accounts (“SMAs”). Management fees from ARCC, ASIF and CADC, excluding Part I Fees described below, increased by $16.4 million over the comparative periods primarily due to an increase in the average size of ARCC’s and CADC’s portfolio and additional capital raised in ASIF. Conversely, management fees from ACE III decreased by $4.1 million over the comparative periods due to a reduction in fee rate. Management fees from CLOs also increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to the net addition of five CLOs for the three months ended March 31, 2024.

Part I Fees increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in the average size of their portfolios and by the impact of rising interest rates, given their primarily floating-rate loan portfolios. Additionally, ASIF and AESIF contributed $6.0 million and $0.9 million, respectively, to the increase in Part I Fees as both funds began generating Part I Fees after the first quarter of 2023.

The increase in effective management fee rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by the increase in Part I Fees’ contribution to the effective management fee rate.

Other Fees. The increase in other fees for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by higher administrative service fees of $2.4 million, which were earned from certain private funds that pay on invested capital. The increase in other fees was partially offset by a decrease of $1.6 million in transaction fees primarily due to lower loan origination income from a U.S. direct lending fund, driven by limited capacity of investable capital from certain investors.

Compensation and Benefits. The increase in compensation and benefits for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by: (i) higher Part I Fees compensation of $11.0 million, corresponding to the increase in revenue; (ii) an increase in salary expense of $3.8 million, primarily attributable to headcount growth to support the expansion of our business; and (iii) an increase in payroll related taxes of $3.7 million, primarily due to our higher stock price associated with the restricted units that vested during the period. The increase in compensation and benefits over the comparative periods was partially offset by lower incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year.

Average headcount increased by 12% to 650 investment and investment support professionals for the quarter-to-date period in 2024 from 579 professionals for the same period in 2023 as we continued to add professionals, primarily to support our growing direct lending and APAC credit platforms.

General, Administrative and Other Expenses. In the effort to develop our distribution relationships and expand our retail product offerings, supplemental distribution fees increased by $3.7 million for the three months ended March 31, 2024 compared to the same period in 2023. Supplemental distribution fees fluctuate with sales volumes and managed assets of our non-traded vehicles.

Additionally, certain expenses increased during the current period, including occupancy costs and information technology costs. These expenses collectively increased by $1.7 million for the three months ended March 31, 2024 compared to the same period in 2023 to support our growing headcount and the expansion of our business, including occupancy costs for our new corporate headquarters that will be in use later this year. We also incurred higher professional service fees of $1.3 million for the three months ended March 31, 2024 compared to the same period in 2023, primarily related to non-reimbursable fund formation costs.

Realized Income

The following table presents the components of the Credit Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Fee Related Earnings	$352,417	$291,640	$60,777	21%
Performance income—realized	16,766	7,410	9,356	126
Performance related compensation—realized	(8,734)	(5,881)	(2,853)	(49)
Realized net performance income	8,032	1,529	6,503	NM
Investment income (loss)—realized	(398)	506	(904)	NM
Interest and other investment income—realized	4,930	8,113	(3,183)	(39)
Interest expense	(9,013)	(8,630)	(383)	(4)
Realized net investment loss	(4,481)	(11)	(4,470)	NM
Realized Income	$355,968	$293,158	62,810	21

Realized net performance income for the three months ended March 31, 2024 primarily included (i) tax distributions from Ares Private Credit Solutions, L.P. (“PCS I”) and an alternative credit fund; and (ii) incentive fees primarily from two U.S. direct lending funds and an alternative credit fund. Realized net performance income for the three months ended March 31, 2023 was primarily attributable to carried interest distributions from a U.S. direct lending fund and a European direct lending fund.

Realized net investment loss for the three months ended March 31, 2024 and 2023 largely represents interest expense exceeding investment income during these periods. The activity for both periods included interest income generated from our CLO investments, which we earned a similar level of income from 14 and 15 CLO investments for the three months ended March 31, 2024 and 2023, respectively. The activity for the three months ended March 31, 2023 also included income recognized in connection with distributions from our investment in a commercial finance fund that was sold during the second quarter of 2023.

Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023 and to higher average SOFR rates and a higher average outstanding balance of our Credit Facility.

Credit Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of March 31, 2024			As of December 31, 2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
Pathfinder I	$162,875	$138,444	$24,431	$155,136	$131,866	$23,270
ASOF I	369,420	258,891	110,529	357,016	250,198	106,818
ASOF II	111,339	77,937	33,402	80,926	56,648	24,278
PCS I	126,161	74,549	51,612	123,979	73,258	50,721
PCS II	110,672	65,346	45,326	38,128	22,573	15,555
ACE IV	165,299	107,327	57,972	149,584	97,123	52,461
ACE V	271,905	171,187	100,718	232,201	146,219	85,982
Other credit funds	438,334	283,083	155,251	414,318	263,581	150,737
Total Credit Group	$1,756,005	$1,176,764	$579,241	$1,551,288	$1,041,466	$509,822
The following table presents the change in accrued performance income for the Credit Group ($ in thousands):

		As of December 31, 2023	Activity during the period				As of March 31, 2024
	Waterfall Type	Accrued Performance Income	Change in Unrealized		Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
Pathfinder I	European	$155,136	$7,739		$—	$—	$162,875
ASOF I	European	357,016	12,404	—	—	—	369,420
ASOF II	European	80,926	30,413		—	—	111,339
PCS I	European	123,979	8,094		(5,943)	31	126,161
PCS II	European	38,128	71,289		—	1,255	110,672
ACE IV	European	149,584	15,715		—	—	165,299
ACE V	European	232,201	39,704		—	—	271,905
Other credit funds	European	389,887	33,131		(6,627)	(2,243)	414,148
Other credit funds	American	24,431	1,095		(2,913)	1,573	24,186
Total accrued carried interest		1,551,288	219,584		(15,483)	616	1,756,005
Other credit funds	Incentive	—	1,283		(1,283)	—	—
Total Credit Group		$1,551,288	$220,867		$(16,766)	$616	$1,756,005

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2023	$47,299	$33,886	$14,554	$123,073	$68,264	$11,920	$354	$299,350
Net new par/equity commitments	695	1,828	—	2,462	2,692	—	58	7,735
Net new debt commitments	994	—	—	4,836	662	(380)	—	6,112
Capital reductions	(1,134)	—	—	(553)	51	151	—	(1,485)
Distributions	(45)	(438)	(289)	(1,487)	(1,199)	(105)	—	(3,563)
Redemptions	(1,695)	—	—	(720)	(102)	—	—	(2,517)
Net allocations among investment strategies	—	668	—	—	150	—	(103)	715
Change in fund value	133	537	291	1,570	(317)	77	1	2,292
Balance at 3/31/2024	$46,247	$36,481	$14,556	$129,181	$70,201	$11,663	$310	$308,639

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2022	$43,864	$21,363	$13,720	$98,327	$50,642	$11,383	$—	$239,299
Net new par/equity commitments	401	2,289	—	1,776	4,324	—	250	9,040
Net new debt commitments	466	—	—	740	217	—	—	1,423
Capital reductions	(62)	—	—	(838)	(1,181)	—	—	(2,081)
Distributions	(143)	(248)	(61)	(704)	(397)	(35)	—	(1,588)
Redemptions	(545)	(739)	—	(92)	—	—	—	(1,376)
Net allocations among investment strategies	4	812	—	—	—	—	—	816
Change in fund value	511	340	332	1,003	1,429	(14)	—	3,601
Balance at 3/31/2023	$44,496	$23,817	$13,991	$100,212	$55,034	$11,334	$250	$249,134

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated in a subsequent period as commitments to an investment strategy.
The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $308.6	AUM: $249.1

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $14.7 billion and $14.6 billion of AUM of funds from which we indirectly earn management fees as of March 31, 2024 and 2023, respectively, and includes $1.7 billion and $1.6 billion of non-fee paying AUM from our general partner and employee commitments as of March 31, 2024 and 2023, respectively.

Credit Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2023	$46,140	$23,218	$8,490	$67,596	$34,246	$5,590	$185,280
Commitments	1,223	—	—	2,549	6	—	3,778
Deployment/subscriptions/increase in leverage	—	1,233	340	3,474	1,875	299	7,221
Capital reductions	(967)	—	—	(1,324)	(455)	(18)	(2,764)
Distributions	(46)	(373)	(246)	(2,423)	(250)	(324)	(3,662)
Redemptions	(1,695)	—	—	(88)	(366)	—	(2,149)
Net allocations among investment strategies	—	886	—	—	—	—	886
Change in fund value	367	22	—	603	(478)	29	543
Balance at 3/31/2024	$45,022	$24,986	$8,584	$70,387	$35,271	$5,576	$189,826

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2022	$42,191	$15,904	$7,166	$57,568	$29,561	$6,051	$158,441
Commitments	415	25	—	641	—	—	1,081
Deployment/subscriptions/increase in leverage	254	987	703	1,415	1,359	266	4,984
Capital reductions	(62)	—	—	(1,279)	(3)	(189)	(1,533)
Distributions	(105)	(879)	(400)	(738)	(40)	(374)	(2,536)
Redemptions	(544)	(656)	—	(92)	(85)	—	(1,377)
Net allocations among investment strategies	4	812	—	—	—	—	816
Change in fund value	479	68	—	384	414	(3)	1,342
Balance at 3/31/2023	$42,632	$16,261	$7,469	$57,899	$31,206	$5,751	$161,218

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $189.8	FPAUM: $161.2

Invested capital	Market value(1)	Collateral balances (at par)	Capital commitments

(1)Includes $36.8 billion and $30.9 billion from funds that primarily invest in illiquid strategies as of March 31, 2024 and 2023, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of March 31, 2024

ARCC contributed approximately 34% of the Credit Group’s total management fees for the three months ended March 31, 2024. In addition, the Credit Group’s other significant funds, which are presented in the tables below, collectively contributed approximately 30% of the Credit Group’s management fees for the three months ended March 31, 2024.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of March 31, 2024 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
ARCC(2)	2004	$29,169	N/A	4.0	N/A	12.1	U.S. Direct Lending
CADC(3)	2017	5,569	N/A	2.8	N/A	6.6	U.S. Direct Lending
Open-ended core alternative credit fund(4)	2021	5,023	3.2	2.4	10.5	7.9	Alternative Credit

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
(4)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. The fund is made up of a Main Class (“Class M”) and a Constrained Class (“Class C”). Class M includes investors electing to participate in all investments and Class C includes investors electing to be excluded from exposure to liquid investments. Returns presented in the table are for onshore Class M. The current quarter gross and net returns for Class M (offshore) are 3.4% and 2.5%, respectively. The since inception gross and net returns for Class M (offshore) are 10.5% and 7.5%, respectively. The current quarter gross and net returns for Class C (offshore) are 2.6% and 1.9%, respectively. The since inception gross and net returns for Class C (offshore) are 10.4% and 7.5%, respectively. Prior to the current period, returns were reported using the annualized since inception IRR and MoIC. The gross and net IRR for Class M (onshore) are 12.2% and 9.0%, respectively. The gross and net MoIC for Class M (onshore) are 1.1x and 1.1x, respectively. The gross and net IRR for Class M (offshore) are 12.2% and 8.8%, respectively. The gross and net MoIC for Class M (offshore) are 1.1x and 1.1x, respectively. The gross and net IRR for Class C (offshore) are 10.8% and 7.9%, respectively. The gross and net MoIC for Class C (offshore) are 1.2x and 1.1x, respectively.

The following table presents the performance data of the Credit Group’s significant drawdown funds as of March 31, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
SDL I Unlevered	2018	$4,684	$922	$872	$380	$688	$1,068	1.3x	1.2x	9.2	7.1	U.S. Direct Lending
SDL I Levered			2,045	2,022	1,211	1,514	2,725	1.5x	1.3x	15.4	11.5
ACE IV Unlevered(7)	2018	9,996	2,851	2,265	934	1,914	2,848	1.3x	1.2x	8.2	5.8	European Direct Lending
ACE IV Levered(7)			4,819	3,838	2,184	3,052	5,236	1.5x	1.3x	11.1	8.3
ASOF I	2019	5,337	3,518	3,134	1,967	3,193	5,160	1.9x	1.6x	24.9	19.4	Opportunistic Credit
Funds Deploying Capital
Pathfinder I	2020	4,255	3,683	3,177	277	3,560	3,837	1.3x	1.2x	16.6	11.8	Alternative Credit
PCS II	2020	5,702	5,114	3,522	448	3,693	4,141	1.2x	1.1x	11.7	7.8	U.S. Direct Lending
ACE V Unlevered(8)	2020	16,901	7,026	5,095	810	5,172	5,982	1.2x	1.2x	11.5	8.5	European Direct Lending
ACE V Levered(8)			6,376	4,618	1,077	4,720	5,797	1.3x	1.2x	17.1	12.4
ASOF II	2021	7,746	7,128	4,062	10	4,580	4,590	1.2x	1.1x	15.4	10.4	Opportunistic Credit
SDL II Unlevered	2021	15,936	1,989	1,320	163	1,342	1,505	1.2x	1.1x	12.5	9.8	U.S. Direct Lending
SDL II Levered			6,047	3,896	758	3,995	4,753	1.3x	1.2x	20.4	15.5

(1)For funds other than our opportunistic credit funds, realized value represent the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner. For our opportunistic credit funds, realized value represent the sum of all cash distributions to the fee-paying limited partners and if applicable, exclude tax and incentive distributions made to the general partner.
(2)Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated. For funds other than our opportunistic credit funds, the unrealized value is based on all partners. For our opportunistic credit funds, the unrealized value is based on the fee-paying limited partners.
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
(7)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered and one feeder fund: ACE IV (D) Levered. ACE IV (E) Levered includes the ACE IV (D) Levered feeder fund. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered exclude the U.S. dollar denominated feeder fund. The gross and net IRR for ACE IV (G) Unlevered are 9.7% and 7.1%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.4x and 1.3x, respectively. The gross and net IRR for ACE IV (G) Levered are 12.8% and 9.1%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE IV (D) Levered are 13.0% and 9.6%, respectively. The gross and net MoIC for ACE IV (D) Levered are 1.6x and 1.4x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered, and two feeder funds: ACE V (D) Levered and ACE V (Y) Unlevered. ACE V (E) Levered includes the ACE V (D) Levered feeder fund and ACE V (E) Unlevered includes the ACE V (Y) Unlevered feeder fund. The gross and net IRR and gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Levered exclude the ACE V (D) Levered feeder fund and metrics for ACE V (E) Unlevered exclude the ACE V (Y) Unlevered feeder fund. The gross and net IRR for ACE V (G) Unlevered are 13.2% and 10.0%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE V (G) Levered are 17.8% and 13.1%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.3x and 1.3x, respectively. The gross and net IRR for ACE V (D) Levered are 16.3% and 12.1%, respectively. The gross and net MoIC for ACE V (D) Levered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE V (Y) Unlevered are 11.2% and 8.1%, respectively. The gross and net MoIC for ACE V (Y) Unlevered are 1.2x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Real Assets Group—Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Fee Related Earnings
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Management fees	$93,814	$97,470	$(3,656)	(4)%
Other fees	5,075	6,462	(1,387)	(21)
Compensation and benefits	(37,918)	(37,986)	68	0
General, administrative and other expenses	(14,453)	(12,284)	(2,169)	(18)
Fee Related Earnings	$46,518	$53,662	(7,144)	(13)

Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

Management fees decreased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the early termination of the advisory agreements of two U.S. industrial real estate equity funds, which generated make-whole termination fees of $3.3 million in the prior year period. Management fees decreased over the comparative periods by: (i) $2.3 million from Ares Industrial Real Estate Income Trust, Inc. (“AIREIT”), driven by a decrease in average capital base due to market-based asset depreciation; (ii) $1.7 million from Infrastructure Debt Fund IV, L.P. (“IDF IV”) due to distributions that reduced the fee base as the fund is past its investment period; and (iii) $1.3 million from AREOF III due to a contractual reduction in the fee base that was triggered at the expiration of the fund’s investment period.

The decrease in management fees over the comparative periods was partially offset by increases of: (i) $2.8 million from IDF V that was driven by the deployment of capital; (ii) $2.2 million, excluding catch-up fees of $0.2 million for each period, from our fourth U.S. opportunistic real estate equity fund that was driven by new capital commitments; and (iii) $2.5 million from our second climate infrastructure fund, driven by new capital commitments.

The increase in effective management fee rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by deployment of capital within our real estate equity funds. Certain of our private real estate equity funds pay a fee on committed capital that increases once that capital is invested. As a result, our effective management fee rate increases as capital is deployed.
Other Fees. The decrease in other fees for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to the decrease in development fees resulting from a reduction in property-related activities within certain industrial U.S. real estate equity funds.
Compensation and Benefits. Compensation and benefits remained relatively flat for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The change over the comparative periods was composed of: (i) an increase in salary expense of $1.5 million, primarily attributable to headcount growth to support the expansion of our business; (ii) an increase in payroll related taxes of $2.1 million, primarily due to our higher stock price associated with the restricted units that vested during the period; and (iii) lower incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year.
Average headcount for the quarter-to-date period increased by 9% to 378 investment and investment support professionals for three months ended March 31, 2024 from 347 professionals for the same period in 2023.
General, Administrative and Other Expenses. The increase in general, administrative and other expenses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by $1.5 million in non-recurring legal expenses.
Realized Income

The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Fee Related Earnings	$46,518	$53,662	$(7,144)	(13)%
Performance income—realized	3,677	6,086	(2,409)	(40)
Performance related compensation—realized	(2,228)	(3,758)	1,530	41
Realized net performance income	1,449	2,328	(879)	(38)
Investment loss—realized	(457)	(1,772)	1,315	74
Interest and other investment income—realized	3,835	1,821	2,014	111
Interest expense	(5,949)	(3,896)	(2,053)	(53)
Realized net investment loss	(2,571)	(3,847)	1,276	33
Realized Income	$45,396	$52,143	(6,747)	(13)

Realized net performance income for the three months ended March 31, 2024 and 2023 was primarily attributable to incentive fees generated from an open-ended industrial real estate fund that vary due to a three-year measurement period calculated for each investor in the fund and to the fund’s performance during those periods. Realized net performance income for the three months ended March 31, 2023 also included distributions of net investment income from US Real Estate Fund VIII, L.P. (“US VIII”).

Realized net investment loss for the three months ended March 31, 2024 and 2023 largely represents interest expense exceeding investment income during these periods. Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023 and to higher average SOFR rates and a higher average outstanding balance of our Credit Facility.

Realized net investment loss for the three months ended March 31, 2024 was partially offset by dividend income received from a European real estate fund.

Realized net investment loss for the three months ended March 31, 2023 included realized losses recognized from a real estate debt vehicle, driven by interest expense with no associated investment income during the period. Such realized loss is not expected to recur in 2024 as we no longer hold the investment. Realized net investment loss for the prior year period was partially offset by distributions of net investment income from an infrastructure opportunities and an infrastructure debt vehicle.

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of March 31, 2024			As of December 31, 2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US VIII	$31,441	$20,165	$11,276	$32,199	$20,651	$11,548
US Real Estate Fund IX, L.P. (“US IX”)	92,573	57,396	35,177	89,958	55,774	34,184
AREOF III	32,696	19,618	13,078	35,715	21,429	14,286
EF IV	44,790	26,874	17,916	49,150	29,490	19,660
EIF V	95,380	71,301	24,079	93,598	69,969	23,629
IDF V	67,478	40,497	26,981	56,065	33,677	22,388
Other real assets funds	124,182	82,160	42,022	140,167	92,468	47,699
Total Real Assets Group	$488,540	$318,011	$170,529	$496,852	$323,458	$173,394

The following table presents the change in accrued performance income for the Real Assets Group ($ in thousands):

		As of December 31, 2023	Activity during the period			As of March 31, 2024
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US VIII	European	$32,199	$(758)	$—	$—	$31,441
US IX	European	89,958	2,615	—	—	92,573
AREOF III	European	35,715	(3,019)	—	—	32,696
EF IV	American	49,150	(4,360)	—	—	44,790
EIF V	European	93,598	1,782	—	—	95,380
IDF V	European	56,065	12,783	—	(1,370)	67,478
Other real assets funds	European	112,477	(3,825)	—	(13)	108,639
Other real assets funds	American	27,690	(12,134)	(13)	—	15,543
Total accrued carried interest		496,852	(6,916)	(13)	(1,383)	488,540
Other real assets funds	Incentive	—	3,664	(3,664)	—	—
Total Real Assets Group		$496,852	$(3,252)	$(3,677)	$(1,383)	$488,540

Real Assets Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2023	$29,177	$9,386	$11,152	$6,248	$9,450	$65,413
Net new par/equity commitments	297	—	12	—	99	408
Capital reductions	—	—	(128)	—	—	(128)
Distributions	(177)	(16)	(80)	(3)	(570)	(846)
Redemptions	(364)	—	(70)	—	—	(434)
Change in fund value	(264)	(156)	(16)	54	73	(309)
Balance at 3/31/2024	$28,669	$9,214	$10,870	$6,299	$9,052	$64,104

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$31,460	$8,561	$11,161	$5,194	$9,685	$66,061
Net new par/equity commitments	588	15	162	—	—	765
Capital reductions	(245)	—	(158)	—	—	(403)
Distributions	(1,508)	(14)	(62)	(17)	(62)	(1,663)
Redemptions	(256)	—	(282)	—	—	(538)
Change in fund value	(201)	(29)	5	(2)	119	(108)
Balance at 3/31/2023	$29,838	$8,533	$10,826	$5,175	$9,742	$64,114

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $64.1	AUM: $64.1

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.6 billion of non-fee paying AUM from our general partner and employee commitments as of March 31, 2024 and 2023.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2023	$20,844	$6,189	$3,277	$5,148	$5,880	$41,338
Commitments	296	—	—	—	—	296
Deployment/subscriptions/increase in leverage	246	119	102	39	356	862
Capital reductions	—	(12)	—	—	—	(12)
Distributions	(141)	(31)	(57)	(69)	(8)	(306)
Redemptions	(364)	—	(70)	—	—	(434)
Change in fund value	(290)	(125)	13	58	(60)	(404)
Change in fee basis	(504)	—	—	—	—	(504)
Balance at 3/31/2024	$20,087	$6,140	$3,265	$5,176	$6,168	$40,836

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$21,788	$5,634	$3,691	$4,524	$5,970	$41,607
Commitments	581	15	—	—	—	596
Deployment/subscriptions/increase in leverage	19	18	39	46	99	221
Capital reductions	(245)	—	(34)	—	—	(279)
Distributions	(396)	(55)	(63)	—	(118)	(632)
Redemptions	(256)	—	(282)	—	—	(538)
Change in fund value	(191)	73	14	—	57	(47)
Balance at 3/31/2023	$21,300	$5,685	$3,365	$4,570	$6,008	$40,928
The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $40.8	FPAUM: $40.9

Market value(1)	Invested capital/other(2)	Capital commitments

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.
(2)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.

Real Assets Group—Fund Performance Metrics as of March 31, 2024

The four significant funds presented in the tables below collectively contributed approximately 40% of the Real Assets Group’s management fees for the three months ended March 31, 2024.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Assets Group as of March 31, 2024 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
Ares Real Estate Income Trust, Inc. (“AREIT”)(2)	2012	$5,289	N/A	(2.8)	N/A	6.3	U.S. Real Estate Equity
AIREIT(3)	2017	7,499	N/A	(4.0)	N/A	8.8	U.S. Real Estate Equity
Open-ended industrial real estate fund(4)	2017	4,666	(1.9)	(1.9)	18.7	15.2	U.S. Real Estate Equity

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

The following table presents the performance data of the Real Assets Group’s significant drawdown fund as of March 31, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Deploying Capital
IDF V(7)	2020	$4,768	$4,585	$3,645	$566	$3,455	$4,021	1.1x	1.1x	12.4	9.5	Infrastructure Debt

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
(7)IDF V is made up of U.S. Dollar hedged, Euro unhedged, GBP hedged, Yen hedged, and single investor parallel funds. The gross and net IRR and MoIC presented in the table are for the U.S. Dollar hedged parallel fund. The gross and net IRR for the single investor U.S. Dollar parallel fund are 9.9% and 7.6%, respectively. The gross and net MoIC for the single investor U.S. Dollar parallel fund are 1.1x and 1.1x, respectively. The gross and net IRR for the Euro unhedged parallel fund are 11.9% and 9.0%, respectively. The gross and net MoIC for the Euro unhedged parallel fund are 1.1x and 1.1x, respectively. The gross and net IRR for the GBP hedged parallel fund are 12.0% and 8.9%, respectively. The gross and net MoIC for the GBP hedged parallel fund are 1.1x and 1.1x, respectively. The gross and net IRR for the Yen hedged parallel fund are 11.0% and 7.7%, respectively. The gross and net MoIC for the Yen hedged parallel fund are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for IDF V are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Private Equity Group—Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Fee Related Earnings
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Management fees	$34,933	$29,840	$5,093	17%
Other fees	439	394	45	11
Compensation and benefits	(14,785)	(16,626)	1,841	11
General, administrative and other expenses	(5,216)	(4,485)	(731)	(16)
Fee Related Earnings	$15,371	$9,123	6,248	68

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):

Management fees for the comparative periods increased primarily due to fees from funds that we manage as a result of the Crescent Point Acquisition that generated $7.4 million in additional fees for the three months ended March 31, 2024. The increase in management fees was partially offset by a decrease of $2.7 million in fees from an energy opportunities fund, driven by the change in fee base from capital commitments to invested capital and reduction in fee rate from 1.50% to 0.75%. Both the change in fee base and the reduction in fee rate were contractually triggered at the expiration of the fund’s investment period.

The increase in effective management fee rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by certain funds from the Crescent Point Acquisition that have a higher effective management fee rate than the average effective management fee rate of the funds within corporate private equity.

Compensation and Benefits. The decrease in compensation and benefits for the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by lower incentive-based compensation as it is dependent on our operating performance and is expected to fluctuate each period. The decrease for the three months ended March 31, 2024 compared to the same period in 2023 was partially offset by an increase in salary and benefits costs of $2.9 million related to the increase in headcount from the Crescent Point Acquisition.

Average headcount increased by 13% to 106 investment and investment support professionals for the quarter-to-date period in 2024 from 94 professionals for the same period in 2023, primarily due to the Crescent Point Acquisition.

General, Administrative and Other Expenses. The increase in general, administrative and other expenses for the three months ended March 31, 2024 compared to the same period in 2023 largely reflects Crescent Point’s operating expenses following the Crescent Point Acquisition.

Realized Income
The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Fee Related Earnings	$15,371	$9,123	$6,248	68%
Performance income—realized	2,738	17,640	(14,902)	(84)
Performance related compensation—realized	(2,194)	(14,220)	12,026	85
Realized net performance income	544	3,420	(2,876)	(84)
Investment income—realized	120	879	(759)	(86)
Interest and other investment income—realized	184	166	18	11
Interest expense	(5,889)	(4,805)	(1,084)	(23)
Realized net investment loss	(5,585)	(3,760)	(1,825)	(49)
Realized Income	$10,330	$8,783	1,547	18
Realized net performance income for the three months ended March 31, 2024 was attributable to realized gains from Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) investment in an energy company. Realized net performance income for the three months ended March 31, 2023 included realized gains from the partial sale of ACOF IV’s investment in the AZEK Company (“AZEK”).

Realized net investment loss for the three months ended March 31, 2024 and 2023 was primarily attributable to interest expense exceeding investment income during these periods. Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023 and to higher average SOFR rates and a higher average outstanding balance of our Credit Facility.

Private Equity Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in thousands):

	As of March 31, 2024			As of December 31, 2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF IV	$164,181	$131,474	$32,707	$181,317	$145,197	$36,120
ACOF V	230,560	184,887	45,673	474,878	380,807	94,071
ACOF VI	365,119	311,490	53,629	337,142	289,118	48,024
Other funds	49,505	36,552	12,953	55,178	42,295	12,883
Total Private Equity Group	$809,365	$664,403	$144,962	$1,048,515	$857,417	$191,098
The following table presents the change in accrued carried interest for the Private Equity Group ($ in thousands):

		As of December 31, 2023	Activity during the period		As of March 31, 2024
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
ACOF IV	American	$181,317	$(14,398)	$(2,738)	$164,181
ACOF V	American	474,878	(244,318)	—	230,560
ACOF VI	American	337,142	27,977	—	365,119
Other funds	European	46,078	(2,409)	—	43,669
Other funds	American	9,100	(3,264)	—	5,836
Total Private Equity Group		$1,048,515	$(236,412)	$(2,738)	$809,365

Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Other(1)	Total Private Equity Group
Balance at 12/31/2023	$20,998	$3,414	$139	$24,551
Net new par/equity commitments	254	3	58	315
Capital reductions	(2)	—	—	(2)
Distributions	(25)	(11)	—	(36)
Redemptions	—	(2)	—	(2)
Net allocations among investment strategies	150	—	(197)	(47)
Change in fund value	(145)	(158)	—	(303)
Balance at 3/31/2024	$21,230	$3,246	$—	$24,476

	Corporate Private Equity	APAC Private Equity	Other	Total Private Equity Group
Balance at 12/31/2022	$20,939	$90	$—	$21,029
Net new par/equity commitments	50	—	—	50
Capital reductions	(3)	—	—	(3)
Distributions	(266)	—	—	(266)
Change in fund value	(155)	1	—	(154)
Balance at 3/31/2023	$20,565	$91	$—	$20,656

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated in a subsequent period as commitments to an investment strategy.

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $24.5	AUM: $20.6

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.3 billion and $1.0 billion of non-fee paying AUM from our general partner and employee commitments as of March 31, 2024 and 2023, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions). There was no change in fee paying AUM for the Private Equity Group for the three months ended March 31, 2023:

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2023	$11,459	$1,665	$13,124
Redemptions	—	(2)	(2)
Change in fund value	(19)	—	(19)
Change in fee basis	(536)	(2)	(538)
Balance at 3/31/2024	$10,904	$1,661	$12,565

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2022	$11,277	$4	$11,281
Balance at 3/31/2023	$11,277	$4	$11,281

The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $12.6	FPAUM: $11.3

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of March 31, 2024

The two significant funds presented in the table below collectively contributed approximately 71% of the Private Equity Group’s management fees for the three months ended March 31, 2024.

The following table presents the performance data of the Private Equity Group’s significant drawdown funds as of March 31, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
ACOF V	2017	$8,597	$7,850	$7,611	$3,515	$8,087	$11,602	1.5x	1.4x	10.7	8.1	Corporate Private Equity
Funds Deploying Capital
ACOF VI	2020	7,575	5,743	5,129	746	6,745	7,491	1.4x	1.3x	23.6	16.7	Corporate Private Equity

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
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 8.2% for ACOF V and 15.7% for ACOF VI.

Secondaries Group—Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Fee Related Earnings

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Management fees	$44,421	$39,863	$4,558	11%
Fee related performance revenues	2,962	3,271	(309)	(9)
Other fees	4	—	4	NM
Compensation and benefits	(12,714)	(13,412)	698	5
General, administrative and other expenses	(9,068)	(4,292)	(4,776)	(111)
Fee Related Earnings	$25,605	$25,430	175	1

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):

Management fees increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to higher management fees from APMF of $3.0 million due to additional capital raised and also as we contractually agreed to a reduced fee rate of 0.25% from inception through March 31, 2023 that subsequently increased to 1.40% beginning in the second quarter of 2023. Management fees included catch-up fees of $0.2 million from our third infrastructure secondaries fund for the three months ended March 31, 2024 and $0.9 million from Landmark Real Estate Fund IX, L.P. (“LREF IX”) for the three months ended March 31, 2023. Excluding catch-up fees, management fees increased over the comparative periods by: (i) $0.6 million from our third infrastructure secondaries fund, which launched during the fourth quarter of 2023; and (ii) $1.7 million from LREF IX. The increases in management fees for these funds was primarily driven by capital commitments.

The increase in effective management fee rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to additional capital raised by APMF, as well as the higher fee rate for APMF following the expiration of the fee waiver provided for the twelve months from the fund’s inception.

Compensation and Benefits. The decrease in compensation and benefits for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by lower fee related performance compensation of $2.0 million. Pursuant to a contractual expense limitation agreement with APMF to reduce its expense ratio, we have agreed to temporarily reimburse the fund for certain expenses in excess of 0.30% per annum of the average monthly net assets of each class of APMF shares. Such reimbursements, as well as supplemental distribution fees paid by us to brokerage firms, will result in a corresponding decrease in discretionary fee related performance compensation until reimbursed expenses have been recovered from fee related performance revenues earned from APMF. The decrease over the comparative period was partially offset by an increase in payroll related taxes of $0.8 million primarily due to our higher stock price associated with the restricted units that vested during the period.

Average headcount increased by 11% to 111 investment and investment support professionals for the quarter-to-date period in 2024 from 100 professionals for the same period in 2023.
General, Administrative and Other Expenses. In an effort to accelerate the growth of APMF’s assets, we entered into agreements beginning in the second quarter of 2023 that pay distribution partners a supplemental distribution fee based on assets and/or sales. These agreements resulted in $3.5 million of expenses for the three months ended March 31, 2024 and are expected to fluctuate with sales and the growth in assets. These supplemental distribution fees will reduce fee related performance compensation to the extent that fee related performance revenues are earned from APMF. Additionally, certain other expenses have also increased during the current period, primarily occupancy costs, which support our growing headcount based in higher cost locations, and information technology costs. Collectively, these expenses increased by $1.3 million for the three months ended March 31, 2024 compared to the same period in 2023.

Realized Income

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Fee Related Earnings	$25,605	$25,430	$175	1%
Interest and other investment income—realized	210	1,225	(1,015)	(83)
Interest expense	(2,698)	(2,305)	(393)	(17)
Realized net investment loss	(2,488)	(1,080)	(1,408)	(130)
Realized Income	$23,117	$24,350	(1,233)	(5)

Realized net investment loss for the three months ended March 31, 2024 and 2023 largely represents interest expense exceeding investment income during these periods. Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023 and to higher average SOFR rates and a higher average outstanding balance of our Credit Facility. The activity for the three months ended March 31, 2023 also included dividend income received from APMF.

Secondaries Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondaries Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of March 31, 2024			As of December 31, 2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$124,175	$106,272	$17,903	$128,650	$110,053	$18,597
Landmark Real Estate Fund VIII, L.P. (“LREF VIII”)	95,812	83,415	12,397	97,366	84,256	13,110
Other secondaries funds	53,940	46,435	7,505	57,339	48,897	8,442
Total Secondaries Group	$273,927	$236,122	$37,805	$283,355	$243,206	$40,149

The following table presents the change in accrued performance income for the Secondaries Group ($ in thousands):

		As of December 31, 2023	Activity during the period		As of March 31, 2024
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
Accrued Carried Interest
LEP XVI	European	$128,650	$(4,475)	$—	$124,175
LREF VIII	European	97,366	(1,554)	—	95,812
Other secondaries funds	European	57,339	(3,399)	—	53,940
Total Secondaries Group		$283,355	$(9,428)	$—	$273,927

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other	Total Secondaries Group
Balance at 12/31/2023	$13,174	$7,826	$2,380	$1,380	$—	$24,760
Net new par/equity commitments	536	150	215	68	—	969
Distributions	(140)	(23)	—	(1)	—	(164)
Change in fund value	10	22	29	15	—	76
Balance at 3/31/2024	$13,580	$7,975	$2,624	$1,462	$—	$25,641

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 12/31/2022	$12,769	$7,552	$1,640	$—	$—	$21,961
Net new par/equity commitments	21	237	—	938	50	1,246
Distributions	(258)	(96)	(70)	—	—	(424)
Change in fund value	138	(26)	(1)	—	—	111
Balance at 3/31/2023	$12,670	$7,667	$1,569	$938	$50	$22,894

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated in a subsequent period as commitments to an investment strategy.

The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $25.6	AUM: $23.0

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.5 billion of non-fee paying AUM from our general partner and employee commitments as of March 31, 2024 and 2023, respectively.

Secondaries Group—Fee Paying AUM

The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2023	$11,204	$5,978	$1,763	$95	$19,040
Commitments	536	150	214	—	900
Deployment/subscriptions/increase in leverage	—	60	1	—	61
Distributions	(65)	(16)	—	(18)	(99)
Change in fund value	(35)	39	(6)	—	(2)
Change in fee basis	1	(8)	—	(2)	(9)
Balance at 3/31/2024	$11,641	$6,203	$1,972	$75	$19,891

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2022	$11,062	$5,313	$1,293	$—	$17,668
Commitments	21	86	—	—	107
Deployment/subscriptions/increase in leverage	71	32	7	—	110
Distributions	(43)	(96)	(58)	—	(197)
Change in fund value	(78)	152	34	—	108
Change in fee basis	(35)	(14)	—	—	(49)
Balance at 3/31/2023	$10,998	$5,473	$1,276	$—	$17,747

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $19.9	FPAUM: $17.8

Market value(1)	Capital commitments	Invested capital/other

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondaries Group—Fund Performance Metrics as of March 31, 2024

LEP XVI contributed approximately 26% of the Secondaries Group’s management fees for the three months ended March 31, 2024.
The following table presents the performance data of the Secondaries Group’s significant drawdown fund as of March 31, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
LEP XVI(7)	2016	$4,691	$4,896	$3,806	$1,990	$3,116	$5,106	1.5x	1.3x	24.3	16.1	Private Equity Secondaries

For the funds in the Secondaries Group, returns are calculated from results of the underlying portfolio that are generally reported on a three month lag and may not include the impact of economic and market activities occurring in the current reporting period.

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

Operations Management Group—Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Fee Related Earnings
The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Other fees	$4,333	$4,640	$(307)	(7)%
Compensation and benefits	(94,157)	(84,967)	(9,190)	(11)
General, administrative and other expenses	(50,480)	(46,172)	(4,308)	(9)
Fee Related Earnings	$(140,304)	$(126,499)	(13,805)	(11)

Other Fees. The decrease in other fees for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by lower asset-based, net distribution fees associated with our non-traded REITs.
Compensation and Benefits. The increase in compensation and benefits for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 was primarily driven by: (i) the expansion of our strategy and relationship management teams to support global fundraising; (ii) the expansion of our business operations teams to support the growth of our business and other strategic initiatives; (iii) increased compensation and benefits associated with our retail distribution channel, AWMS, which included higher employee commissions due to increased sales volumes from ASIF and APMF; and (iv) increase in payroll related taxes primarily due to our higher stock price associated with the restricted units that vested during the period. Average headcount increased by 13% to 1,593 professionals for the quarter-to-date period in 2024 from 1,415 professionals for the same period in 2023.
General, Administrative and Other Expenses. Certain expenses increased during the current period, including occupancy costs, information services and information technology costs. These expenses collectively increased by $5.1 million for the three months ended March 31, 2024 compared to the same period in 2023 to support our growing headcount and the expansion of our business, including occupancy costs for our new corporate headquarters that will be in use later this year.
Realized Income
The following table presents the components of the OMG’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Fee Related Earnings	$(140,304)	$(126,499)	$(13,805)	(11)%
Interest and other investment income (loss)—realized	452	(92)	544	NM
Interest expense	(40)	(26)	(14)	(54)
Realized net investment income (loss)	412	(118)	530	NM
Realized Income	$(139,892)	$(126,617)	(13,275)	(10)
Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that the Company is well-positioned and its liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, dividend payments, pending acquisitions and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are: (i) cash on hand; (ii) net working capital; (iii) cash from operations, including management fees and fee related performance revenues, which are collected monthly, quarterly or semi-annually, and net realized performance income, which may be unpredictable as to amount and timing; (iv) fund distributions related to our investments that are unpredictable as to amount and timing; and (v) net borrowings from the Credit Facility. As of March 31, 2024, our cash and cash equivalents were $346.3 million and we have $425.0 million available under our Credit Facility. Our ability to draw from the Credit Facility is subject to leverage and other covenants. We remain in compliance with all covenants as of March 31, 2024. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future.

Cash flows from management fees may be impacted by a slowdown in deployment, declines in valuations or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Declines or delays in transaction activity may impact our fund distributions and net realized performance income, which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
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
In the normal course of business, we expect to pay dividends to our Class A and non-voting common stockholders that are aligned with our expected FRE after an allocation of current taxes paid. For the purposes of determining this amount, we allocate the current taxes paid to FRE and to realized performance and investment income in a manner that may be disproportionate to earnings generated by these metrics, and the actual taxes paid on these metrics should they be considered separately. Additionally, our methodology uses the tax benefits from certain expenses that are not included in these non-GAAP metrics, such as equity-based compensation from the vesting of restricted units and from the amortization of intangible assets, among others. We allocate the taxes by multiplying the statutory tax rate currently in effect by our net realized performance and net investment income and removing this amount from total current taxes. The remaining current tax paid is the amount that we allocate to FRE. We use this method to allocate the current provision for income taxes to approximate the amount of cash that is available to pay dividends to our stockholders. If cash flows from operations were insufficient to fund dividends over a sustained period of time, we expect that we would suspend or reduce paying such dividends. In addition, there is no assurance that dividends would continue at the current levels or at all.
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

	Three months ended March 31,
	2024	2023
Net cash provided by operating activities	$458,363	$148,315
Net cash provided by the Consolidated Funds’ operating activities, net of eliminations	251,682	559,257
Net cash provided by operating activities	710,045	707,572
Net cash used in the Company’s investing activities	(34,071)	(8,877)
Net cash used in the Company’s financing activities	(424,232)	(260,400)
Net cash used in the Consolidated Funds’ financing activities, net of eliminations	(242,400)	(560,744)
Net cash used in financing activities	(666,632)	(821,144)
Effect of exchange rate changes	(11,285)	4,711
Net change in cash and cash equivalents	$(1,943)	$(117,738)

The Consolidated Funds had no effect on cash flows attributable to the Company for the periods presented and are excluded from the discussion below. The following discussion focuses on cash flow by activities attributable to the Company.

Operating Activities

In the table below, cash flows from operations are summarized to present: (i) cash generated from our core operating activities, primarily consisting of profits generated principally from management fees and fee related performance revenues after covering for operating expenses and fee related performance compensation; (ii) net realized performance income; and (iii) net cash from investment related activities including purchases, sales, realized net investment income and interest payments. We generated meaningful cash flow from operations in each period presented.

	Three months ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Core operating activities	$335,306	$227,264	$108,042	48%
Net realized performance income	50,733	(86,835)	137,568	(158)
Net cash provided by investment related activities	72,324	7,886	64,438	NM
Net cash provided by operating activities	$458,363	$148,315	310,048	209

Cash generated from our core operating activities increased as a result of growing fee revenues and sustained profitability. Additionally, cash generated from our core operating activities for the three months ended March 31, 2023 was lower when compared to the three months ended March 31, 2024 primarily due to timing of cash collection, including deferring cash collection of our fourth quarter 2022 Part I Fees from the first quarter of 2023 to April 2023.
Net realized performance income represents a source of cash and includes: (i) carried interest distributions that may represent tax distributions or other distributions of income; and (ii) incentive fees that are realized annually at the end of the measurement period, which is typically at the end of the calendar year. Cash received from carried interest distributions and the subsequent payments to employees may not necessarily occur in the same quarter. Cash from the incentive fee activities is generally received in the period subsequent to the measurement period. The increase in net realized performance income over the comparative periods was primarily due to timing of payments to employees for: (i) tax distributions that were both received and paid in the fourth quarter 2023, while tax distributions received in the fourth quarter of 2022 were paid in the first quarter of 2023; and (ii) carried interest distributions and incentive fees that were received in the first quarter of 2024 but not paid as of the end of the quarter.
Net cash provided by investment related activities for the three months ended March 31, 2024 and 2023 primarily represents: (i) distributions received from our capital investments and the repayment of loans that we have made; (ii) sales of our capital investments to employees; offset by (iii) purchases associated with funding capital commitments and strategic investments in our investment portfolio; and (iv) interest payments on our debt obligations. Our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund from year to year. For further discussion of our capital commitments, see “Note 7. Commitments and Contingencies,” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.
Investing Activities

	Three months ended March 31,
	2024	2023
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(26,071)	$(8,877)
Acquisitions, net of cash acquired	(8,000)	—
Net cash used in investing activities	$(34,071)	$(8,877)

Net cash used in the Company’s investing activities was principally composed of cash to purchase furniture, fixtures, equipment and leasehold improvements during both periods to support the growth in our staffing levels and to expand our global presence. Net cash used in the Company’s investing activities for the three months ended March 31, 2024 was predominantly for the build out of our new corporate headquarters that will be in use later this year.
Financing Activities

	Three months ended March 31,
	2024	2023
Net borrowings of Credit Facility	$80,000	$95,000
Class A and non-voting common stock dividends	(190,504)	(145,386)
AOG unitholder distributions	(129,542)	(106,246)
Stock option exercises	1,511	9,180
Taxes paid related to net share settlement of equity awards	(186,731)	(113,431)
Other financing activities	1,034	483
Net cash used in the Company’s financing activities	$(424,232)	$(260,400)

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, resulting in net cash used in the Company’s financing activities for the three months ended March 31, 2024 and 2023.

In connection with the vesting of restricted units that are granted to our employees under the 2023 Equity Incentive Plan (the “Equity Incentive Plan”), we withhold shares equal to the fair value of our employees’ tax withholding liabilities and pay the taxes on their behalf in cash and thus net issue fewer shares. The use of cash increased from the prior year period as a result of our higher stock price, which resulted in employees recognizing additional compensation. For the three months ended March 31, 2024 and 2023, we net settled and did not issue 1.6 million shares and 1.4 million shares, respectively. The Company’s financing activities also included cash received from stock options exercises with 0.1 million and 0.5 million options exercised for the three months ended March 31, 2024 and 2023, respectively. There were no options outstanding as of March 31, 2024, and we will no longer receive cash or realize any tax benefit from the exercise of stock options.

Capital Resources
We intend to use a portion of our available liquidity to pay cash dividends to our Class A and non-voting common stockholders on a quarterly basis in accordance with our dividend policy. Our ability to make cash dividends is dependent on a myriad of factors, including: (i) general economic and business conditions; (ii) our strategic plans and prospects; (iii) our business and investment opportunities; (iv) timing of capital calls by our funds in support of our commitments; (v) our financial condition and operating results; (vi) working capital requirements and other anticipated cash needs; (vii) contractual restrictions and obligations; (viii) legal, tax and regulatory restrictions; (ix) restrictions on the payment of distributions by our subsidiaries to us; and (x) other relevant factors.

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2024, we were required to maintain approximately $64.6 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings (“Cash Tax Savings”), if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon (“Tax Benefit Payment”). Effective as of May 1, 2023, pursuant to an amendment to the TRA, to the extent Ares Owners Holdings L.P. would have been a recipient of certain Tax Benefit Payments under the TRA for taxable exchanges on or after May 1, 2023, Ares Owners Holdings L.P. will no longer be entitled to any Tax Benefit Payment for such exchanges and 100% of any Cash Tax Savings will inure to us. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $236.1 million and $191.3 million as of March 31, 2024 and December 31, 2023, respectively.
For a discussion of our debt obligations, including the debt obligations of our consolidated funds, see “Note 6. Debt,” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our unaudited condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies, see “Note 2. Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023. For a summary of our critical accounting estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K.

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

As of March 31, 2024 and December 31, 2023, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

There have been no material changes in our market risks for the three months ended March 31, 2024. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2023, which is accessible on the SEC’s website at www.sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings
From time to time, we, our executive officers, directors and our funds and their investment advisers, and their respective affiliates and/or any of their respective principals and employees are subject to legal proceedings, including those arising from our management of such funds, and, as a result, incur significant costs and expenses in connection with such legal proceedings.

We and our funds and their investment advisers are also subject to extensive regulation, which, from time to time, results in requests for information from us or our funds and their investment advisers or legal or regulatory proceedings or investigations against us or our funds and their investment advisers, respectively. We incur significant costs and expenses in connection with any such information requests, proceedings and investigations.

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which is accessible on the SEC’s website at www.sec.gov. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 are not the only risks facing us. These risks and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act.

All unregistered purchases of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our Class A common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, certain executive officers and directors of the Company or a vehicle controlled by them (each, a “Plan Participant”) entered into Rule 10b5-1 trading plan (a “Rule 10b5-1 Trading Plan”) to sell shares of the Company’s Class A common stock, in each case, subject to any applicable volume limitations.

The table below provides certain information regarding each Plan Participant’s Rule 10b5-1 Trading Plan.

Name and Title	Plan Date	Maximum Shares That May Be Sold Under the Plan	Plan Expiration Date
R. Kipp deVeer, Director and Head of Credit Group	February 28, 2024	41,676	February 28, 2025
Bennett Rosenthal, Director, Co-Founder and Chairman of Private Equity Group	March 1, 2024	250,000	January 31, 2025
David Kaplan, Director and Co-Founder	March 1, 2024	250,000	January 31, 2025

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

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Ares Management Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on May 6, 2021).
3.2	Bylaws of Ares Management Incorporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
10.1#	Form of Annual Incentive Fee Award letter (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-36429) filed with the SEC on February 27, 2024).
10.2#	Form of Annual Incentive Fee Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K (File No. 001-36429) filed with the SEC on February 27, 2024).
10.3	Amendment No. 12, dated as of March 28, 2024, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 3, 2024).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: May 9, 2024	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: May 9, 2024	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)