Form 10-Q
period 2024-06-30
Ares Management Corp
filed 2024-08-07
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 1, 2024 there were 196,178,865 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, and 113,323,787 of the registrant’s Class C common stock outstanding.

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

In this Quarterly Report on Form 10-Q, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a: (i) “segment basis,” which deconsolidates the consolidated funds and removes the proportional results attributable to third-party investors in the consolidated joint ventures, and therefore shows the results of our operating segments without giving effect to the consolidation of these entities; and (ii) “unconsolidated reporting basis,” which shows the results of our operating segments on a combined segment basis together with the Operations Management Group (the “OMG”). In addition to our operating segments, the OMG consists of shared resource groups to support our operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy and relationship management and distribution. The OMG includes Ares Wealth Management Solutions, LLC (“AWMS”) that facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of the Company’s managed funds and vehicles, which reimburse the OMG for expenses either equal to the costs of services provided or as a percentage of invested capital. The OMG’s revenues and expenses are not allocated to our operating segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our operating segments and the OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Note 13. Segment Reporting,” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of
	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$284,445	$348,274
Investments (includes accrued carried interest of $3,222,927 and $3,413,007 as of June 30, 2024 and December 31, 2023, respectively)	4,415,428	4,624,932
Due from affiliates	816,535	896,746
Other assets	579,509	429,979
Right-of-use operating lease assets	231,518	249,326
Intangible assets, net	1,001,126	1,058,495
Goodwill	1,130,327	1,123,976
Assets of Consolidated Funds:
Cash and cash equivalents	1,241,041	1,149,511
Investments held in trust account	536,846	523,038
Investments, at fair value	13,678,134	14,078,549
Receivable for securities sold	182,945	146,851
Other assets	94,703	100,823
Total assets	$24,192,557	$24,730,500
Liabilities
Accounts payable, accrued expenses and other liabilities	$274,144	$233,884
Accrued compensation	296,784	287,259
Due to affiliates	349,222	240,254
Performance related compensation payable	2,341,094	2,514,610
Debt obligations	2,566,887	2,965,480
Operating lease liabilities	304,205	319,572
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	170,672	189,523
Due to affiliates	—	3,554
Payable for securities purchased	503,533	484,117
CLO loan obligations, at fair value	11,491,761	12,345,657
Fund borrowings	137,241	125,241
Total liabilities	18,435,543	19,709,151
Commitments and contingencies
Redeemable interest in Consolidated Funds	536,746	522,938
Redeemable interest in Ares Operating Group entities	23,178	24,098
Non-controlling interests in Consolidated Funds	1,905,921	1,258,445
Non-controlling interests in Ares Operating Group entities	1,289,401	1,322,469
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (195,697,984 shares and 187,069,907 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	1,957	1,871
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding as of June 30, 2024 and December 31, 2023)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (113,323,787 shares and 117,024,758 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	1,133	1,170
Additional paid-in-capital	2,721,980	2,391,036
Accumulated deficit	(712,856)	(495,083)
Accumulated other comprehensive loss, net of tax	(10,481)	(5,630)
Total stockholders’ equity	2,001,768	1,893,399
Total equity	5,197,090	4,474,313
Total liabilities, redeemable interest, non-controlling interests and equity	$24,192,557	$24,730,500
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues
Management fees	$721,681	$615,271	$1,409,373	$1,215,787
Carried interest allocation	(51,167)	418,466	(83,645)	569,954
Incentive fees	47,734	7,950	56,401	16,873
Principal investment income	29,461	6,888	36,511	29,646
Administrative, transaction and other fees	40,973	44,711	77,405	74,388
Total revenues	788,682	1,093,286	1,496,045	1,906,648
Expenses
Compensation and benefits	419,858	367,550	832,809	728,331
Performance related compensation	(28,985)	315,780	(79,517)	427,438
General, administrative and other expenses	169,432	141,153	340,360	289,498
Expenses of Consolidated Funds	4,239	13,255	9,385	21,107
Total expenses	564,544	837,738	1,103,037	1,466,374
Other income (expense)
Net realized and unrealized gains on investments	8,339	5,481	18,855	6,996
Interest and dividend income	7,017	2,690	12,399	6,529
Interest expense	(37,500)	(25,839)	(75,324)	(50,825)
Other expense, net	(938)	(5,887)	(668)	(6,810)
Net realized and unrealized gains on investments of Consolidated Funds	93,523	98,426	127,947	109,126
Interest and other income of Consolidated Funds	240,359	234,454	497,635	457,392
Interest expense of Consolidated Funds	(217,613)	(182,904)	(425,479)	(339,591)
Total other income, net	93,187	126,421	155,365	182,817
Income before taxes	317,325	381,969	548,373	623,091
Income tax expense	41,074	49,714	68,307	83,520
Net income	276,251	332,255	480,066	539,571
Less: Net income attributable to non-controlling interests in Consolidated Funds	105,489	67,681	172,205	94,374
Net income attributable to Ares Operating Group entities	170,762	264,574	307,861	445,197
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(387)	734	(314)	(1,090)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	76,211	119,326	140,210	207,734
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$94,938	$144,514	$167,965	$238,553
Net income per share of Class A and non-voting common stock:
Basic	$0.43	$0.75	$0.76	$1.25
Diluted	$0.43	$0.74	$0.76	$1.24
Weighted-average shares of Class A and non-voting common stock:
Basic	196,186,922	182,999,515	194,404,932	180,998,934
Diluted	196,186,922	194,058,041	194,404,932	192,161,816

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$276,251	$332,255	$480,066	$539,571
Foreign currency translation adjustments, net of tax	(1,912)	(4,435)	(13,559)	2,204
Total comprehensive income	274,339	327,820	466,507	541,775
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	103,570	58,996	166,678	88,079
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	(434)	575	(618)	(1,397)
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	76,266	121,077	137,333	211,241
Comprehensive income attributable to Ares Management Corporation	$94,937	$147,172	$163,114	$243,852

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance as of December 31, 2023	$1,871	$35	$1,170	$2,391,036	$(495,083)	$(5,630)	$1,322,469	$1,258,445	$4,474,313
Changes in ownership interests and related tax benefits	39	—	(20)	(62,709)	—	—	(103,599)	51,984	(114,305)
Issuances of common stock	—	—	1	—	—	—	7,723	—	7,724
Capital contributions	—	—	—	—	—	—	1,034	168,673	169,707
Dividends/distributions	—	—	—	—	(190,504)	—	(129,240)	(26,908)	(346,652)
Net income	—	—	—	—	73,027	—	63,999	66,716	203,742
Currency translation adjustment, net of tax	—	—	—	—	—	(4,850)	(2,932)	(3,608)	(11,390)
Equity compensation	—	—	—	57,600	—	—	34,822	—	92,422
Stock option exercises	1	—	—	1,510	—	—	—	—	1,511
Balance as of March 31, 2024	1,911	35	1,151	2,387,437	(612,560)	(10,480)	1,194,276	1,515,302	4,477,072
Changes in ownership interests and related tax benefits	19	—	(18)	(75,616)	—	—	103,129	(35,192)	(7,678)
Issuances of common stock	27	—	—	354,368	—	—	—	—	354,395
Capital contributions	—	—	—	—	—	—	269	342,937	343,206
Dividends/distributions	—	—	—	—	(195,234)	—	(116,980)	(20,696)	(332,910)
Net income	—	—	—	—	94,938	—	76,211	105,489	276,638
Currency translation adjustment, net of tax	—	—	—	—	—	(1)	55	(1,919)	(1,865)
Equity compensation	—	—	—	55,791	—	—	32,441	—	88,232
Balance as of June 30, 2024	$1,957	$35	$1,133	$2,721,980	$(712,856)	$(10,481)	$1,289,401	$1,905,921	$5,197,090

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

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$480,066	$539,571
Adjustments to reconcile net income to net cash provided by operating activities	303,360	149,773
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	323,364	(884,231)
Cash flows due to changes in operating assets and liabilities	157,389	69,426
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	(121,962)	133,981
Net cash provided by operating activities	1,142,217	8,520
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(55,309)	(21,127)
Acquisitions	(8,000)	—
Net cash used in investing activities	(63,309)	(21,127)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	354,395	—
Proceeds from Credit Facility	650,000	495,000
Repayments of Credit Facility	(1,050,000)	(470,000)
Dividends and distributions	(632,260)	(510,501)
Stock option exercises	1,511	53,140
Taxes paid related to net share settlement of equity awards	(203,076)	(133,570)
Other financing activities	1,303	1,554
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	511,610	680,991
Distributions to non-controlling interests in Consolidated Funds	(47,604)	(35,925)
Redemptions of redeemable interests in Consolidated Funds	—	(538,985)
Borrowings under loan obligations by Consolidated Funds	167,135	535,464
Repayments under loan obligations by Consolidated Funds	(878,545)	(174,669)
Net cash used in financing activities	(1,125,531)	(97,501)
Effect of exchange rate changes	(17,206)	(3,052)
Net change in cash and cash equivalents	(63,829)	(113,160)
Cash and cash equivalents, beginning of period	348,274	389,987
Cash and cash equivalents, end of period	$284,445	$276,827
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with acquisition-related activities	$7,724	$116,101
Issuance of common stock in connection with settlement of management incentive program	$—	$245,647

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

3. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of June 30, 2024	As of June 30,	As of December 31,
		2024	2023
Management contracts	4.0	$580,635	$604,242
Client relationships	8.1	200,920	200,920
Other	0.3	500	500
Finite-lived intangible assets		782,055	805,662
Foreign currency translation		(128)	1,126
Total finite-lived intangible assets		781,927	806,788
Less: accumulated amortization		(348,601)	(316,093)
Finite-lived intangible assets, net		433,326	490,695
Indefinite-lived management contracts		567,800	567,800
Intangible assets, net		$1,001,126	$1,058,495
During the second quarter of 2023, the Company recorded non-cash impairment charges of $4.4 million and $0.7 million to the fair value of management contracts of certain funds within the Real Assets Group and Credit Group, respectively, in connection with lower than expected future fee revenue generated from these funds. During the first quarter of 2023, the Company rebranded and discontinued the use of the SSG trade name acquired through the acquisition of SSG Capital Holdings Limited and its operating subsidiaries (“SSG”) in 2020. As a result, the Company recorded a non-cash impairment charge equal to the SSG trade name’s carrying value of $7.8 million to accelerate the amortization expense in the first quarter of 2023.

Amortization expense associated with intangible assets, excluding the accelerated amortization described above, was $29.0 million and $30.4 million for the three months ended June 30, 2024 and 2023, respectively, and $58.2 million and $64.0 million for the six months ended June 30, 2024 and 2023, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2024, the Company removed $24.9 million of fully-amortized intangible assets.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Total
Balance as of December 31, 2023	$256,679	$277,205	$172,462	$417,630	$1,123,976
Acquisitions	—	6,710	644	—	7,354
Reallocation	55,658	—	(55,658)	—	—
Foreign currency translation	(1,001)	—	—	(2)	(1,003)
Balance as of June 30, 2024	$311,336	$283,915	$117,448	$417,628	$1,130,327
In connection with the segment reorganization of the former special opportunities strategy as described in “Note 13. Segment Reporting,” the Company had an associated change in its reporting units and reallocated goodwill of $55.7 million from the Private Equity Group to the Credit Group using a relative fair value allocation approach in the first quarter of 2024.
There was no impairment of goodwill recorded during the three and six months ended June 30, 2024 and 2023. The impact of foreign currency translation is reflected within other comprehensive income within the Condensed Consolidated Statements of Comprehensive Income.

4. INVESTMENTS

The following table summarizes the Company’s investments:

	As of		Percentage of total investments as of
	June 30,	December 31,	June 30,	December 31,
	2024	2023	2024	2023
Equity method investments:
Equity method - carried interest	$3,222,927	$3,413,007	73.0%	73.8%
Equity method private investment partnership interests - principal	559,674	535,292	12.7	11.6
Equity method private investment partnership interests and other (held at fair value)	381,784	418,778	8.6	9.0
Equity method private investment partnership interests and other	57,377	44,989	1.3	1.0
Total equity method investments	4,221,762	4,412,066	95.6	95.4
Collateralized loan obligations	20,413	20,799	0.5	0.4
Fixed income securities	71,961	105,495	1.6	2.3
Collateralized loan obligations and fixed income securities, at fair value	92,374	126,294	2.1	2.7
Common stock, at fair value	101,292	86,572	2.3	1.9
Total investments	$4,415,428	$4,624,932

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three and six months ended June 30, 2024 and 2023, no individual equity method investment held by the Company met the significance criteria.
The following table presents the Company’s other income, net from its equity method investments, which were included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total other income, net related to equity method investments	$33,414	$9,142	$43,541	$33,055

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

The following table summarizes the changes in fair value of the Company’s equity method investments held at fair value, which are included within net realized and unrealized gains on investments within the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Equity method private investment partnership interests and other (held at fair value)	$(431)	$2,937	$2,048	$6,036

Investments of the Consolidated Funds

The following table summarizes investments held in the Consolidated Funds:

	Fair Value as of		Percentage of total investments as of
	June 30,	December 31,	June 30,	December 31,
	2024	2023	2024	2023
Fixed income investments:
Loans and securitization vehicles	$9,696,739	$10,616,458	68.2%	72.7%
Money market funds and U.S. treasury securities	536,846	523,038	3.8	3.6
Bonds	464,120	578,949	3.3	4.0
Total fixed income investments	10,697,705	11,718,445	75.3	80.3
Partnership interests	1,895,160	1,642,489	13.3	11.2
Equity securities	1,622,115	1,240,653	11.4	8.5
Total investments, at fair value	$14,214,980	$14,601,587

As of June 30, 2024 and December 31, 2023, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

5. FAIR VALUE
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of June 30, 2024:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$—	$101,292	$379,443	$—	$480,735
Collateralized loan obligations and fixed income securities	—	—	92,374	—	92,374
Partnership interests	—	—	—	2,341	2,341
Total investments, at fair value	—	101,292	471,817	2,341	575,450
Derivatives-foreign currency forward contracts	—	1,830	—	—	1,830
Total assets, at fair value	$—	$103,122	$471,817	$2,341	$577,280
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(990)	$—	$—	$(990)
Total liabilities, at fair value	$—	$(990)	$—	$—	$(990)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$8,893,242	$803,497	$—	$9,696,739
Money market funds and U.S. treasury securities	536,846	—	—	—	536,846
Bonds	—	464,120	—	—	464,120
Total fixed income investments	536,846	9,357,362	803,497	—	10,697,705
Partnership interests	—	—	—	1,895,160	1,895,160
Equity securities	33,006	2,255	1,586,854	—	1,622,115
Total investments, at fair value	569,852	9,359,617	2,390,351	1,895,160	14,214,980
Derivatives-foreign currency forward contracts	—	4,427	—	—	4,427
Total assets, at fair value	$569,852	$9,364,044	$2,390,351	$1,895,160	$14,219,407
Liabilities, at fair value
Loan obligations of CLOs	$—	$(11,491,761)	$—	$—	$(11,491,761)
Derivatives:
Foreign currency forward contracts	—	(4,430)	—	—	(4,430)
Asset swaps	—	—	(1,615)	—	(1,615)
Total derivative liabilities, at fair value	—	(4,430)	(1,615)	—	(6,045)
Total liabilities, at fair value	$—	$(11,496,191)	$(1,615)	$—	$(11,497,806)

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2023:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$—	$86,572	$412,491	$—	$499,063
Collateralized loan obligations and fixed income securities	—	—	126,294	—	126,294
Partnership interests	—	—	—	6,287	6,287
Total investments, at fair value	—	86,572	538,785	6,287	631,644
Derivatives-foreign currency forward contracts	—	1,129	—	—	1,129
Total assets, at fair value	$—	$87,701	$538,785	$6,287	$632,773
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(2,645)	$—	$—	$(2,645)
Total liabilities, at fair value	$—	$(2,645)	$—	$—	$(2,645)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$9,879,915	$736,543	$—	$10,616,458
Bonds	—	575,379	3,570	—	578,949
Money market funds and U.S. treasury securities	523,038	—	—	—	523,038
Total fixed income investments	523,038	10,455,294	740,113	—	11,718,445
Partnership interests	—	—	—	1,642,489	1,642,489
Equity securities	47,503	2,750	1,190,400	—	1,240,653
Total investments, at fair value	570,541	10,458,044	1,930,513	1,642,489	14,601,587
Derivatives-foreign currency forward contracts	—	9,126	—	—	9,126
Total assets, at fair value	$570,541	$10,467,170	$1,930,513	$1,642,489	$14,610,713
Liabilities, at fair value
Loan obligations of CLOs	$—	$(12,345,657)	$—	$—	$(12,345,657)
Derivatives:
Foreign currency forward contracts	—	(9,491)	—	—	(9,491)
Asset swaps	—	—	(1,291)	—	(1,291)
Total derivative liabilities, at fair value	—	(9,491)	(1,291)	—	(10,782)
Total liabilities, at fair value	$—	$(12,355,148)	$(1,291)	$—	$(12,356,439)

The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance as of March 31, 2024	$416,874	$21,588	$438,462
Transfer in	—	60,917	60,917
Transfer out	(37,587)	—	(37,587)
Purchases(1)	1,650	263,407	265,057
Sales/settlements(2)	(1,790)	(251,374)	(253,164)
Realized and unrealized appreciation (depreciation), net	296	(2,164)	(1,868)
Balance as of June 30, 2024	$379,443	$92,374	$471,817
Change in net unrealized depreciation included in earnings related to financial assets still held at the reporting date	$(1,354)	$(1,556)	$(2,910)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of March 31, 2024	$1,366,464	$639,318	$(1,574)	$2,004,208
Transfer in	413	212,632	—	213,045
Transfer out	—	(203,255)	—	(203,255)
Purchases(1)	191,639	355,692	67	547,398
Sales/settlements(2)	—	(199,490)	—	(199,490)
Realized and unrealized appreciation (depreciation), net	28,338	(1,400)	(108)	26,830
Balance as of June 30, 2024	$1,586,854	$803,497	$(1,615)	$2,388,736
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$30,259	$(1,868)	$(169)	$28,222

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Total
Balance as of March 31, 2023	$125,073	$75,169	$200,242
Purchases(1)	38,208	771	38,979
Sales/settlements(2)	(881)	(841)	(1,722)
Realized and unrealized appreciation (depreciation), net	2,971	(1,322)	1,649
Balance as of June 30, 2023	$165,371	$73,777	$239,148
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$2,971	$(1,322)	$1,649

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance as of March 31, 2023	$932,635	$732,804	$374,049	$(1,698)	$2,037,790
Transfer out due to changes in consolidation	(2,076)	(4,563)	(374,049)	—	(380,688)
Transfer in	—	57,540	—	—	57,540
Transfer out	—	(214,205)	—	—	(214,205)
Purchases(1)	48,645	250,912	—	—	299,557
Sales/settlements(2)	(4)	(177,095)	—	(149)	(177,248)
Realized and unrealized appreciation (depreciation), net	86,865	2,738	—	(846)	88,757
Balance as of June 30, 2023	$1,066,065	$648,131	$—	$(2,693)	$1,711,503
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$86,879	$(27,469)	$—	$(1,055)	$58,355

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance as of December 31, 2023	$412,491	$126,294	$538,785
Transfer in	—	60,917	60,917
Transfer out	(37,587)	—	(37,587)
Purchases(1)	1,680	265,673	267,353
Sales/settlements(2)	(2,572)	(359,734)	(362,306)
Realized and unrealized appreciation (depreciation), net	5,431	(776)	4,655
Balance as of June 30, 2024	$379,443	$92,374	$471,817
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$3,780	$(167)	$3,613

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2023	$1,190,400	$740,113	$(1,291)	$1,929,222
Transfer in	475	148,817	—	149,292
Transfer out	—	(298,030)	—	(298,030)
Purchases(1)	346,112	634,880	113	981,105
Sales/settlements(2)	—	(424,037)	—	(424,037)
Realized and unrealized appreciation (depreciation), net	49,867	1,754	(437)	51,184
Balance as of June 30, 2024	$1,586,854	$803,497	$(1,615)	$2,388,736
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$51,952	$1,028	$(442)	$52,538

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance as of December 31, 2022	$121,785	$76,934	$198,719
Purchases(1)	38,260	1,966	40,226
Sales/settlements(2)	(836)	(2,377)	(3,213)
Realized and unrealized appreciation (depreciation), net	6,162	(2,746)	3,416
Balance as of June 30, 2023	$165,371	$73,777	$239,148
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$5,949	$(2,533)	$3,416

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance as of December 31, 2022	$730,880	$869,668	$368,655	$(3,556)	$1,965,647
Transfer out due to changes in consolidation	(2,076)	(4,563)	(374,049)	—	(380,688)
Transfer in	—	195,575	—	—	195,575
Transfer out	—	(489,165)	—	—	(489,165)
Purchases(1)	229,016	391,086	49,000	—	669,102
Sales/settlements(2)	(126)	(325,968)	(48,889)	(149)	(375,132)
Realized and unrealized appreciation, net	108,371	11,498	5,283	1,012	126,164
Balance as of June 30, 2023	$1,066,065	$648,131	$—	$(2,693)	$1,711,503
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$108,324	$(20,381)	$—	$814	$88,757

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of June 30, 2024:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$125,238	Discounted cash flow	Discount rate	18.5% - 30.0%	25.0%
	115,858	Market approach	Multiple of book value	1.2x - 1.4x	1.3x
	100,000	Market yield analysis	Market interest rate	8.0%	8.0%
	6,750	Market approach	Enterprise value / Earnings multiple	15.4x	15.4x
	31,597	Other	N/A	N/A	N/A
Fixed income investments
	71,111	Market yield analysis	Market interest rate	10.0% - 12.0%	11.0%
	20,413	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	850	Other	N/A	N/A	N/A
Total assets	$471,817

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$875,073	Discounted cash flow	Discount rate	10.0% - 18.7%	13.0%
	704,180	Market approach	Multiple of book value	1.0x - 1.7x	1.3x
	6,116	Market approach	EBITDA multiple(1)	5.2x - 28.5x	6.1x
	871	Transaction price(2)	N/A	N/A	N/A
	614	Other	N/A	N/A	N/A
Fixed income investments
	593,596	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	206,062	Market approach	Yield	7.9% - 24.0%	11.4%
	3,654	Discounted cash flow	Discount rate	12.3% - 12.7%	12.7%
	185	Transaction price(2)	N/A	N/A	N/A
Total assets	$2,390,351
Liabilities
Derivative instruments	$(1,615)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(1,615)

(1)“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.
(2)Transaction price consists of securities purchased or restructured. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

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

The following table summarizes the investments held at fair value and unfunded commitments of the Consolidated Funds interests valued using NAV per share:

	As of June 30, 2024	As of December 31, 2023
Investments (held at fair value)	$1,895,160	$1,642,489
Unfunded commitments	988,337	738,621

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
6. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of June 30, 2024		As of December 31, 2023
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolving	3/31/2029	N/A	$495,000	6.39%	$895,000	6.37%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	249,800	4.21	249,427	4.21
2028 Senior Notes(3)	11/10/2023	11/10/2028	500,000	495,380	6.42	494,863	6.42
2030 Senior Notes(4)	6/15/2020	6/15/2030	400,000	397,275	3.28	397,050	3.28
2052 Senior Notes(5)	1/21/2022	2/1/2052	500,000	484,399	3.77	484,199	3.77
2051 Subordinated Notes(6)	6/30/2021	6/30/2051	450,000	445,033	4.13	444,941	4.13
Total debt obligations				$2,566,887		$2,965,480

(1)On March 28, 2024, the Company amended the Credit Facility to, among other things, increase the revolver commitments from $1.325 billion to $1.400 billion, with an accordion feature of $600.0 million, and extend the maturity date from March 2027 to March 2029. Ares Holdings is the borrower under the Credit Facility. The Credit Facility has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) or a base rate plus an applicable margin, which is subject to adjustment based on the achievement of certain environmental, social and governance (“ESG”)-related targets, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of June 30, 2024, base rate loans bear interest calculated based on the prime rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.10% per annum. There is a base rate and SOFR floor of zero. Due to the achievement of the ESG-related targets in the second quarter of 2023, the Company’s base rate and unused commitment fee have been reduced by 0.05% and 0.01%, respectively, from July 2023 through June 2024.
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

As of June 30, 2024, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2023	$4,213	$11,784	$5,059
Debt issuance costs incurred	1,784	—	—
Amortization of debt issuance costs	(613)	(821)	(92)
Unamortized debt issuance costs as of June 30, 2024	$5,384	$10,963	$4,967

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

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of June 30, 2024			As of December 31, 2023
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$10,708,660	6.69%	8.1	$11,606,289	6.64%	8.2
Subordinated notes(1)	783,101	N/A	6.1	739,368	N/A	6.9
Total loan obligations of Consolidated CLOs	$11,491,761			$12,345,657

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the net assets of the Consolidated Funds or the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of June 30, 2024 and December 31, 2023, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities outstanding:

			As of June 30, 2024		As of December 31, 2023
	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
Credit Facilities:
	7/1/2024	$18,000	$15,241	6.88%	$15,241	6.88%
	9/24/2026	150,000	—	N/A	—	N/A
	6/26/2027	200,000	122,000	8.19	110,000	8.29
	9/12/2027	54,000	—	N/A	—	N/A
Total borrowings of Consolidated Funds			$137,241		$125,241

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
7. COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Condensed Consolidated Statements of Financial Condition. As of June 30, 2024, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Commitments

As of June 30, 2024 and December 31, 2023, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $1,247.6 million and $1,030.6 million, respectively.

Guarantees

The Company has entered into agreements with financial institutions to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund. As of June 30, 2024 and December 31, 2023, the Company’s maximum exposure to losses from guarantees was $16.4 million and $122.3 million, respectively.

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

As of June 30, 2024 and December 31, 2023, the contingent liability was $75.0 million. As of June 30, 2024 and December 31, 2023, the Company has recorded $15.0 million and $5.0 million, respectively, within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense of $5.0 million and $10.0 million for the three and six months ended June 30, 2024, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.

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

The revenue target was achieved for one of the infrastructure debt funds during the fourth quarter of 2022 and the associated liability for this portion of the award was settled during the first quarter of 2023. As of June 30, 2024, the maximum contingent liability associated with the remaining Infrastructure Debt MIP was $15.0 million. As of June 30, 2024 and December 31, 2023, the contingent liability was $13.6 million. As of June 30, 2024 and December 31, 2023, the Company has recorded $5.4 million and $4.4 million, respectively, within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense associated with the remaining Infrastructure Debt MIP of $0.4 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $0.9 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.

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

As of June 30, 2024 and December 31, 2023, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $75.3 million and $78.5 million, respectively, of which approximately $52.2 million and $54.5 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of June 30, 2024 and December 31, 2023, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.

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
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Leases

The Company leases primarily consists of operating leases for office space and certain office equipment. The Company’s leases have remaining lease terms of one to 12 years. The tables below present certain supplemental quantitative disclosures regarding the Company’s operating leases:

Maturity of operating lease liabilities	As of June 30, 2024
2024	$25,333
2025	53,356
2026	48,871
2027	38,041
2028	27,914
Thereafter	181,782
Total future payments	375,297
Less: interest	71,092
Total operating lease liabilities	$304,205

	Three months ended June 30,		Six months ended June 30,
Classification within general, administrative and other expenses	2024	2023	2024	2023
Operating lease expense	$15,376	$10,411	$30,586	$22,299

	Six months ended June 30,
Supplemental information on the measurement of operating lease liabilities	2024	2023
Operating cash flows for operating leases	$27,139	$22,724
Leased assets obtained in exchange for new operating lease liabilities	6,738	37,277

	As of June 30,	As of December 31,
Lease term and discount rate	2024	2023
Weighted-average remaining lease terms (in years)	8.3	8.4
Weighted-average discount rate	4.4%	4.3%

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

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of June 30,	As of December 31,
	2024	2023
Due from affiliates:
Management fees receivable from non-consolidated funds	$590,545	$560,629
Incentive fee receivable from non-consolidated funds	20,495	159,098
Payments made on behalf of and amounts due from non-consolidated funds and employees	205,495	177,019
Due from affiliates—Company	$816,535	$896,746
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$5,654	$9,585
Tax receivable agreement liability	288,847	191,299
Undistributed carried interest and incentive fees	49,912	33,374
Payments made by non-consolidated funds on behalf of and payable by the Company	4,809	5,996
Due to affiliates—Company	$349,222	$240,254
Amounts due to portfolio companies and non-consolidated funds	$—	$3,554
Due to affiliates—Consolidated Funds	$—	$3,554

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
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
9. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The following table presents the income tax expense for the period:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income tax expense	$41,074	$49,714	$68,307	$83,520

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s unaudited condensed consolidated financial statements. For the three and six months ended June 30, 2024 and 2023, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of June 30, 2024 and December 31, 2023, the Company recorded a net deferred tax asset of $150.6 million and $21.5 million, respectively, within other assets within the Condensed Consolidated Statements of Financial Condition. As of June 30, 2024, a deferred tax liability of $5.3 million was recorded and presented as a liability for the Consolidated Funds within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition.
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

For the three and six months ended June 30, 2024, the two-class method was the more dilutive method. For the three and six months ended June 30, 2023, the treasury stock method was the more dilutive method.

The computation of diluted earnings per share excludes the following restricted units and AOG Units as their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Restricted units	—	—	—	4,131
AOG Units	—	120,137,310	—	119,391,357

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$94,938	$144,514	$167,965	$238,553
Dividends declared and paid on Class A and non-voting common stock	(185,241)	(142,220)	(366,170)	(280,640)
Distributions on unvested restricted units	(7,594)	(5,316)	(14,864)	(10,630)
Dividends in excess of earnings available to Class A and non-voting common stockholders	$(97,897)	$(3,022)	$(213,069)	$(52,717)
Basic weighted-average shares of Class A and non-voting common stock	196,186,922	182,999,515	194,404,932	180,998,934
Dividends in excess of earnings per share of Class A and non-voting common stock	$(0.50)	$(0.02)	$(1.10)	$(0.29)
Dividend declared and paid per Class A and non-voting common stock	0.93	0.77	1.86	1.54
Basic earnings per share of Class A and non-voting common stock	$0.43	$0.75	$0.76	$1.25

Diluted earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$94,938	$144,514	$167,965	$238,553
Distributions on unvested restricted units	(7,594)	—	(14,864)	—
Net income available to Class A and non-voting common stockholders	$87,344	$144,514	$153,101	$238,553
Effect of dilutive shares:
Restricted units	—	8,489,883	—	7,991,062
Options	—	2,568,643	—	3,171,820
Diluted weighted-average shares of Class A and non-voting common stock	196,186,922	194,058,041	194,404,932	192,161,816
Diluted earnings per share of Class A and non-voting common stock	$0.43	$0.74	$0.76	$1.24

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
11. EQUITY COMPENSATION
Equity Incentive Plan
Equity-based compensation is granted under the Company’s 2023 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2024, the total number of shares available for issuance under the Equity Incentive Plan reset to 69,122,318 shares and as of June 30, 2024, 63,097,171 shares remained available for issuance.
Generally, unvested restricted units are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company for restricted units is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Restricted units	$88,232	$62,282	$180,654	$131,533
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

Restricted units are delivered net of the holder’s payroll related taxes upon vesting. For the six months ended June 30, 2024, 3.8 million restricted units vested and 2.1 million shares of Class A common stock were delivered to the holders. For the six months ended June 30, 2023, 3.4 million restricted units vested and 1.9 million shares of Class A common stock were delivered to the holders.

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

The following table summarizes the Company’s dividends declared and Dividend Equivalents paid during the six months ended June 30, 2024:

Record Date	Dividends Per Share	Dividend Equivalents Paid
March 15, 2024	$0.93	$16,294
June 16, 2024	0.93	16,008

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents unvested restricted units’ activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2023	17,359,829	$59.20
Granted	4,647,748	121.38
Vested	(3,807,926)	52.08
Forfeited	(349,601)	85.23
Balance as of June 30, 2024	17,850,050	$76.41

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $1,005.5 million as of June 30, 2024 and is expected to be recognized over the remaining weighted average period of 3.7 years.

Options
Upon exercise, each option entitles the holders to purchase from the Company one share of Class A common stock at the stated exercise price.
A summary of options activity during the six months ended June 30, 2024 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	79,524	$19.00	0.3	$7,946
Exercised	(79,524)	19.00	—	—
Balance as of June 30, 2024	—	$—	0.0	$—
Exercisable as of June 30, 2024	—	$—	0.0	$—
Net cash proceeds from exercises of options were $1.5 million for the six months ended June 30, 2024. The Company realized tax benefits of approximately $1.4 million from the exercise of the remaining options during the first quarter of 2024.
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
In January 2024, the Company's board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $150 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2025. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the six months ended June 30, 2024 and 2023, the Company did not repurchase any shares as part of the stock repurchase program.
On June 12, 2024, the Company entered into an underwriting agreement pursuant to which the Company agreed to issue and sell 2,650,000 shares of the Class A common stock (the “Offering”). The Offering closed on June 14, 2024 and resulted in net proceeds to the Company of approximately $354.4 million (after deducting underwriting discounts and offering expenses). Subsequent to June 30, 2024, the underwriters exercised the 30-day option to purchase additional shares of Class A common stock. See “Note 15. Subsequent Events” for further details.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance as of December 31, 2023	187,069,907	3,489,911	1,000	117,024,758	307,585,576
Issuances of common stock(1)	2,650,000	—	—	63,179	2,713,179
Exchanges of common stock	3,764,150	—	—	(3,764,150)	—
Stock option exercises	79,524	—	—	—	79,524
Vesting of restricted stock awards, net of shares withheld for tax	2,134,403	—	—	—	2,134,403
Balance as of June 30, 2024	195,697,984	3,489,911	1,000	113,323,787	312,512,682

(1)    Issuances of Class C common stock corresponds with increases in Ares Owners Holdings L.P.’s ownership interest in the AOG entities.

The following table presents each partner’s Ares Operating Group Units (“AOG Units”) and corresponding ownership interest in each of the AOG entities, as well as its daily average ownership of AOG Units in each of the AOG entities:

					Daily Average Ownership
	As of June 30, 2024		As of December 31, 2023		Three months ended June 30,		Six months ended June 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2024	2023	2024	2023
Ares Management Corporation	199,187,895	63.74%	190,559,818	61.95%	63.21%	60.37%	62.77%	60.25%
Ares Owners Holdings, L.P.	113,323,787	36.26	117,024,758	38.05	36.79	39.63	37.23	39.75
Total	312,511,682	100.00%	307,584,576	100.00%

Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in AOG entities:

Total
Balance as of December 31, 2022	$93,129
Changes in ownership interests and related tax benefits	(66,506)
Net loss	(1,824)
Currency translation adjustment, net of tax	(148)
Equity compensation	174
Distributions	(2,883)
Balance as of March 31, 2023	21,942
Net income	734
Currency translation adjustment, net of tax	(159)
Balance as of June 30, 2023	22,517
Net income	758
Currency translation adjustment, net of tax	(99)
Balance as of September 30, 2023	23,176
Net income	558
Currency translation adjustment, net of tax	364
Balance as of December 31, 2023	24,098
Net income	73
Currency translation adjustment, net of tax	(257)
Distributions	(302)
Balance as of March 31, 2024	23,612
Net loss	(387)
Currency translation adjustment, net of tax	(47)
Balance as of June 30, 2024	$23,178

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance as of December 31, 2022	$1,013,282
Change in redemption value	10,504
Redemptions from Class A ordinary shares of Ares Acquisition Corporation (formerly NYSE: AAC) (“AAC I”)	(538,985)
Balance as of March 31, 2023	484,801
Gross proceeds from the initial public offering of Ares Acquisition Corporation II (NYSE: AACT) (“AAC II”)	500,000
Change in redemption value	15,948
Balance as of June 30, 2023	1,000,749
Change in redemption value	16,571
Redemptions from Class A ordinary shares of AAC I	(14,733)
Balance as of September 30, 2023	1,002,587
Change in redemption value	12,507
Redemptions from Class A ordinary shares of AAC I	(492,156)
Balance as of December 31, 2023	522,938
Change in redemption value	6,849
Balance as of March 31, 2024	529,787
Change in redemption value	6,959
Balance as of June 30, 2024	$536,746

As of June 30, 2024 and December 31, 2023, 50,000,000 of AAC II Class A ordinary shares are presented at the redemption amount within mezzanine equity within the Condensed Consolidated Statements of Financial Condition.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended June 30, 2024
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$534,664	$99,609	$33,572	$48,145	$10,121	$726,111	$—	$726,111
Fee related performance revenues	6,404	—	—	15,163	—	21,567	—	21,567
Other fees	10,481	6,445	447	54	168	17,595	5,480	23,075
Compensation and benefits	(142,658)	(39,125)	(14,075)	(20,825)	(5,100)	(221,783)	(98,370)	(320,153)
General, administrative and other expenses	(40,610)	(15,286)	(5,490)	(8,896)	(1,892)	(72,174)	(53,910)	(126,084)
Fee related earnings	368,281	51,643	14,454	33,641	3,297	471,316	(146,800)	324,516
Performance income—realized	98,256	5,206	5,819	361	—	109,642	—	109,642
Performance related compensation—realized	(60,942)	(3,503)	(4,661)	110	—	(68,996)	—	(68,996)
Realized net performance income	37,314	1,703	1,158	471	—	40,646	—	40,646
Investment income (loss)—realized	(519)	125	188	—	1,650	1,444	—	1,444
Interest and other investment income (expense)—realized	11,596	(4,526)	277	148	25,917	33,412	640	34,052
Interest expense	(8,774)	(6,729)	(5,768)	(2,578)	(13,546)	(37,395)	(105)	(37,500)
Realized net investment income (loss)	2,303	(11,130)	(5,303)	(2,430)	14,021	(2,539)	535	(2,004)
Realized income	$407,898	$42,216	$10,309	$31,682	$17,318	$509,423	$(146,265)	$363,158

	Three months ended June 30, 2023
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$448,358	$95,239	$29,822	$41,785	$6,548	$621,752	$—	$621,752
Fee related performance revenues	222	334	—	298	—	854	—	854
Other fees	9,459	11,846	421	5	135	21,866	7,848	29,714
Compensation and benefits	(129,857)	(40,638)	(13,413)	(16,623)	(3,386)	(203,917)	(86,011)	(289,928)
General, administrative and other expenses	(27,576)	(10,863)	(3,601)	(4,151)	(588)	(46,779)	(49,467)	(96,246)
Fee related earnings	300,606	55,918	13,229	21,314	2,709	393,776	(127,630)	266,146
Performance income—realized	86,529	2,737	45,909	5,460	—	140,635	—	140,635
Performance related compensation—realized	(55,730)	(1,668)	(37,033)	(4,678)	—	(99,109)	—	(99,109)
Realized net performance income	30,799	1,069	8,876	782	—	41,526	—	41,526
Investment income (loss)—realized	17,565	(1,549)	2,084	—	—	18,100	—	18,100
Interest and other investment income—realized	7,344	2,393	191	182	1,839	11,949	328	12,277
Interest expense	(8,617)	(4,106)	(5,119)	(2,451)	(5,535)	(25,828)	(11)	(25,839)
Realized net investment income (loss)	16,292	(3,262)	(2,844)	(2,269)	(3,696)	4,221	317	4,538
Realized income	$347,697	$53,725	$19,261	$19,827	$(987)	$439,523	$(127,313)	$312,210

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2024
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$1,045,630	$193,423	$68,505	$92,566	$19,352	$1,419,476	$—	$1,419,476
Fee related performance revenues	7,159	—	—	18,125	—	25,284	—	25,284
Other fees	20,392	11,520	886	58	282	33,138	9,813	42,951
Compensation and benefits	(277,507)	(77,043)	(28,860)	(33,539)	(10,692)	(427,641)	(192,527)	(620,168)
General, administrative and other expenses	(74,976)	(29,739)	(10,706)	(17,964)	(3,582)	(136,967)	(104,390)	(241,357)
Fee related earnings	720,698	98,161	29,825	59,246	5,360	913,290	(287,104)	626,186
Performance income—realized	115,022	8,883	8,557	361	—	132,823	—	132,823
Performance related compensation—realized	(69,676)	(5,731)	(6,855)	110	—	(82,152)	—	(82,152)
Realized net performance income	45,346	3,152	1,702	471	—	50,671	—	50,671
Investment income (loss)—realized	(917)	(332)	308	—	1,650	709	—	709
Interest and other investment income (expense)—realized	16,526	(691)	461	358	32,326	48,980	1,092	50,072
Interest expense	(17,787)	(12,678)	(11,657)	(5,276)	(27,781)	(75,179)	(145)	(75,324)
Realized net investment income (loss)	(2,178)	(13,701)	(10,888)	(4,918)	6,195	(25,490)	947	(24,543)
Realized income	$763,866	$87,612	$20,639	$54,799	$11,555	$938,471	$(286,157)	$652,314

	Six months ended June 30, 2023
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$878,825	$192,709	$59,662	$81,648	$11,527	$1,224,371	$—	$1,224,371
Fee related performance revenues	822	334	—	3,569	—	4,725	—	4,725
Other fees	18,608	18,308	815	5	185	37,921	12,488	50,409
Compensation and benefits	(251,757)	(78,624)	(30,039)	(30,035)	(6,526)	(396,981)	(170,978)	(567,959)
General, administrative and other expenses	(54,252)	(23,147)	(8,086)	(8,443)	(1,196)	(95,124)	(95,639)	(190,763)
Fee related earnings	592,246	109,580	22,352	46,744	3,990	774,912	(254,129)	520,783
Performance income—realized	93,939	8,823	63,549	5,460	—	171,771	—	171,771
Performance related compensation—realized	(61,611)	(5,426)	(51,253)	(4,678)	—	(122,968)	—	(122,968)
Realized net performance income	32,328	3,397	12,296	782	—	48,803	—	48,803
Investment income (loss)—realized	18,071	(3,321)	2,963	—	170	17,883	—	17,883
Interest and other investment income—realized	15,457	4,214	357	1,407	8,187	29,622	236	29,858
Interest expense	(17,247)	(8,002)	(9,924)	(4,756)	(10,859)	(50,788)	(37)	(50,825)
Realized net investment income (loss)	16,281	(7,109)	(6,604)	(3,349)	(2,502)	(3,283)	199	(3,084)
Realized income	$640,855	$105,868	$28,044	$44,177	$1,488	$820,432	$(253,930)	$566,502

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Segment revenues
Management fees	$726,111	$621,752	$1,419,476	$1,224,371
Fee related performance revenues	21,567	854	25,284	4,725
Other fees	17,595	21,866	33,138	37,921
Performance income—realized	109,642	140,635	132,823	171,771
Total segment revenues	$874,915	$785,107	$1,610,721	$1,438,788
Segment expenses
Compensation and benefits	$221,783	$203,917	$427,641	$396,981
General, administrative and other expenses	72,174	46,779	136,967	95,124
Performance related compensation—realized	68,996	99,109	82,152	122,968
Total segment expenses	$362,953	$349,805	$646,760	$615,073
Segment realized net investment income (expense)
Investment income—realized	$1,444	$18,100	$709	$17,883
Interest and other investment income —realized	33,412	11,949	48,980	29,622
Interest expense	(37,395)	(25,828)	(75,179)	(50,788)
Total segment realized net investment income (expense)	$(2,539)	$4,221	$(25,490)	$(3,283)
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total consolidated revenue	$788,682	$1,093,286	$1,496,045	$1,906,648
Performance (income) loss—unrealized	122,318	(288,220)	167,794	(415,933)
Management fees of Consolidated Funds eliminated in consolidation	12,002	12,005	24,455	23,606
Performance income of Consolidated Funds eliminated in consolidation	11,527	3,946	17,452	7,491
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	168	2,135	281	6,978
Administrative fees(1)	(17,701)	(16,888)	(34,108)	(30,538)
OMG revenue	(5,481)	(7,848)	(9,814)	(12,488)
Principal investment income, net of eliminations	(29,458)	(6,888)	(36,508)	(29,646)
Net revenue of non-controlling interests in consolidated subsidiaries	(7,142)	(6,421)	(14,876)	(17,330)
Total consolidation adjustments and reconciling items	86,233	(308,179)	114,676	(467,860)
Total segment revenue	$874,915	$785,107	$1,610,721	$1,438,788

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated expenses to segment expenses:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total consolidated expenses	$564,544	$837,738	$1,103,037	$1,466,374
Performance related compensation-unrealized	107,182	(215,496)	171,696	(300,646)
Expenses of Consolidated Funds added in consolidation	(16,409)	(25,395)	(34,117)	(45,036)
Expenses of Consolidated Funds eliminated in consolidation	12,170	12,171	25,165	24,303
Administrative fees(1)	(17,701)	(16,890)	(34,108)	(30,167)
OMG expenses	(152,280)	(135,478)	(296,917)	(266,617)
Acquisition and merger-related expense	(3,650)	(2,757)	(14,228)	(7,712)
Equity compensation expense	(88,232)	(62,282)	(180,654)	(131,359)
Acquisition-related compensation expense(2)	(5,435)	(600)	(10,939)	(1,242)
Placement fee adjustment	230	3,744	(5,310)	6,976
Depreciation and amortization expense	(36,251)	(42,991)	(72,895)	(88,650)
Expense of non-controlling interests in consolidated subsidiaries	(1,215)	(1,959)	(3,970)	(11,151)
Total consolidation adjustments and reconciling items	(201,591)	(487,933)	(456,277)	(851,301)
Total segment expenses	$362,953	$349,805	$646,760	$615,073

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

The following table reconciles the Company’s consolidated other income to segment realized net investment income:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total consolidated other income	$93,187	$126,421	$155,365	$182,817
Investment (income) loss—unrealized	22,471	(43,939)	18,786	(72,924)
Interest and other investment (income) loss—unrealized	437	4,310	(165)	4,518
Other income, net from Consolidated Funds added in consolidation	(108,326)	(146,934)	(188,303)	(209,851)
Other expense, net from Consolidated Funds eliminated in consolidation	(1,233)	(10,492)	(331)	(14,943)
OMG other (income) expense	(233)	1,153	(782)	1,804
Principal investment income (loss)	603	65,242	(2,063)	100,699
Other (income) expense, net	(11,430)	212	(11,299)	303
Other loss of non-controlling interests in consolidated subsidiaries	1,985	8,248	3,302	4,294
Total consolidation adjustments and reconciling items	(95,726)	(122,200)	(180,855)	(186,100)
Total segment realized net investment income (expense)	$(2,539)	$4,221	$(25,490)	$(3,283)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income before taxes	$317,325	$381,969	$548,373	$623,091
Adjustments:
Depreciation and amortization expense	36,251	42,991	72,895	88,650
Equity compensation expense	88,234	62,284	180,655	130,988
Acquisition-related compensation expense(1)	5,435	600	10,939	1,242
Acquisition and merger-related expense	3,650	2,757	14,228	7,712
Placement fee adjustment	(230)	(3,744)	5,310	(6,976)
OMG expense, net	146,567	128,783	286,322	255,933
Other (income) expense, net	(11,430)	212	(11,299)	303
(Income) loss before taxes of non-controlling interests in consolidated subsidiaries	(3,942)	3,786	(7,604)	(1,885)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(110,481)	(67,762)	(176,067)	(94,933)
Total performance (income) loss—unrealized	122,318	(288,220)	167,794	(415,933)
Total performance related compensation—unrealized	(107,182)	215,496	(171,696)	300,646
Total investment (income) loss—unrealized	22,908	(39,629)	18,621	(68,406)
Realized income	509,423	439,523	938,471	820,432
Total performance income—realized	(109,642)	(140,635)	(132,823)	(171,771)
Total performance related compensation—realized	68,996	99,109	82,152	122,968
Total investment (income) loss—realized	2,539	(4,221)	25,490	3,283
Fee related earnings	$471,316	$393,776	$913,290	$774,912

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

14. CONSOLIDATION
Deconsolidation of Funds

Certain funds that have historically been consolidated in the financial statements that are no longer consolidated because, as of the reporting period: (i) such funds have been liquidated or dissolved; or (ii) the Company is no longer deemed to be the primary beneficiary of the variable interest entities (“VIEs”) as it no longer has a significant economic interest. During the six months ended June 30, 2024, the Company did not deconsolidate any entity. During the six months ended June 30, 2023, one private fund experienced a significant change in ownership that resulted in deconsolidation of the entity.

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

	As of June 30,	As of December 31,
	2024	2023
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs(1)	$397,841	$503,376
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs(1)	781,921	910,600
Assets of consolidated VIEs	15,207,028	15,484,962
Liabilities of consolidated VIEs	12,572,337	13,409,257

(1)As of June 30, 2024 and December 31, 2023, the Company’s maximum exposure of loss for CLO securities was equal to the cumulative fair value of the Company’s capital interest in CLOs and totaled $95.0 million and $83.1 million, respectively.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income attributable to non-controlling interests related to consolidated VIEs	$100,969	$63,461	$159,325	$100,592

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of June 30, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$284,445	$—	$—	$284,445
Investments (includes $3,222,927 of accrued carried interest)	5,224,834	—	(809,406)	4,415,428
Due from affiliates	989,036	—	(172,501)	816,535
Other assets	579,509	—	—	579,509
Right-of-use operating lease assets	231,518	—	—	231,518
Intangible assets, net	1,001,126	—	—	1,001,126
Goodwill	1,130,327	—	—	1,130,327
Assets of Consolidated Funds
Cash and cash equivalents	—	1,241,041	—	1,241,041
Investments held in trust account	—	536,846	—	536,846
Investments, at fair value	—	13,678,134	—	13,678,134
Receivable for securities sold	—	182,945	—	182,945
Other assets	—	106,676	(11,973)	94,703
Total assets	$9,440,795	$15,745,642	$(993,880)	$24,192,557
Liabilities
Accounts payable, accrued expenses and other liabilities	$286,116	$—	$(11,972)	$274,144
Accrued compensation	296,784	—	—	296,784
Due to affiliates	349,222	—	—	349,222
Performance related compensation payable	2,341,094	—	—	2,341,094
Debt obligations	2,566,887	—	—	2,566,887
Operating lease liabilities	304,205	—	—	304,205
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	170,672	—	170,672
Due to affiliates	—	172,501	(172,501)	—
Payable for securities purchased	—	503,533	—	503,533
CLO loan obligations, at fair value	—	11,611,359	(119,598)	11,491,761
Fund borrowings	—	137,241	—	137,241
Total liabilities	6,144,308	12,595,306	(304,071)	18,435,543
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	536,746	—	536,746
Redeemable interest in Ares Operating Group entities	23,178	—	—	23,178
Non-controlling interest in Consolidated Funds	—	2,613,590	(707,669)	1,905,921
Non-controlling interest in Ares Operating Group entities	1,282,925	—	6,476	1,289,401
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (195,697,984 shares issued and outstanding)	1,957	—	—	1,957
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (113,323,787 shares issued and outstanding)	1,133	—	—	1,133
Additional paid-in-capital	2,710,596	—	11,384	2,721,980
Accumulated deficit	(712,856)	—	—	(712,856)
Accumulated other comprehensive loss, net of tax	(10,481)	—	—	(10,481)
Total stockholders’ equity	1,990,384	—	11,384	2,001,768
Total equity	3,273,309	2,613,590	(689,809)	5,197,090
Total liabilities, redeemable interest, non-controlling interests and equity	$9,440,795	$15,745,642	$(993,880)	$24,192,557

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$348,274	$—	$—	$348,274
Investments (includes $3,413,007 of accrued carried interest)	5,546,209	—	(921,277)	4,624,932
Due from affiliates	1,068,089	—	(171,343)	896,746
Other assets	429,979	—	—	429,979
Right-of-use operating lease assets	249,326	—	—	249,326
Intangible assets, net	1,058,495	—	—	1,058,495
Goodwill	1,123,976	—	—	1,123,976
Assets of Consolidated Funds
Cash and cash equivalents	—	1,149,511	—	1,149,511
Investments held in trust account	—	523,038	—	523,038
Investments, at fair value	—	14,078,549	—	14,078,549
Receivable for securities sold	—	146,851	—	146,851
Other assets	—	112,466	(11,643)	100,823
Total assets	$9,824,348	$16,010,415	$(1,104,263)	$24,730,500
Liabilities
Accounts payable, accrued expenses and other liabilities	$245,526	$—	$(11,642)	$233,884
Accrued compensation	287,259	—	—	287,259
Due to affiliates	240,254	—	—	240,254
Performance related compensation payable	2,514,610	—	—	2,514,610
Debt obligations	2,965,480	—	—	2,965,480
Operating lease liabilities	319,572	—	—	319,572
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	189,523	—	189,523
Due to affiliates	—	174,897	(171,343)	3,554
Payable for securities purchased	—	484,117	—	484,117
CLO loan obligations, at fair value	—	12,458,266	(112,609)	12,345,657
Fund borrowings	—	125,241	—	125,241
Total liabilities	6,572,701	13,432,044	(295,594)	19,709,151
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	522,938	—	522,938
Redeemable interest in Ares Operating Group entities	24,098	—	—	24,098
Non-controlling interest in Consolidated Funds	—	2,055,433	(796,988)	1,258,445
Non-controlling interest in Ares Operating Group entities	1,326,913	—	(4,444)	1,322,469
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (187,069,907 shares issued and outstanding)	1,871	—	—	1,871
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized ($1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (117,024,758 shares issued and outstanding)	1,170	—	—	1,170
Additional paid-in-capital	2,398,273	—	(7,237)	2,391,036
Accumulated deficit	(495,083)	—	—	(495,083)
Accumulated other comprehensive loss, net of tax	(5,630)	—	—	(5,630)
Total stockholders’ equity	1,900,636	—	(7,237)	1,893,399
Total equity	3,227,549	2,055,433	(808,669)	4,474,313
Total liabilities, redeemable interest, non-controlling interests and equity	$9,824,348	$16,010,415	$(1,104,263)	$24,730,500

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended June 30, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$733,683	$—	$(12,002)	$721,681
Carried interest allocation	(39,640)	—	(11,527)	(51,167)
Incentive fees	47,734	—	—	47,734
Principal investment income	603	—	28,858	29,461
Administrative, transaction and other fees	41,141	—	(168)	40,973
Total revenues	783,521	—	5,161	788,682
Expenses
Compensation and benefits	419,858	—	—	419,858
Performance related compensation	(28,985)	—	—	(28,985)
General, administrative and other expense	169,432	—	—	169,432
Expenses of the Consolidated Funds	—	16,409	(12,170)	4,239
Total expenses	560,305	16,409	(12,170)	564,544
Other income (expense)
Net realized and unrealized gains on investments	12,999	—	(4,660)	8,339
Interest and dividend income	10,052	—	(3,035)	7,017
Interest expense	(37,500)	—	—	(37,500)
Other expense, net	(1,923)	—	985	(938)
Net realized and unrealized gains on investments of the Consolidated Funds	—	86,119	7,404	93,523
Interest and other income of the Consolidated Funds	—	240,898	(539)	240,359
Interest expense of the Consolidated Funds	—	(218,691)	1,078	(217,613)
Total other income (expense), net	(16,372)	108,326	1,233	93,187
Income before taxes	206,844	91,917	18,564	317,325
Income tax expense	36,082	4,992	—	41,074
Net income	170,762	86,925	18,564	276,251
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	86,925	18,564	105,489
Net income attributable to Ares Operating Group entities	170,762	—	—	170,762
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(387)	—	—	(387)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	76,211	—	—	76,211
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$94,938	$—	$—	$94,938

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,433,828	$—	$(24,455)	$1,409,373
Carried interest allocation	(66,190)	—	(17,455)	(83,645)
Incentive fees	56,398	—	3	56,401
Principal investment income (loss)	(2,062)	—	38,573	36,511
Administrative, transaction and other fees	77,686	—	(281)	77,405
Total revenues	1,499,660	—	(3,615)	1,496,045
Expenses
Compensation and benefits	832,809	—	—	832,809
Performance related compensation	(79,517)	—	—	(79,517)
General, administrative and other expense	340,793	—	(433)	340,360
Expenses of the Consolidated Funds	—	34,117	(24,732)	9,385
Total expenses	1,094,085	34,117	(25,165)	1,103,037
Other income (expense)
Net realized and unrealized gains on investments	25,356	—	(6,501)	18,855
Interest and dividend income	18,144	—	(5,745)	12,399
Interest expense	(75,324)	—	—	(75,324)
Other expense, net	(1,445)	—	777	(668)
Net realized and unrealized gains on investments of the Consolidated Funds	—	118,471	9,476	127,947
Interest and other income of the Consolidated Funds	—	497,965	(330)	497,635
Interest expense of the Consolidated Funds	—	(428,133)	2,654	(425,479)
Total other income (expense), net	(33,269)	188,303	331	155,365
Income before taxes	372,306	154,186	21,881	548,373
Income tax expense	64,445	3,862	—	68,307
Net income	307,861	150,324	21,881	480,066
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	150,324	21,881	172,205
Net income attributable to Ares Operating Group entities	307,861	—	—	307,861
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(314)	—	—	(314)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	140,210	—	—	140,210
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$167,965	$—	$—	$167,965

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$307,861	$150,324	$21,881	$480,066
Adjustments to reconcile net income to net cash provided by operating activities	432,686	—	(129,326)	303,360
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	—	332,840	(9,476)	323,364
Cash flows due to changes in operating assets and liabilities	139,106	—	18,283	157,389
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	(32,091)	(89,871)	(121,962)
Net cash provided by operating activities	879,653	451,073	(188,509)	1,142,217
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(55,309)	—	—	(55,309)
Acquisitions	(8,000)	—	—	(8,000)
Net cash used in investing activities	(63,309)	—	—	(63,309)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	354,395	—	—	354,395
Proceeds from Credit Facility	650,000	—	—	650,000
Repayments of Credit Facility	(1,050,000)	—	—	(1,050,000)
Dividends and distributions	(632,260)	—	—	(632,260)
Stock option exercises	1,511	—	—	1,511
Taxes paid related to net share settlement of equity awards	(203,076)	—	—	(203,076)
Other financing activities	1,303	—	—	1,303
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	434,961	76,649	511,610
Distributions to non-controlling interests in Consolidated Funds	—	(67,934)	20,330	(47,604)
Borrowings under loan obligations by Consolidated Funds	—	167,135	—	167,135
Repayments under loan obligations by Consolidated Funds	—	(878,545)	—	(878,545)
Net cash used in financing activities	(878,127)	(344,383)	96,979	(1,125,531)
Effect of exchange rate changes	(2,046)	(15,160)	—	(17,206)
Net change in cash and cash equivalents	(63,829)	91,530	(91,530)	(63,829)
Cash and cash equivalents, beginning of period	348,274	1,149,511	(1,149,511)	348,274
Cash and cash equivalents, end of period	$284,445	$1,241,041	$(1,241,041)	$284,445
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with acquisition-related activities	$7,724	$—	$—	$7,724

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$445,197	$164,256	$(69,882)	$539,571
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(108,264)	—	258,037	149,773
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds	—	(869,324)	(14,907)	(884,231)
Cash flows due to changes in operating assets and liabilities	130,743	—	(61,317)	69,426
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	144,378	(10,397)	133,981
Net cash provided by (used in) operating activities	467,676	(560,690)	101,534	8,520
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(21,127)	—	—	(21,127)
Net cash used in investing activities	(21,127)	—	—	(21,127)
Cash flows from financing activities:
Proceeds from Credit Facility	495,000	—	—	495,000
Repayments of Credit Facility	(470,000)	—	—	(470,000)
Dividends and distributions	(510,501)	—	—	(510,501)
Stock option exercises	53,140	—	—	53,140
Taxes paid related to net share settlement of equity awards	(133,570)	—	—	(133,570)
Other financing activities	1,554	—	—	1,554
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	880,426	(199,435)	680,991
Distributions to non-controlling interests in Consolidated Funds	—	(46,303)	10,378	(35,925)
Redemptions of redeemable interests in Consolidated Funds	—	(538,985)	—	(538,985)
Borrowings under loan obligations by Consolidated Funds	—	535,464	—	535,464
Repayments under loan obligations by Consolidated Funds	—	(174,669)	—	(174,669)
Net cash provided by (used in) financing activities	(564,377)	655,933	(189,057)	(97,501)
Effect of exchange rate changes	4,668	(7,720)	—	(3,052)
Net change in cash and cash equivalents	(113,160)	87,523	(87,523)	(113,160)
Cash and cash equivalents, beginning of period	389,987	724,641	(724,641)	389,987
Cash and cash equivalents, end of period	$276,827	$812,164	$(812,164)	$276,827
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with acquisition-related activities	$116,101	$—	$—	$116,101
Issuance of common stock in connection with settlement of management incentive program	$245,647	$—	$—	$245,647

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
15. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after June 30, 2024 through the date the unaudited condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In July 2024, the underwriters exercised the 30-day option to purchase an additional 397,500 shares of Class A common stock granted in the Offering pursuant to the underwriting agreement, which resulted in additional proceeds of $52.9 million (after deducting underwriting discounts but before offering expenses).
In August 2024, the Company’s board of directors declared a quarterly dividend of $0.93 per share of Class A and non-voting common stock payable on September 30, 2024 to common stockholders of record at the close of business on September 16, 2024.

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

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the three months ended June 30, 2024, 95% of our management fees were derived from perpetual capital vehicles or long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results from operations, including the fair value of our AUM, are affected by a variety of factors. Conditions in the global financial markets and economic and political environments may impact our business, particularly in the U.S., Europe and Asia-Pacific (“APAC”).

    The following table presents returns of selected market indices:

			Returns (%)
Type of Index	Name of Index	Region	Three months ended June 30, 2024	Six months ended June 30, 2024
High yield bonds	ICE BAML High Yield Master II Index	U.S.	1.1	2.6
High yield bonds	ICE BAML European Currency High Yield Index	Europe	1.5	3.2
Leveraged loans	Credit Suisse Leveraged Loan Index (“CSLLI”)	U.S.	1.9	4.4
Leveraged loans	Credit Suisse Western European Leveraged Loan Index	Europe	2.1	4.1
Equities	S&P 500 Index	U.S.	4.3	15.3
Equities	MSCI All Country World Ex-U.S. Index	Non-U.S.	1.0	5.7
Real estate equities	FTSE NAREIT All Equity REITs Index	U.S.	(1.9)	(4.1)
Real estate equities	FTSE EPRA/NAREIT Developed Europe Index	Europe	(1.7)	(5.2)

Global markets continued to perform positively in the second quarter amid modest inflation and optimistic signaling by central banks. Despite the headwinds and ongoing conflicts in the Middle East and Ukraine, U.S. and European high yield bonds and leveraged loans returned positive performance with stable demand and improved capital markets access. The Asian-Pacific markets experienced mixed performance as the region overall continued to show growth, primarily driven by resilient demand in Southeast Asia, India and Australia. Opportunities within China continue to be limited, with muted deal activity driven by uncertainty in the economy and more specifically within the property sector. Globally, reduced lending activity by banks and limited capital accessibility continued to support private credit growth.

While the public equity markets continued their positive momentum in the second quarter, the private markets continued to experience challenges with downward pressure on valuations and muted opportunities for realizations. The private equity markets continue to experience a prolonged slowdown in deal activity, and we believe potential liquidity constraints from investors have increased the need for flexible capital solutions. Businesses have continued to struggle to navigate this challenging growth and uncertain macroeconomic environment, which we believe has heightened the need for partnerships with value-add managers. This environment underscores the importance of investing in resilient industries where we have the ability to drive fundamental business growth and deliver a systematic approach to long-term value creation.

The commercial real estate markets continued to be impacted by the macroeconomic environment. European and U.S. real estate deal activity remained subdued with limited transactional liquidity. Given the higher interest rate environment, property valuations remain soft, though capitalization rate yields continue to stabilize following the sustained widening seen in 2023. We believe certain of these market trends will be offset by continued strong fundamentals, such as occupancy and rental rates, in property types that include multifamily and industrial.

The current market environment has had a more pronounced negative impact on certain industries, including energy, which is an industry in which few of our funds have made investments. As of June 30, 2024, 1% of our total AUM was invested in debt and equity investments in the energy sector (of which less than 1% of our total AUM was invested in midstream investments and also includes oil and gas exploration) and less than 1% of our total AUM was invested in renewable energy investments.

We believe our portfolios across all strategies are well positioned for a fluctuating interest rate environment. On a market value basis, approximately 85% of our debt assets and 56% of our total assets were floating rate instruments as of June 30, 2024.

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
The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 3/31/2024	$308,639	$64,104	$24,476	$25,641	$5,479	$428,339
Net new par/equity commitments	11,200	2,491	15	866	1,097	15,669
Net new debt commitments	8,592	1,703	—	—	—	10,295
Capital reductions	(5,110)	(207)	(2)	—	—	(5,319)
Distributions	(2,817)	(736)	(29)	(285)	(238)	(4,105)
Redemptions	(655)	(291)	—	—	—	(946)
Net allocations among investment strategies	610	—	—	—	(610)	—
Change in fund value	2,664	628	120	81	(194)	3,299
Balance at 6/30/2024	$323,123	$67,692	$24,580	$26,303	$5,534	$447,232

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 3/31/2023	$249,134	$64,114	$20,656	$22,894	$3,497	$360,295
Net new par/equity commitments	9,936	1,824	—	142	2,493	14,395
Net new debt commitments	2,835	150	—	—	—	2,985
Capital reductions	(352)	(1)	(2)	—	—	(355)
Distributions	(1,970)	(1,314)	(385)	(129)	(112)	(3,910)
Redemptions	(434)	(418)	—	—	—	(852)
Net allocations among investment strategies	1,739	—	—	—	(1,739)	—
Change in fund value	3,665	416	772	95	67	5,015
Balance at 6/30/2023	$264,553	$64,771	$21,041	$23,002	$4,206	$377,573

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2023	$299,350	$65,413	$24,551	$24,760	$4,772	$418,846
Acquisitions	—	—	—	—	71	71
Net new par/equity commitments	18,933	2,899	330	1,835	2,612	26,609
Net new debt commitments	14,704	1,703	—	—	—	16,407
Capital reductions	(6,595)	(335)	(4)	—	—	(6,934)
Distributions	(6,381)	(1,582)	(64)	(449)	(373)	(8,849)
Redemptions	(3,171)	(725)	(2)	—	—	(3,898)
Net allocations among investment strategies	1,325	—	(47)	—	(1,278)	—
Change in fund value	4,958	319	(184)	157	(270)	4,980
Balance at 6/30/2024	$323,123	$67,692	$24,580	$26,303	$5,534	$447,232

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2022	$239,299	$66,061	$21,029	$21,961	$3,647	$351,997
Net new par/equity commitments	18,977	2,589	50	1,389	4,139	27,144
Net new debt commitments	4,258	150	—	—	—	4,408
Capital reductions	(2,433)	(405)	(5)	—	—	(2,843)
Distributions	(3,558)	(2,976)	(651)	(554)	(198)	(7,937)
Redemptions	(1,810)	(956)	—	—	(539)	(3,305)
Net allocations among investment strategies	2,554	—	—	—	(2,554)	—
Change in fund value	7,266	308	618	206	(289)	8,109
Balance at 6/30/2023	$264,553	$64,771	$21,041	$23,002	$4,206	$377,573

The components of our AUM are presented below ($ in billions):

AUM: $447.2	AUM: $377.6

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $14.4 billion and $14.9 billion of AUM of funds from which we indirectly earn management fees as of June 30, 2024 and 2023, respectively, and includes $4.2 billion and $3.6 billion of non-fee paying AUM from our general partner and employee commitments as of June 30, 2024 and 2023, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management

FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 3/31/2024	$189,826	$40,836	$12,565	$19,891	$3,998	$267,116
Commitments	6,081	1,224	—	606	1,081	8,992
Deployment/subscriptions/increase in leverage	7,185	865	25	40	154	8,269
Capital reductions	(3,111)	—	—	—	—	(3,111)
Distributions	(4,033)	(563)	—	(132)	(238)	(4,966)
Redemptions	(1,173)	(291)	—	—	—	(1,464)
Net allocations among investment strategies	613	—	—	—	(613)	—
Change in fund value	787	(38)	(9)	3	31	774
Change in fee basis	913	(410)	(316)	53	(1)	239
Balance at 6/30/2024	$197,088	$41,623	$12,265	$20,461	$4,412	$275,849

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 3/31/2023	$161,218	$40,928	$11,281	$17,747	$2,735	$233,909
Commitments	1,444	870	—	136	1,975	4,425
Deployment/subscriptions/increase in leverage	7,216	988	—	193	(118)	8,279
Capital reductions	(347)	(50)	—	—	—	(397)
Distributions	(2,624)	(1,096)	—	(73)	(104)	(3,897)
Redemptions	(473)	(431)	—	—	—	(904)
Net allocations among investment strategies	1,770	—	—	—	(1,770)	—
Change in fund value	1,224	(173)	—	(220)	57	888
Change in fee basis	—	98	(4)	12	—	106
Balance at 6/30/2023	$169,428	$41,134	$11,277	$17,795	$2,775	$242,409

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2023	$185,280	$41,338	$13,124	$19,040	$3,575	$262,357
Acquisitions	—	—	—	—	55	55
Commitments	9,859	1,520	—	1,506	2,402	15,287
Deployment/subscriptions/increase in leverage	14,409	1,729	25	102	154	16,419
Capital reductions	(5,875)	(12)	—	—	—	(5,887)
Distributions	(7,696)	(867)	—	(231)	(373)	(9,167)
Redemptions	(3,322)	(725)	(2)	—	—	(4,049)
Net allocations among investment strategies	1,499	—	—	—	(1,499)	—
Change in fund value	1,328	(446)	(28)	—	99	953
Change in fee basis	1,606	(914)	(854)	44	(1)	(119)
Balance at 6/30/2024	$197,088	$41,623	$12,265	$20,461	$4,412	$275,849

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2022	$158,441	$41,607	$11,281	$17,668	$2,064	$231,061
Commitments	2,526	1,467	—	243	3,621	7,857
Deployment/subscriptions/increase in leverage	12,199	1,210	—	299	49	13,757
Capital reductions	(1,881)	(329)	—	—	—	(2,210)
Distributions	(5,159)	(1,730)	—	(266)	(190)	(7,345)
Redemptions	(1,850)	(969)	—	—	—	(2,819)
Net allocations among investment strategies	2,586	—	—	—	(2,586)	—
Change in fund value	2,566	(220)	—	(112)	(183)	2,051
Change in fee basis	—	98	(4)	(37)	—	57
Balance at 6/30/2023	$169,428	$41,134	$11,277	$17,795	$2,775	$242,409

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $275.8	FPAUM: $242.4

Invested capital/other(1)	Market value(2)	Collateral balances (at par)	Capital commitments

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $64.6 billion and $56.2 billion from funds that primarily invest in illiquid strategies as of June 30, 2024 and 2023, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

Perpetual Capital Assets Under Management

The chart below presents our perpetual capital AUM by segment and type ($ in billions):

Perpetual Capital AUM

$116.3
$4.9
$1.7
$25.9
$83.8
$99.5
$3.2
$0.5
$27.7
$68.1
6/30/2024
6/30/2023
Credit
Real Assets
Secondaries
Other Businesses

Perpetual Capital by Type

$116.3
$24.0
$29.1
$30.1
$33.1
$99.5
$25.0
$19.7
$25.0
$29.8
6/30/2024
6/30/2023
Publicly-Traded Vehicles
Private Commingled Vehicles
Non-Traded Vehicles
Managed Accounts

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For both the three months ended June 30, 2024 and 2023, 95% of management fees were earned from perpetual capital or long-dated funds.

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
As of June 30, 2024, AUM Not Yet Paying Fees includes $70.8 billion of AUM available for future deployment that could generate approximately $674.7 million in potential incremental annual management fees. As of June 30, 2023, AUM Not

Yet Paying Fees included $55.6 billion of AUM available for future deployment that could generate approximately $551.6 million in potential incremental annual management fees.

Incentive Eligible Assets Under Management and Incentive Generating Assets Under Management

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Credit	Real Assets	Private Equity	Secondaries	Other Businesses

Fee related performance revenues are not recognized by us until such fees are crystallized and no longer subject to reversal. As of June 30, 2024, perpetual capital IGAUM that could generate fee related performance revenues totaled $19.8 billion, composed of $18.3 billion within the Credit Group and $1.5 billion within the Secondaries Group. As of June 30, 2023, perpetual capital IGAUM from which we could generate fee related performance revenues totaled $14.8 billion, composed of $13.7 billion within the Credit Group, $0.7 billion within the Real Assets Group and $0.4 billion within the Secondaries Group. As of June 30, 2024 and 2023, IGAUM included $39.6 billion and $32.9 billion, respectively, of AUM from funds generating incentive income that is not recognized by Ares until such fees are crystallized or no longer subject to reversal.

Fund Performance Metrics
Fund performance information for our funds considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds are commingled funds that either contributed at least 1% of our total management fees or comprised at least 1% of the Company’s total FPAUM for the past two consecutive quarters. In addition to management fees, each of our significant funds may generate carried interest or incentive fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment, there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.
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

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 4% of our AUM as of June 30, 2024 and less than 1% of total revenues for the six months ended June 30, 2024. As of June 30, 2024, we consolidated 28 CLOs, 10 private funds and one SPAC, and as of June 30, 2023, we consolidated 26 CLOs, nine private funds and two SPACs.
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
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the six months ended June 30, 2024, we did not deconsolidate any entities. During the six months ended June 30, 2023, we deconsolidated one private fund as a result of significant change in ownership.
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
Non-GAAP Financial Measures
We use the following non-GAAP measures to make operating decisions, assess performance and allocate resources:
•Fee Related Earnings (“FRE”)
•Realized Income (“RI”)
These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. We operate through our distinct operating segments. On January 1, 2024, we changed our segment composition. The special opportunities strategy, historically part of the Private Equity Group, is now referred to as opportunistic credit and is presented within the Credit Group. Historical results have been modified to conform with the current presentation.

The following table sets forth FRE and RI by reportable segment and the OMG ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Fee Related Earnings:
Credit Group	$368,281	$300,606	$67,675	23%	$720,698	$592,246	$128,452	22%
Real Assets Group	51,643	55,918	(4,275)	(8)	98,161	109,580	(11,419)	(10)
Private Equity Group	14,454	13,229	1,225	9	29,825	22,352	7,473	33
Secondaries Group	33,641	21,314	12,327	58	59,246	46,744	12,502	27
Other	3,297	2,709	588	22	5,360	3,990	1,370	34
Operations Management Group	(146,800)	(127,630)	(19,170)	(15)	(287,104)	(254,129)	(32,975)	(13)
Fee Related Earnings	$324,516	$266,146	58,370	22	$626,186	$520,783	105,403	20
Realized Income:
Credit Group	$407,898	$347,697	$60,201	17%	$763,866	$640,855	$123,011	19%
Real Assets Group	42,216	53,725	(11,509)	(21)	87,612	105,868	(18,256)	(17)
Private Equity Group	10,309	19,261	(8,952)	(46)	20,639	28,044	(7,405)	(26)
Secondaries Group	31,682	19,827	11,855	60	54,799	44,177	10,622	24
Other	17,318	(987)	18,305	NM	11,555	1,488	10,067	NM
Operations Management Group	(146,265)	(127,313)	(18,952)	(15)	(286,157)	(253,930)	(32,227)	(13)
Realized Income	$363,158	$312,210	50,948	16	$652,314	$566,502	85,812	15

Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported within the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and the OMG ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income before taxes	$317,325	$381,969	$548,373	$623,091
Adjustments:
Depreciation and amortization expense	36,251	42,991	72,895	88,650
Equity compensation expense	88,234	62,284	180,655	130,988
Acquisition-related compensation expense(1)	5,435	600	10,939	1,242
Acquisition and merger-related expense	3,650	2,757	14,228	7,712
Placement fee adjustment	(230)	(3,744)	5,310	(6,976)
Other (income) expense, net	(11,430)	212	(11,299)	303
(Income) loss before taxes of non-controlling interests in consolidated subsidiaries	(3,942)	3,786	(7,604)	(1,885)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(110,481)	(67,762)	(176,067)	(94,933)
Total performance (income) loss—unrealized	122,318	(288,220)	167,794	(415,933)
Total performance related compensation—unrealized	(107,182)	215,496	(171,696)	300,646
Total net investment (income) loss—unrealized	23,210	(38,159)	18,786	(66,403)
Realized Income	363,158	312,210	652,314	566,502
Total performance income—realized	(109,642)	(140,635)	(132,823)	(171,771)
Total performance related compensation—realized	68,996	99,109	82,152	122,968
Total investment (income) loss—realized	2,004	(4,538)	24,543	3,084
Fee Related Earnings	$324,516	$266,146	$626,186	$520,783

(1)Represents contingent obligations (“earnouts”) in connection with the acquisition of AMP Capital’s infrastructure debt platform (“Infrastructure Debt Acquisition”) and the Crescent Point Acquisition that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Condensed Consolidated Statements of Operations.

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

The following table presents our summarized consolidated results of operations ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Total revenues	$788,682	$1,093,286	$(304,604)	(28)%	$1,496,045	$1,906,648	$(410,603)	(22)%
Total expenses	(564,544)	(837,738)	273,194	33	(1,103,037)	(1,466,374)	363,337	25
Total other income, net	93,187	126,421	(33,234)	(26)	155,365	182,817	(27,452)	(15)
Less: Income tax expense	41,074	49,714	8,640	17	68,307	83,520	15,213	18
Net income	276,251	332,255	(56,004)	(17)	480,066	539,571	(59,505)	(11)
Less: Net income attributable to non-controlling interests in Consolidated Funds	105,489	67,681	37,808	56	172,205	94,374	77,831	82
Net income attributable to Ares Operating Group entities	170,762	264,574	(93,812)	(35)	307,861	445,197	(137,336)	(31)
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(387)	734	(1,121)	NM	(314)	(1,090)	776	71
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	76,211	119,326	(43,115)	(36)	140,210	207,734	(67,524)	(33)
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$94,938	$144,514	(49,576)	(34)	$167,965	$238,553	(70,588)	(30)

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues
Management fees	$721,681	$615,271	$106,410	17%	$1,409,373	$1,215,787	$193,586	16%
Carried interest allocation	(51,167)	418,466	(469,633)	NM	(83,645)	569,954	(653,599)	NM
Incentive fees	47,734	7,950	39,784	NM	56,401	16,873	39,528	234
Principal investment income	29,461	6,888	22,573	NM	36,511	29,646	6,865	23
Administrative, transaction and other fees	40,973	44,711	(3,738)	(8)	77,405	74,388	3,017	4
Total revenues	$788,682	$1,093,286	(304,604)	(28)	$1,496,045	$1,906,648	(410,603)	(22)
Management Fees. Capital deployment in direct lending, alternative credit and opportunistic credit funds within the Credit Group led to a rise in FPAUM and additional management fees of $59.8 million and $114.7 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. Part I Fees increased by $29.1 million and $52.0 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increases in Part I Fees were primarily due to: (i) the increases in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in the average size of their portfolios and the impact of rising interest rates, given their primarily floating-rate loan portfolios; and (ii) ASIF and AESIF that began generating Part I Fees after the second quarter of 2023. Within the Private Equity Group, funds that we manage as a result of the acquisition of the investment management business and related operating entities collectively doing business as Crescent Point Capital (“Crescent Point”) (the “Crescent Point Acquisition”), which was completed on October 2, 2023, generated additional fees of $7.2 million and $14.6 million for the three and six months ended June 30, 2024, respectively. For detail regarding the fluctuations of management fees within each of our segments, see “—Results of Operations by Segment.”

Carried Interest Allocation. The activity was principally composed of the following ($ in millions):

	Three months ended June 30, 2024	Primary Drivers	Three months ended June 30, 2023	Primary Drivers
Credit funds	$35.4
Primarily from five direct lending funds, one opportunistic credit fund and two alternative credit funds with $35.8 billion of IGAUM generating returns in excess of their hurdle rates. Ares Capital Europe V, L.P. (“ACE V”) and our sixth European direct lending fund generated carried interest allocation of $43.0 million and $13.7 million, respectively, driven by net investment income on an increasing invested capital base. Ares Private Credit Solutions II, L.P. (“PCS II”), Ares Capital Europe IV, L.P. (“ACE IV”) and Ares Private Credit Solutions, L.P. (“PCS I”) generated carried interest allocation of $17.5 million, $16.4 million and $5.4 million, respectively, primarily driven by net investment income during the period. Our direct lending funds have benefited from rising interest rates on predominately floating-rate loans. Within our opportunistic credit funds, Ares Special Opportunities Fund II, L.P. (“ASOF II”) generated carried interest allocation of $26.9 million, driven by improving operating performance metrics from portfolio companies that operate in the services and retail industries. Within our alternative credit funds, Ares Pathfinder Fund, L.P. (“Pathfinder I”) and Ares Pathfinder Fund II, L.P. (“Pathfinder II”) generated carried interest allocation of $19.1 million and $14.0 million, respectively, driven by market appreciation of certain investments and net investment income during the period. The activity was partially offset by the reversal of unrealized carried interest allocation within our opportunistic credit funds of $82.5 million and $43.2 million, respectively, from Ares Special Situations Fund IV, L.P. (“SSF IV”) and Ares Special Opportunities Fund, L.P.’s (“ASOF I”), primarily due to the market depreciation of their investments in Savers Value Village, Inc. (“SVV”), driven by its lower stock price.
			$235.1	Primarily from two opportunistic credit funds, three direct lending funds and one alternative credit fund with $27.5 billion of IGAUM generating returns in excess of their hurdle rates. Appreciation of SSF IV and ASOF I investments, predominately in SVV following its initial public offering, generated carried interest allocation of $68.8 million and $60.1 million, respectively. ACE V generated carried interest allocation of $33.9 million driven by net investment income on an increasing invested capital base. ACE IV and PCS I generated carried interest allocation of $16.1 million and $7.9 million, respectively, primarily driven by net investment income during the period. Our direct lending funds have benefited from rising interest rates on predominately floating-rate loans. Pathfinder I generated carried interest allocation of $31.2 million driven by market appreciation of certain investments and net investment income during the period.
Real assets funds	50.5
Appreciation of certain investments within our infrastructure opportunities funds, generated carried interest allocation of $44.8 million, including $19.9 million from Ares Energy Investors Fund V, L.P. (“EIF V”) and $14.8 million from Ares Climate Infrastructure Partners, L.P. (“ACIP”). Ares Infrastructure Debt Fund V, L.P. (“IDF V”) also generated carried interest allocation of $16.8 million, driven by net investment income during the period. Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily property investments, collectively generated carried interest allocation of $5.6 million from U.S. Real Estate Fund X, L.P. (“US X”) and U.S. Real Estate Fund IX, L.P. (“US IX”). The appreciation was partially offset by the reversal of unrealized carried interest allocation of $12.7 million from Ares European Real Estate Fund IV, L.P. (“EF IV”), primarily driven by the lower valuation of a residential property investment.
			37.3	Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily property investments, generated carried interest allocation of $6.4 million from Ares European Property Enhancement Partners III, SCSp. (“EPEP III”), $4.8 million from US IX, $4.5 million from Ares U.S. Real Estate Opportunity Fund III, L.P. (“AREOF III”) and $3.5 million from US X. IDF V and EIF V also generated carried interest allocation of $8.3 million and $4.4 million, respectively, driven by net investment income during the period.
Private equity funds	(129.4)	Reversal of unrealized carried interest allocation of $230.6 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”) was primarily due to the market depreciation of its investment in SVV, driven by its lower stock price. The reversal was partially offset by carried interest allocation of $90.0 million from Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”), driven by improving operating performance metrics from portfolio companies that primarily operate in the healthcare, services, industrial and retail industries.	146.8	ACOF V generated carried interest allocation of $86.3 million, primarily due to appreciation of its investment in SVV following its initial public offering. In addition, ACOF VI generated carried interest allocation of $70.9 million, driven by improving operating performance metrics from portfolio companies that primarily operate in the retail and healthcare industries and market appreciation of an investment in a services company. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $10.4 million from Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”), primarily driven by lower operating performance metrics of a portfolio company that operates in the healthcare industry and the lower stock price of a publicly-traded portfolio company that operates in the retail industry.
Secondaries funds	(7.7)	Reversal of unrealized carried interest of $14.4 million from Landmark Real Estate Fund VIII, L.P. (“LREF VIII”), primarily driven by the lower valuation of certain investments with underlying interests in multifamily portfolios and of $7.3 million from Landmark Equity Partners XVI, L.P. (“LEP XVI”), due to lower net investment income. The reversal was partially offset by carried interest allocation of $15.6 million, primarily driven by the appreciation of certain portfolio investments within our third infrastructure secondaries fund and within two private equity secondaries funds.	(0.7)	Reversal of unrealized carried interest from LEP XVI, driven primarily by market depreciation of certain portfolio investments.
Carried interest allocation	$(51.2)		$418.5

	Six months ended June 30, 2024	Primary Drivers	Six months ended June 30, 2023	Primary Drivers
Credit funds	$255.0
Primarily from four direct lending funds, one alternative credit fund and one opportunistic credit fund with $32.8 billion of IGAUM generating returns in excess of their hurdle rates. PCS II, ACE V and our sixth European direct lending fund generated carried interest allocation of $88.8 million, $82.7 million and $21.4 million, respectively, driven by net investment income on an increasing invested capital base. ACE IV generated carried interest allocation of $32.1 million driven by net investment income during the period. Our direct lending funds have benefited from rising interest rates on predominately floating-rate loans. Pathfinder I generated carried interest allocation of $26.8 million driven by market appreciation of certain investments and net investment income during the period. In addition, ASOF II generated carried interest allocation of $57.3 million, driven by improving operating performance of portfolio companies that operate in the retail, healthcare and services industries. This activity was partially offset by reversal of carried interest allocation of $52.7 million and $30.8 million, respectively, from SSF IV and ASOF I, primarily due to market depreciation of their investments in SVV, driven by its lower stock price.
			$430.1	Primarily from three direct lending funds, one alternative credit fund and two opportunistic credit funds with $27.5 billion of IGAUM generating returns in excess of their hurdle rates. Appreciation of SSF IV and ASOF I’s investments, predominately in SVV following its initial public offering, generated carried interest allocation of $121.9 million and $85.4 million, respectively. ACE V generated carried interest allocation of $78.7 million driven by net investment income on an increasing invested capital base. ACE IV and PCS I generated carried interest allocation of $40.2 million and $22.5 million, respectively, primarily driven by net investment income during the period. Our direct lending funds have benefited from rising interest rates on predominately floating-rate loans. Pathfinder I generated carried interest allocation of $34.7 million driven by market appreciation of certain investments and net investment income during the period.
Real assets funds	43.6
IDF V generated carried interest allocation of $29.6 million driven by net investment income during the period. EIF V also generated $21.7 million of carried interest allocation, driven by appreciation of certain investments. Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $5.7 million from US X and $4.4 million from US IX. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $17.1 million from EF IV, primarily driven by the lower valuation of residential and retail property investments.
			24.6	IDF V generated carried interest allocation of $14.6 million driven by net investment income. Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily property investments, generated carried interest allocation of $9.5 million from two U.S. real estate equity funds, $5.6 million from AREOF III and $2.4 million from US X. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $9.6 million from two European real estate equity funds primarily driven by market depreciation of certain property investments.
Private equity funds	(365.8)	Reversal of unrealized carried interest allocation of $474.9 million from ACOF V was primarily due to the market depreciation of its investment in SVV, driven by its lower stock price. The reversal was partially offset by carried interest allocation generated from ACOF VI of $118.0 million, driven by improving operating performance metrics from portfolio companies that primarily operate in the healthcare, services, industrial and retail industries.	116.5	ACOF VI generated carried interest allocation of $81.0 million, driven by improving operating performance of portfolio companies that primarily operate in the retail and healthcare industries and market appreciation of an investment in a services company. In addition, ACOF V generated carried interest allocation of $49.9 million, primarily due to appreciation of its investment in SVV following its initial public offering. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $10.6 million from ACOF IV primarily driven by lower operating performance metrics and market depreciation of a portfolio company that operates in the healthcare industry and lower stock price of a publicly-traded portfolio company that operates in the retail industry.
Secondaries funds	(16.4)	Reversal of unrealized carried interest of $15.8 million from LREF VIII, primarily driven by the lower valuation of certain investments with underlying interests in multifamily portfolios and of $12.0 million from LEP XVI, due to lower net investment income. The reversal was partially offset by carried interest allocation of $15.6 million, primarily driven by the appreciation of certain portfolio investments within our third infrastructure secondaries fund and within two private equity secondaries funds.	(1.2)	Reversal of unrealized carried interest from LEP XVI of $8.2 million, driven primarily by market depreciation of certain portfolio investments. The reversal was partially offset by appreciation of certain investments of LREF VIII, which generated carried interest allocation of $6.8 million.
Carried interest allocation	$(83.6)		$570.0

Incentive Fees. The activity was principally composed of the following ($ in millions). For detail regarding the fluctuations of incentive fees within each of our segments, see discussion of fee related performance revenues and realized net performance income within “—Results of Operations by Segment”:

	Three months ended June 30, 2024	Primary Drivers	Three months ended June 30, 2023	Primary Drivers
Credit funds	$31.1	Incentive fees generated from two alternative credit funds and two direct lending funds.	$5.8	Incentive fees generated from two alternative credit funds.
Real assets funds	1.0	Incentive fees generated from an open-ended industrial real estate fund.	1.9	Incentive fees generated from an open-ended industrial real estate fund and ACRE.
Secondaries funds	15.6	Incentive fees generated from APMF.	0.3	Incentive fees generated from APMF.
Incentive fees	$47.7		$8.0

	Six months ended June 30, 2024	Primary Drivers	Six months ended June 30, 2023	Primary Drivers
Credit funds	$33.2	Incentive fees generated from two alternative credit funds and two direct lending funds.	$7.0	Incentive fees generated from two alternative credit funds.
Real assets funds	4.7	Incentive fees generated from an open-ended industrial real estate fund.	6.3	Incentive fees generated from an open-ended industrial real estate fund and ACRE.
Secondaries funds	18.5	Incentive fees generated from APMF.	3.6	Incentive fees generated from APMF.
Incentive fees	$56.4		$16.9
Principal Investment Income. The activity for the three and six months ended June 30, 2024 was primarily composed of: (i) interest income earned from new investors subsequently committed to an insurance fund, where capital account balances are reallocated from existing investors in exchange for interest to compensate for carrying costs; (ii) appreciation of certain investments in funds within our infrastructure opportunities and European direct lending strategies; (iii) dividend income from certain investments in funds within our European real estate and European direct lending strategies; and partially offset by (iv) unrealized losses from our investment in an opportunistic credit fund. The activity for the six months ended June 30, 2024 also included: (i) appreciation of certain investments in funds within our U.S. and European direct lending and alternative credit strategies; and partially offset by (ii) unrealized losses from certain investments in funds within our real estate secondaries and APAC credit strategies.
The activity for the three and six months ended June 30, 2023 was primarily composed of: (i) appreciation of certain investments in funds within our corporate private equity and opportunistic credit strategies; (ii) dividend income from various investments in opportunistic credit funds; and partially offset by (iii) unrealized losses from our investment in LREF VIII. The six months ended June 30, 2023 also included appreciation of certain investments in funds within our European direct lending strategy.
Administrative, Transaction and Other Fees. The decrease for the three months ended June 30, 2024 compared to the same period in 2023 was primarily driven by: (i) lower credit transaction fees from the infrastructure debt strategy of $5.4 million, which are generated periodically; (ii) lower asset-based, net distribution fees associated with our non-traded REITs of $1.7 million; and partially offset by (iii) higher administrative service fees of $2.1 million that are based on invested capital and are primarily from certain private funds within our Credit Group.
The increase for the six months ended June 30, 2024 compared to the same period in 2023 was driven by: (i) higher administrative service fees of $9.7 million primarily from private funds within our Credit Group that are based on invested capital and from our non-traded vehicles; (ii) higher administrative fees of $4.7 million from a commercial finance fund that were previously eliminated when this fund was consolidated into our results until the second quarter of 2023; and partially offset by (iii) lower credit transaction fees of $8.4 million, primarily from the infrastructure debt strategy where fees are generated periodically and lower loan origination income earned from certain managed accounts within the U.S. direct lending strategy, driven by a lower capacity of investable capital; (iv) lower asset-based, net distribution fees associated with our non-traded REITs of $2.6 million; and (v) lower development fees of $2.0 million, resulting from a reduction in property-related activities within certain industrial U.S. real estate equity funds.

Expenses

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Expenses
Compensation and benefits	$419,858	$367,550	$(52,308)	(14)%	$832,809	$728,331	$(104,478)	(14)%
Performance related compensation	(28,985)	315,780	344,765	NM	(79,517)	427,438	506,955	NM
General, administrative and other expenses	169,432	141,153	(28,279)	(20)	340,360	289,498	(50,862)	(18)
Expenses of Consolidated Funds	4,239	13,255	9,016	68	9,385	21,107	11,722	56
Total expenses	$564,544	$837,738	(273,194)	(33)	$1,103,037	$1,466,374	(363,337)	(25)
Compensation and Benefits. The increases in compensation and benefits for the three and six months ended June 30, 2024 compared to the same periods in 2023 were primarily driven by increases in equity-based compensation expense of $26.0 million and $49.1 million, respectively. The number of unvested restricted units being amortized has increased as has the value of these units with our rising stock price. In addition, the immediate vesting of certain awards occurs annually in the first quarter as a retirement benefit for eligible recipients and accelerated expense of $17.4 million and $10.0 million for the six months ended June 30, 2024 and 2023, respectively.

The increases in compensation and benefits were also driven by the performance-based, acquisition-related compensation arrangement that was established in connection with the Crescent Point Acquisition in the fourth quarter of 2023. The associated compensation expense of $5.0 million and $10.0 million was recognized during the three and six months ended June 30, 2024, respectively. See “Note 7. Commitments and Contingencies” for a further description of the contingent liabilities related to the Crescent Point Acquisition arrangement.
In addition, the increases in compensation and benefits for the three and six months ended June 30, 2024 compared to the same periods in 2023 were driven by: (i) increases in salary expense of $13.5 million and $27.2 million, respectively, primarily attributable to headcount growth to support the expansion of our business; (ii) higher Part I Fee compensation of $12.4 million and $23.5 million, respectively; and partially offset by (iii) lower incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year. The increase for the six months ended June 30, 2024 compared to the same period in 2023 was also attributable to an increase in payroll related taxes of $10.5 million primarily due to the higher stock price associated with our restricted units that vested during the first quarter of 2024.

Average headcount increased by 12% to 2,879 professionals for the year-to-date period in 2024 from 2,577 professionals for the same period in 2023.

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
General, Administrative and Other Expenses. The increases in general, administrative and other expenses were primarily due to costs incurred to support fundraising for our funds and distribution of shares in our non-traded vehicles. Supplemental distribution fees increased by $13.8 million and $22.1 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. These fees will fluctuate with sales volumes and assets under management of our non-traded vehicles. We expect to incur higher supplemental distribution fees in future periods as we continue to develop our distribution relationships and expand our retail product offerings. Additionally, placement fees increased by $5.0 million and $13.7 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 primarily due to new commitments to Ares Senior Direct Lending Fund III, L.P. (“SDL III”). Marketing expenses for the comparative periods have also increased by $7.5 million and $7.6 million, respectively, driven by company sponsorships and investor events held during the second quarter of 2024, including our first firmwide annual general meeting with investors (“AGM”). In prior years, each of our business lines have hosted separate events for their investors, and as a result of holding a consolidated, firmwide AGM event this quarter, we expect the general, administrative and other expenses in the second half of the year will benefit from fewer event expenses.

In addition, certain expenses increased during the current period, including occupancy costs, information services and information technology costs. These expenses collectively increased by $9.3 million and $19.5 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 to support our growing headcount and the expansion of our business, including costs for our new corporate headquarters that we will occupy beginning in the third quarter of 2024.
The increases in general, administrative and other expenses were partially offset by the decreases in amortization expense for intangible assets of $6.5 million and $18.7 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, largely the result of non-cash impairment charges recognized in the prior year periods and the corresponding decrease in amortization expense of those intangible assets in subsequent periods as we no longer amortize them.
Other Income (Expense)

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other income (expense)
Net realized and unrealized gains on investments	$8,339	$5,481	$2,858	52%	$18,855	$6,996	$11,859	170%
Interest and dividend income	7,017	2,690	4,327	161	12,399	6,529	5,870	90
Interest expense	(37,500)	(25,839)	(11,661)	(45)	(75,324)	(50,825)	(24,499)	(48)
Other expense, net	(938)	(5,887)	4,949	84	(668)	(6,810)	6,142	90
Net realized and unrealized gains on investments of Consolidated Funds	93,523	98,426	(4,903)	(5)	127,947	109,126	18,821	17
Interest and other income of Consolidated Funds	240,359	234,454	5,905	3	497,635	457,392	40,243	9
Interest expense of Consolidated Funds	(217,613)	(182,904)	(34,709)	(19)	(425,479)	(339,591)	(85,888)	(25)
Total other income, net	$93,187	$126,421	(33,234)	(26)	$155,365	$182,817	(27,452)	(15)

Net Realized and Unrealized Gains on Investments. The activity for the three and six months ended June 30, 2024 was primarily attributable to: (i) unrealized gains from the appreciation of our investments in APMF, in the subordinated notes of U.S. CLOs, and in a European liquid credit vehicle that is invested in the subordinated notes of European CLOs, as well as in a company that manages real estate owned properties; and partially offset by (ii) unrealized losses from our strategic investment in a non-core insurance related investment and a company that manages portfolios of non-performing loans. The activity for the six months ended June 30, 2024 also included net unrealized gains from the appreciation of our strategic investments in a U.S. energy company.

The activity for the three and six months ended June 30, 2023 was primarily attributable to: (i) unrealized gains from the appreciation of our investments in APMF and certain strategic investments in companies that manage real estate owned properties and portfolios of non-performing loans; and partially offset by (ii) unrealized losses from our investments in the subordinated notes of U.S. CLOs.

Interest Expense. Interest expense increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to the issuance of the 2028 Senior Notes in November 2023 that increased interest expense by $8.2 million and $16.5 million, respectively. In addition, higher average SOFR rates and a higher average outstanding balance of the Credit Facility also contributed to the increases over the comparative periods.
Other Expense, Net. The activity for the three and six months ended June 30, 2024 and 2023 primarily included transaction gains (losses) associated with currency fluctuations impacting the revaluation of assets and liabilities denominated in foreign currencies other than an entity’s functional currency. Transaction losses for the three and six months ended June 30, 2024 were primarily attributable to the U.S. dollar strengthening against the Euro, while the transaction losses for the six months ended June 30, 2023 were primarily attributable to the British pound strengthening against the Euro and U.S. dollar.

Income Tax Expense

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income before taxes	$317,325	$381,969	$(64,644)	(17)%	$548,373	$623,091	$(74,718)	(12)%
Less: Income tax expense	41,074	49,714	8,640	17	68,307	83,520	15,213	18
Net income	$276,251	$332,255	(56,004)	(17)	$480,066	$539,571	(59,505)	(11)
The decreases in income tax expense were attributable to lower pre-tax income allocable to AMC for the three and six months ended June 30, 2024 compared to the same periods in 2023 as the income attributed to redeemable and non-controlling interests is generally passed through to partners and not subject to corporate income taxes. The calculation of income taxes is also sensitive to any changes in weighted average daily ownership.
The following table summarizes weighted average daily ownership:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
AMC common stockholders	63.21%	60.37%	62.77%	60.25%
Non-controlling AOG unitholders	36.79	39.63	37.23	39.75
The changes in ownership for the comparative periods were primarily driven by the exchanges of AOG Units, issuance of Class A common stock in connection with the public offering that closed in June 2024 (the “Offering”), stock option exercises, vesting of restricted stock awards and the Crescent Point Acquisition.
Redeemable and Non-Controlling Interests

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net income	$276,251	$332,255	$(56,004)	(17)%	$480,066	$539,571	$(59,505)	(11)%
Less: Net income attributable to non-controlling interests in Consolidated Funds	105,489	67,681	37,808	56	172,205	94,374	77,831	82
Net income attributable to Ares Operating Group entities	170,762	264,574	(93,812)	(35)	307,861	445,197	(137,336)	(31)
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(387)	734	(1,121)	NM	(314)	(1,090)	776	71
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	76,211	119,326	(43,115)	(36)	140,210	207,734	(67,524)	(33)
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$94,938	$144,514	(49,576)	(34)	$167,965	$238,553	(70,588)	(30)

The change in net income attributable to non-controlling interests in AOG entities over the comparative periods was a result of the respective changes in income before taxes and weighted average daily ownership, as presented above.

Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Expenses of the Consolidated Funds	$(4,239)	$(13,255)	$9,016	68%	$(9,385)	$(21,107)	$11,722	56%
Net realized and unrealized gains on investments of Consolidated Funds	93,523	98,426	(4,903)	(5)	127,947	109,126	18,821	17
Interest and other income of Consolidated Funds	240,359	234,454	5,905	3	497,635	457,392	40,243	9
Interest expense of Consolidated Funds	(217,613)	(182,904)	(34,709)	(19)	(425,479)	(339,591)	(85,888)	(25)
Income before taxes	112,030	136,721	(24,691)	(18)	190,718	205,820	(15,102)	(7)
Less: Income tax expense of Consolidated Funds	4,992	81	(4,911)	NM	3,862	559	(3,303)	NM
Net income	107,038	136,640	(29,602)	(22)	186,856	205,261	(18,405)	(9)
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	(5,161)	76,440	(81,601)	NM	3,615	109,128	(105,513)	(97)
Other expense (income), net attributable to Ares Management Corporation eliminated upon consolidation	(6,710)	7,450	14,160	NM	(11,469)	(2,133)	9,336	NM
General, administrative and other expense attributable to Ares Management Corporation eliminated upon consolidation	—	31	31	100	433	374	(59)	(16)
Net income attributable to non-controlling interests in Consolidated Funds	$105,489	$67,681	37,808	56	$172,205	$94,374	77,831	82

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

Results of Operations by Segment

Credit Group—Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023
Fee Related Earnings
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Management fees	$534,664	$448,358	$86,306	19%	$1,045,630	$878,825	$166,805	19%
Fee related performance revenues	6,404	222	6,182	NM	7,159	822	6,337	NM
Other fees	10,481	9,459	1,022	11	20,392	18,608	1,784	10
Compensation and benefits	(142,658)	(129,857)	(12,801)	(10)	(277,507)	(251,757)	(25,750)	(10)
General, administrative and other expenses	(40,610)	(27,576)	(13,034)	(47)	(74,976)	(54,252)	(20,724)	(38)
Fee Related Earnings	$368,281	$300,606	67,675	23	$720,698	$592,246	128,452	22

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$534.7
$11.5
$27.1
$115.4
$380.7
$448.4
$0.2
$0.6
$26.7
$87.4
$333.5
$1,045.6
$19.1
$54.6
$220.7
$751.2
$878.8
$0.8
$1.2
$53.2
$170.7
$652.9
Q2 2024
Q2 2023
YTD Q2 2024
YTD Q2 2023

	Q2 2024	Q2 2023	YTD Q2 2024	YTD Q2 2023
Effective management fee rate	1.10%	1.07%	1.09%	1.07%
Part I Fees'contribution	0.24%	0.21%	0.23%	0.21%

Fees from funds in existence in both periods

Part I Fees

Fees from CLOs

Fees from funds launched subsequent to Q2 2023

Fees from funds that no longer pay fees in Q2 2024

Catch-up fees

Management fees from existing funds increased over the comparative periods primarily from the deployment of capital in direct lending and alternative credit funds and separately managed accounts (“SMAs”). Ares Senior Direct Lending Fund II, L.P. (“SDL II”), ASOF II, Pathfinder I and an open-ended core alternative credit fund collectively generated additional management fees of $16.6 million and $34.8 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. Management fees from our sixth European direct lending fund and Pathfinder II, which both launched during the second quarter of 2023, also contributed increases of $11.3 million and $22.3 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.

Management fees from ARCC, ASIF and CADC, excluding Part I Fees described below, collectively increased by $25.7 million and $42.2 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to an increase in the average size of ARCC’s and CADC’s portfolio and to additional capital raised in ASIF.

Part I Fees increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 primarily due to an increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in the average size of their portfolios and by the impact of rising interest rates, given their primarily floating-rate loan portfolios. Additionally, ASIF and AESIF, collectively contributed $10.4 million and $17.4 million for the three and six months ended June 30, 2024, respectively, to the increase in Part I Fees as both funds began generating Part I Fees after the second quarter of 2023.

Management fees from SDL III, which launched subsequent to the second quarter of 2023, contributed fees of $9.0 million and $14.9 million for the three and six months ended June 30, 2024, respectively. Management fees from CLOs contributed to the increase in fees for the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily due to the net addition of eight CLOs since June 30, 2023.
Conversely, management fees from Ares Capital Europe III, L.P. (“ACE III”) and ASOF I, collectively decreased by $7.5 million and $14.0 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to the reduction in fee rates.

The increases in effective management fee rate for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were primarily driven by the increase in Part I Fees’ contribution to the effective management fee rate.

Fee Related Performance Revenues. The increases for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were primarily attributable to incentive fees earned from a U.S. direct lending fund in connection with the asset redemption.

Other Fees. The increases in other fees for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were primarily driven by higher administrative service fees of $2.0 million and $4.1 million, respectively, which were earned from certain private funds that pay on invested capital. The increases in other fees were partially offset by decreases in transaction fees of $1.1 million and $2.7 million when compared to the prior year periods, primarily due to lower loan origination income earned from certain managed accounts within the U.S. direct lending strategy, driven by a lower capacity of investable capital.

Compensation and Benefits. The increases in compensation and benefits for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were primarily driven by: (i) higher Part I Fee compensation of $12.4 million and $23.5 million, respectively, corresponding to the increases in Part I Fees, and reduced by a portion of supplemental distribution fees we paid to distribution partners; (ii) higher fee related performance compensation of $3.9 million and $3.7 million, respectively, corresponding to the increases in fee related performance revenues; and (iii) increases in salary expense of $2.4 million and $6.2 million, respectively, primarily attributable to headcount growth to support the expansion of our business.

The increase in compensation and benefits for the six months ended June 30, 2024 compared to the same period in 2023 was also driven by an increase in payroll related taxes of $3.8 million, primarily due to the higher stock price associated with our restricted units that vested during the first quarter of 2024. The increases in compensation and benefits over the comparative periods were partially offset by lower incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year.

Average headcount increased by 17% to 654 investment and investment support professionals for the year-to-date period in 2024 from 561 professionals for the same period in 2023 as we continued to add professionals, primarily to support our growing direct lending and alternative credit platforms.

General, Administrative and Other Expenses. The increases in general, administrative and other expenses were primarily due to costs incurred to support fundraising for our funds and distribution of shares in our non-traded vehicles. As we develop our distribution relationships and expand our retail product offerings, supplemental distribution fees increased by $6.5 million and $10.2 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. Such supplemental distribution fees are expected to fluctuate with sales volumes and managed assets of our non-traded vehicles. We reduce the Part I Fee compensation by a portion of the supplemental distribution fees paid to the extent that Part I

Fees are earned. Travel and marketing costs have also increased by $3.5 million and $4.1 million, respectively, over the comparative periods, driven by investor events held during the second quarter of 2024, including our firmwide AGM event.

Additionally, certain expenses increased during the current period, including occupancy costs, information services and information technology costs. These expenses collectively increased by $1.6 million and $3.8 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 to support our growing headcount and the expansion of our business, including costs for our new corporate headquarters that we will occupy beginning in the third quarter of 2024.

Realized Income

The following table presents the components of the Credit Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Fee Related Earnings	$368,281	$300,606	$67,675	23%	$720,698	$592,246	$128,452	22%
Performance income—realized	98,256	86,529	11,727	14	115,022	93,939	21,083	22
Performance related compensation—realized	(60,942)	(55,730)	(5,212)	(9)	(69,676)	(61,611)	(8,065)	(13)
Realized net performance income	37,314	30,799	6,515	21	45,346	32,328	13,018	40
Investment income (loss)—realized	(519)	17,565	(18,084)	NM	(917)	18,071	(18,988)	NM
Interest and other investment income—realized	11,596	7,344	4,252	58	16,526	15,457	1,069	7
Interest expense	(8,774)	(8,617)	(157)	(2)	(17,787)	(17,247)	(540)	(3)
Realized net investment income (loss)	2,303	16,292	(13,989)	(86)	(2,178)	16,281	(18,459)	NM
Realized Income	$407,898	$347,697	60,201	17	$763,866	$640,855	123,011	19

Realized net performance income for the three and six months ended June 30, 2024 and 2023 primarily included (i) tax distributions from ACE IV, ACE V, PCS I, ASOF I; and (ii) incentive fees earned from two alternative credit funds whose annual measurement period was as of the second quarter. Realized net performance income for the three and six months ended June 30, 2024 also included tax distribution from an alternative credit fund, while the realized net performance income for the three and six months ended June 30, 2023 included tax distribution from ACE III.

Realized net investment income for the three and six months ended June 30, 2024 and 2023 included interest income generated from our CLO investments, where we earned a similar level of income from 15 CLO investments for both the six months ended June 30, 2024 and 2023. The activity for the three and six months ended June 30, 2024 also included income recognized in connection with distributions from our investment in a U.S. direct lending fund. The activity for the three and six months ended June 30, 2023 also included distributions from our investment in a commercial finance fund that was sold during the second quarter of 2023.

Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023, and to higher average SOFR rates and a higher average outstanding balance of our Credit Facility.

Credit Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of June 30, 2024			As of December 31, 2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
Pathfinder I	$181,949	$154,657	$27,292	$155,136	$131,866	$23,270
ASOF I	321,098	225,027	96,071	357,016	250,198	106,818
ASOF II	138,254	96,799	41,455	80,926	56,648	24,278
PCS I	131,668	77,804	53,864	123,979	73,258	50,721
PCS II	128,490	75,863	52,627	38,128	22,573	15,555
ACE IV	164,887	107,060	57,827	149,584	97,123	52,461
ACE V	272,057	171,222	100,835	232,201	146,219	85,982
Sixth European direct lending fund	38,018	23,786	14,232	16,575	9,945	6,630
Other credit funds	338,177	211,594	126,583	397,743	253,636	144,107
Total Credit Group	$1,714,598	$1,143,812	$570,786	$1,551,288	$1,041,466	$509,822
The following table presents the change in accrued performance income for the Credit Group ($ in thousands):

		As of December 31, 2023	Activity during the period			As of June 30, 2024
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
Pathfinder I	European	$155,136	$26,813	$—	$—	$181,949
ASOF I	European	357,016	(30,824)	(5,094)	—	321,098
ASOF II	European	80,926	57,328	—	—	138,254
PCS I	European	123,979	13,519	(5,943)	113	131,668
PCS II	European	38,128	88,817	—	1,545	128,490
ACE IV	European	149,584	32,088	(16,911)	126	164,887
ACE V	European	232,201	82,746	(43,189)	299	272,057
Sixth European direct lending fund	European	16,575	21,443	—	—	38,018
Other credit funds	European	373,312	(42,480)	(14,900)	(7,559)	308,373
Other credit funds	American	24,431	5,540	(2,913)	2,746	29,804
Total accrued carried interest		1,551,288	254,990	(88,950)	(2,730)	1,714,598
Other credit funds	Incentive	—	26,072	(26,072)	—	—
Total Credit Group		$1,551,288	$281,062	$(115,022)	$(2,730)	$1,714,598

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 3/31/2024	$46,247	$36,481	$14,556	$129,181	$70,201	$11,663	$310	$308,639
Net new par/equity commitments	666	900	—	7,875	1,489	257	13	11,200
Net new debt commitments	2,656	—	—	5,936	—	—	—	8,592
Capital reductions	(2,534)	—	(1,022)	(1,553)	(1)	—	—	(5,110)
Distributions	(152)	(225)	(180)	(1,390)	(743)	(127)	—	(2,817)
Redemptions	(532)	—	—	(108)	(15)	—	—	(655)
Net allocations among investment strategies	(18)	628	—	25	—	—	(25)	610
Change in fund value	239	628	(154)	1,228	547	173	3	2,664
Balance at 6/30/2024	$46,572	$38,412	$13,200	$141,194	$71,478	$11,966	$301	$323,123

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 3/31/2023	$44,496	$23,817	$13,991	$100,212	$55,034	$11,334	$250	$249,134
Net new par/equity commitments	383	2,013	—	2,387	5,013	65	75	9,936
Net new debt commitments	—	341	—	2,494	—	—	—	2,835
Capital reductions	(203)	—	—	(149)	—	—	—	(352)
Distributions	(59)	(434)	(88)	(766)	(453)	(170)	—	(1,970)
Redemptions	(220)	(136)	—	(78)	—	—	—	(434)
Net allocations among investment strategies	(33)	1,772	—	—	—	—	—	1,739
Change in fund value	354	441	509	1,343	891	127	—	3,665
Balance at 6/30/2023	$44,718	$27,814	$14,412	$105,443	$60,485	$11,356	$325	$264,553

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2023	$47,299	$33,886	$14,554	$123,073	$68,264	$11,920	$354	$299,350
Net new par/equity commitments	1,361	2,728	—	10,337	4,180	257	70	18,933
Net new debt commitments	3,650	—	—	10,772	662	(380)	—	14,704
Capital reductions	(3,668)	—	(1,022)	(2,106)	50	151	—	(6,595)
Distributions	(197)	(663)	(469)	(2,878)	(1,942)	(232)	—	(6,381)
Redemptions	(2,227)	—	—	(828)	(116)	—	—	(3,171)
Net allocations among investment strategies	(18)	1,296	—	25	150	—	(128)	1,325
Change in fund value	372	1,165	137	2,799	230	250	5	4,958
Balance at 6/30/2024	$46,572	$38,412	$13,200	$141,194	$71,478	$11,966	$301	$323,123

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2022	$43,864	$21,363	$13,720	$98,327	$50,642	$11,383	$—	$239,299
Net new par/equity commitments	785	4,302	—	4,163	9,337	65	325	18,977
Net new debt commitments	466	341	—	3,234	217	—	—	4,258
Capital reductions	(265)	—	—	(987)	(1,181)	—	—	(2,433)
Distributions	(201)	(682)	(149)	(1,470)	(851)	(205)	—	(3,558)
Redemptions	(764)	(876)	—	(170)	—	—	—	(1,810)
Net allocations among investment strategies	(30)	2,584	—	—	—	—	—	2,554
Change in fund value	863	782	841	2,346	2,321	113	—	7,266
Balance at 6/30/2023	$44,718	$27,814	$14,412	$105,443	$60,485	$11,356	$325	$264,553

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated in a subsequent period as commitments to an investment strategy.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $323.1	AUM: $264.6

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $14.4 billion and $14.9 billion of AUM of funds from which we indirectly earn management fees as of June 30, 2024 and 2023, respectively, and includes $1.7 billion and $1.5 billion of non-fee paying AUM from our general partner and employee commitments as of June 30, 2024 and 2023, respectively.

Credit Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 3/31/2024	$45,022	$24,986	$8,584	$70,387	$35,271	$5,576	$189,826
Commitments	2,569	—	—	3,498	7	7	6,081
Deployment/subscriptions/increase in leverage	58	583	427	4,338	1,487	292	7,185
Capital reductions	(2,534)	—	—	(497)	(80)	—	(3,111)
Distributions	(158)	(146)	(588)	(2,392)	(446)	(303)	(4,033)
Redemptions	(532)	—	—	(110)	(531)	—	(1,173)
Net allocations among investment strategies	(18)	631	—	—	—	—	613
Change in fund value	373	37	—	743	(64)	(302)	787
Change in fee basis	—	—	—	—	913	—	913
Balance at 6/30/2024	$44,780	$26,091	$8,423	$75,967	$36,557	$5,270	$197,088

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 3/31/2023	$42,632	$16,261	$7,469	$57,899	$31,206	$5,751	$161,218
Commitments	883	40	—	456	—	65	1,444
Deployment/subscriptions/increase in leverage	27	2,082	901	2,497	1,100	609	7,216
Capital reductions	(203)	—	—	(54)	(87)	(3)	(347)
Distributions	(92)	(232)	(693)	(694)	(122)	(791)	(2,624)
Redemptions	(223)	(136)	—	(78)	(36)	—	(473)
Net allocations among investment strategies	(34)	1,804	—	—	—	—	1,770
Change in fund value	458	84	—	420	262	—	1,224
Balance at 6/30/2023	$43,448	$19,903	$7,677	$60,446	$32,323	$5,631	$169,428

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2023	$46,140	$23,218	$8,490	$67,596	$34,246	$5,590	$185,280
Commitments	3,792	—	—	6,047	13	7	9,859
Deployment/subscriptions/increase in leverage	59	1,817	767	7,812	3,363	591	14,409
Capital reductions	(3,501)	—	—	(1,821)	(535)	(18)	(5,875)
Distributions	(204)	(519)	(834)	(4,816)	(696)	(627)	(7,696)
Redemptions	(2,226)	—	—	(199)	(897)	—	(3,322)
Net allocations among investment strategies	(18)	1,517	—	—	—	—	1,499
Change in fund value	738	58	—	1,348	(543)	(273)	1,328
Change in fee basis	—	—	—	—	1,606	—	1,606
Balance at 6/30/2024	$44,780	$26,091	$8,423	$75,967	$36,557	$5,270	$197,088

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2022	$42,191	$15,904	$7,166	$57,568	$29,561	$6,051	$158,441
Commitments	1,299	65	—	1,097	—	65	2,526
Deployment/subscriptions/increase in leverage	281	3,069	1,604	3,912	2,458	875	12,199
Capital reductions	(265)	—	—	(1,333)	(91)	(192)	(1,881)
Distributions	(197)	(1,110)	(1,093)	(1,432)	(162)	(1,165)	(5,159)
Redemptions	(767)	(792)	—	(170)	(121)	—	(1,850)
Net allocations among investment strategies	(30)	2,616	—	—	—	—	2,586
Change in fund value	936	151	—	804	678	(3)	2,566
Balance at 6/30/2023	$43,448	$19,903	$7,677	$60,446	$32,323	$5,631	$169,428

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $197.1	FPAUM: $169.4

Invested capital	Market value(1)	Collateral balances (at par)	Capital commitments

(1)Includes $40.6 billion and $32.1 billion from funds that primarily invest in illiquid strategies as of June 30, 2024 and 2023, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of June 30, 2024

ARCC contributed approximately 34% of the Credit Group’s total management fees for the six months ended June 30, 2024. In addition, the Credit Group’s other significant funds, which are presented in the tables below, collectively contributed approximately 36% of the Credit Group’s management fees for the six months ended June 30, 2024.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of June 30, 2024 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
ARCC(2)	2004	$29,991	N/A	2.9	N/A	7.0	N/A	12.1	U.S. Direct Lending
CADC(3)	2017	5,868	N/A	2.3	N/A	5.2	N/A	6.7	U.S. Direct Lending
Open-ended core alternative credit fund(4)	2021	5,029	3.4	2.6	6.5	4.8	10.8	8.0	Alternative Credit
ASIF(3)	2023	7,921	N/A	2.9	N/A	5.7	N/A	12.0	U.S. Direct Lending

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
(3)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. Returns are shown for institutional share class. Shares of other classes may have lower returns due to higher selling commissions and fees. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution. Additional information related to CADC and ASIF can be found in its filings with the SEC, which are not part of this report.
(4)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. The fund is made up of a Main Class (“Class M”) and a Constrained Class (“Class C”). Class M includes investors electing to participate in all investments and Class C includes investors electing to be excluded from exposure to liquid investments. Returns presented in the table are for onshore Class M. The current quarter gross and net returns for Class M (offshore) are 3.1% and 2.0%, respectively. The year-to-date gross and net returns for Class M (offshore) are 6.3% and 4.3%, respectively. The since inception gross and net returns for Class M (offshore) are 10.6% and 7.5%, respectively. The current quarter gross and net returns for Class C (offshore) are 3.2% and 2.3%, respectively. The year-to-date gross and net returns for Class C (offshore) are 5.6% and 4.0%, respectively. The since inception gross and net returns for Class C (offshore) are 10.6% and 7.5%, respectively.

The following table presents the performance data of the Credit Group’s significant drawdown funds as of June 30, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
Ares Senior Direct Lending Fund, L.P. (“SDL I”) Unlevered	2018	$4,061	$922	$872	$507	$573	$1,080	1.3x	1.2x	9.2	7.1	U.S. Direct Lending
SDL I Levered			2,045	2,022	1,458	1,295	2,753	1.5x	1.4x	15.2	11.4
ACE IV Unlevered(7)	2018	9,935	2,851	2,253	972	1,897	2,869	1.4x	1.3x	8.2	5.9	European Direct Lending
ACE IV Levered(7)			4,819	3,820	2,253	3,018	5,271	1.5x	1.4x	11.5	8.2
ASOF I	2019	3,915	3,518	3,135	2,136	2,854	4,990	1.8x	1.6x	22.5	17.2	Opportunistic Credit
Pathfinder I	2020	4,312	3,683	3,177	320	3,598	3,918	1.3x	1.2x	16.1	11.6	Alternative Credit
Funds Deploying Capital
PCS II	2020	5,795	5,114	3,522	538	3,702	4,240	1.2x	1.2x	11.8	7.9	U.S. Direct Lending
ACE V Unlevered(8)	2020	16,791	7,026	5,349	933	5,411	6,344	1.2x	1.2x	11.5	8.6	European Direct Lending
ACE V Levered(8)			6,376	4,848	1,229	4,943	6,172	1.4x	1.3x	16.8	12.2
ASOF II	2021	7,901	7,128	4,725	13	5,370	5,383	1.2x	1.1x	15.4	10.5	Opportunistic Credit
SDL II Unlevered	2021	16,117	1,989	1,422	199	1,444	1,643	1.2x	1.2x	12.5	9.9	U.S. Direct Lending
SDL II Levered			6,047	4,047	910	4,144	5,054	1.3x	1.2x	20.4	15.5
Sixth European direct lending fund unlevered(9)	2022	15,455	5,343	814	1	874	875	1.1x	1.1x	NM	NM	European Direct Lending
Sixth European direct lending fund levered(9)			7,940	1,899	19	2,037	2,056	1.1x	1.1x	NM	NM
SDL III Unlevered	2023	19,506	2,511	—	—	9	9	NM	NM	NM	NM	U.S. Direct Lending
SDL III Levered			10,974	—	—	62	62	NM	NM	NM	NM

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
(7)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered and one feeder fund: ACE IV (D) Levered. ACE IV (E) Levered includes the ACE IV (D) Levered feeder fund. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered exclude the U.S. dollar denominated feeder fund. The gross and net IRR for ACE IV (G) Unlevered are 9.8% and 7.1%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.4x and 1.3x, respectively. The gross and net IRR for ACE IV (G) Levered are 12.8% and 9.1%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.6x and 1.4x, respectively. The gross and net IRR for ACE IV (D) Levered are 13.0% and 9.5%, respectively. The gross and net MoIC for ACE IV (D) Levered are 1.6x and 1.4x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(8)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered, and two feeder funds: ACE V (D) Levered and ACE V (Y) Unlevered. ACE V (E) Levered includes the ACE V (D) Levered feeder fund and ACE V (E) Unlevered includes the ACE V (Y) Unlevered feeder fund. The gross and net IRR and gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Levered exclude the ACE V (D) Levered feeder fund and metrics for ACE V (E) Unlevered exclude the ACE V (Y) Unlevered feeder fund. The gross and net IRR for ACE V (G) Unlevered are 13.2% and 9.9%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE V (G) Levered are 17.6% and 12.9%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.4x and 1.3x, respectively. The gross and net IRR for ACE V (D) Levered are 16.1% and 12.1%, respectively. The gross and net MoIC for ACE V (D) Levered are 1.3x and 1.3x, respectively. The gross and net IRR for ACE V (Y) Unlevered are 12.6% and 9.3%, respectively. The gross and net MoIC for ACE V (Y) Unlevered are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)Our sixth European direct lending fund is made up of six parallel funds, four denominated in Euros and two denominated in pound sterling: sixth European direct lending fund (E) unlevered, sixth European direct lending fund (E) II unlevered, sixth European direct lending fund (G) unlevered, sixth European direct lending fund (E) levered, sixth European direct lending fund (E) II levered, and sixth European direct lending fund (G) levered, and three feeder funds: sixth European direct lending fund (D) levered, sixth European direct lending fund (Y) unlevered and sixth European direct lending fund (D) rated notes. Sixth European direct lending fund (E) II levered includes sixth European direct lending fund (D) levered feeder fund and sixth European direct lending fund (E) II unlevered includes sixth European direct lending fund (Y) unlevered and sixth European direct lending fund (D) rated notes feeder funds. The gross and net MoIC presented in the table are for sixth European direct lending fund (E) unlevered and sixth European direct lending fund (E) levered. Metrics for sixth European direct lending fund (E) II levered exclude the sixth European direct lending fund (D) levered feeder fund and metrics for sixth European direct lending fund (E) II unlevered exclude the sixth European direct lending fund (Y) unlevered and sixth European direct lending fund (D) rated notes feeder funds. The gross and net MoIC for sixth European direct lending fund (G) unlevered are 1.1x and 1.1x, respectively. The gross and net MoIC for sixth European direct lending fund (G) levered are 1.1x and 1.0x, respectively. The gross and net MoIC for sixth European direct lending fund (E) II unlevered are 1.1x and 1.1x, respectively. The gross and net MoIC for sixth European direct lending fund (E) II levered are 1.1x and 1.1x, respectively. The gross and net MoIC for sixth European direct lending fund (D) levered are 1.1x and 1.1x, respectively. The gross and net MoIC for sixth European direct lending fund (Y) unlevered are 1.1x and 1.1x, respectively. The gross and net MoIC for sixth European direct lending fund (D) rated notes are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for sixth European direct lending fund unlevered and sixth European direct lending fund levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Real Assets Group—Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023
Fee Related Earnings
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Management fees	$99,609	$95,239	$4,370	5%	$193,423	$192,709	$714	0%
Fee related performance revenues	—	334	(334)	(100)	—	334	(334)	(100)
Other fees	6,445	11,846	(5,401)	(46)	11,520	18,308	(6,788)	(37)
Compensation and benefits	(39,125)	(40,638)	1,513	4	(77,043)	(78,624)	1,581	2
General, administrative and other expenses	(15,286)	(10,863)	(4,423)	(41)	(29,739)	(23,147)	(6,592)	(28)
Fee Related Earnings	$51,643	$55,918	(4,275)	(8)	$98,161	$109,580	(11,419)	(10)

Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

$99.6
$3.8
$0.8
$95.0
$95.2
$0.4
$94.8
$193.4
$3.2
$0.9
$189.3
$192.7
$0.7
$4.0
$188.0
Q2 2024
Q2 2023
YTD Q2 2024
YTD Q2 2023
Effective management fee rate
0.94%
0.93%
0.94%
0.92%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q2 2023
Fees from funds that no longer pay fees in Q2 2024
Catch-up fees

Excluding the impact of catch-up fees, management fees increased by $5.6 million and $11.0 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 primarily due to new capital commitments for our fourth U.S. opportunistic real estate equity fund and our second climate infrastructure fund. Management fees from IDF V also increased over the comparative periods by $2.7 million and $5.4 million, respectively, driven by the deployment of capital.
The increases for the three and six months ended June 30, 2024 compared to the same periods in 2023 were partially offset by decreases of: (i) $2.5 million and $4.7 million, respectively, from Ares Industrial Real Estate Income Trust, Inc. (“AIREIT”), driven by a decrease in NAV due to lower valuations of certain properties; (ii) $2.0 million and $3.7 million, respectively, from Infrastructure Debt Fund IV, L.P. (“IDF IV”) due to loan paydowns that reduced the fee base as the fund is past its investment period; and (iii) $1.3 million and $2.6 million, respectively, from AREOF III due to a contractual reduction in the fee base that was triggered at the expiration of the fund’s investment period at the end of the fourth quarter of 2023.

Management fees for the six months ended June 30, 2024 compared to the same period in 2023 also decreased by: (i) $3.3 million due to make-whole termination fees that were recognized during the six months ended June 30, 2023 from the early termination of the advisory agreements of two U.S. industrial real estate equity funds; and (ii) $1.8 million from Ares Energy Investors Fund IV, L.P. (“EIF IV”) due to a decrease in invested capital.
The increases in effective management fee rate for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were primarily driven by the deployment of capital within our real estate equity funds. Certain of our private real estate equity funds pay a fee on committed capital that increases once that capital is invested. As a result, our effective management fee rate increases as capital is deployed.
Other Fees. The decreases in other fees for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were primarily attributable to lower credit transaction fees from the infrastructure debt strategy that are generated periodically. In addition, the decrease in other fees for the six months ended June 30, 2024 compared to the same period in 2023 was also driven by lower development fees resulting from a reduction in property-related activities within certain industrial U.S. real estate equity funds.
Compensation and Benefits. The decreases in compensation and benefits for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were primarily driven by: (i) lower incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year; and (ii) higher administrative fees reimbursement for expenses for the current year periods. Such decreases were partially offset by increases in salary expenses of $2.0 million and $3.5 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily attributable to headcount growth to support the expansion of our business. In addition, the decrease in compensation and benefits for the six months ended June 30, 2024 compared to the same period in 2023 was further offset by an increase in payroll related taxes of $2.3 million, primarily due to the higher stock price associated with our restricted units that vested during the first quarter of 2024.
Average headcount increased by 9% to 381 investment and investment support professionals for the year-to-date period in 2024 from 348 professionals for the same period in 2023.
General, Administrative and Other Expenses. The increases in general, administrative and other expenses were primarily due to marketing and fundraising activities, including supplemental distribution fees charged in connection with an amended servicing arrangement with a distribution partner. These fees increased by $1.8 million and $2.0 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. Marketing expenses for the comparative periods also increased by $1.5 million and $2.1 million, respectively, driven by: (i) investor events held during the second quarter of 2024, including our firmwide AGM event; and (ii) non-reimbursable fund formation costs for our fourth U.S. opportunistic real estate equity fund. Additionally, we incurred non-recurring legal expenses of $1.5 million during the six months ended June 30, 2024.
Realized Income

The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Fee Related Earnings	$51,643	$55,918	$(4,275)	(8)%	$98,161	$109,580	$(11,419)	(10)%
Performance income—realized	5,206	2,737	2,469	90	8,883	8,823	60	1
Performance related compensation—realized	(3,503)	(1,668)	(1,835)	(110)	(5,731)	(5,426)	(305)	(6)
Realized net performance income	1,703	1,069	634	59	3,152	3,397	(245)	(7)
Investment income (loss)—realized	125	(1,549)	1,674	NM	(332)	(3,321)	2,989	90
Interest and other investment income (loss)—realized	(4,526)	2,393	(6,919)	NM	(691)	4,214	(4,905)	NM
Interest expense	(6,729)	(4,106)	(2,623)	(64)	(12,678)	(8,002)	(4,676)	(58)
Realized net investment loss	(11,130)	(3,262)	(7,868)	241	(13,701)	(7,109)	(6,592)	(93)
Realized Income	$42,216	$53,725	(11,509)	(21)	$87,612	$105,868	(18,256)	(17)

Realized net performance income for the three and six months ended June 30, 2024 and 2023 was primarily attributable to incentive fees generated from an open-ended industrial real estate fund that varies due to a three-year measurement period calculated by each fund investor and to the fund’s performance during those periods. Realized net performance income for the three and six months ended June 30, 2024 also included realizations from US Real Estate Fund VIII, L.P. (“US VIII”) driven by multifamily property sales.

Realized net investment loss for the three and six months ended June 30, 2024 and 2023 was primarily attributable to interest expense exceeding investment income during these periods. Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023, and to higher average SOFR rates and a higher average outstanding balance of our Credit Facility.

In addition, the activity for the three and six months ended June 30, 2024 included a realized loss associated with a guarantee of a credit facility provided in connection with a historical acquisition. The realized investment losses during these periods were partially offset by dividend income from funds within our European real estate strategy.

The activity for the three and six months ended June 30, 2023 included realized losses from a real estate debt vehicle, where interest expense was incurred with no associated investment income during the periods. These realized losses are not expected to recur in 2024 as we restructured the arrangement in the fourth quarter of 2023. Realized net investment loss for the prior year periods were partially offset by distributions of net investment income from multiple real estate equity and real estate debt vehicles.

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of June 30, 2024			As of December 31, 2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US VIII	$27,793	$17,825	$9,968	$32,199	$20,651	$11,548
US IX	94,347	58,495	35,852	89,958	55,774	34,184
AREOF III	32,665	19,599	13,066	35,715	21,429	14,286
EF IV	32,091	19,255	12,836	49,150	29,490	19,660
EIF V	115,329	86,213	29,116	93,598	69,969	23,629
IDF V	83,750	50,749	33,001	56,065	33,677	22,388
Other real assets funds	148,325	97,833	50,492	140,167	92,468	47,699
Total Real Assets Group	$534,300	$349,969	$184,331	$496,852	$323,458	$173,394

The following table presents the change in accrued performance income for the Real Assets Group ($ in thousands):

		As of December 31, 2023	Activity during the period			As of June 30, 2024
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US VIII	European	$32,199	$(1,377)	$(3,029)	$—	$27,793
US IX	European	89,958	4,389	—	—	94,347
AREOF III	European	35,715	(3,050)	—	—	32,665
EF IV	American	49,150	(17,059)	—	—	32,091
EIF V	European	93,598	21,731	—	—	115,329
IDF V	European	56,065	29,610	—	(1,925)	83,750
Other real assets funds	European	112,477	18,588	—	(18)	131,047
Other real assets funds	American	27,690	(9,219)	(1,172)	(21)	17,278
Total accrued carried interest		496,852	43,613	(4,201)	(1,964)	534,300
Other real assets funds	Incentive	—	4,682	(4,682)	—	—
Total Real Assets Group		$496,852	$48,295	$(8,883)	$(1,964)	$534,300

Real Assets Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 3/31/2024	$28,669	$9,214	$10,870	$6,299	$9,052	$64,104
Net new par/equity commitments	782	815	223	143	528	2,491
Net new debt commitments	—	803	900	—	—	1,703
Capital reductions	—	—	(207)	—	—	(207)
Distributions	(233)	(81)	(55)	(21)	(346)	(736)
Redemptions	(251)	—	(40)	—	—	(291)
Change in fund value	116	(27)	29	387	123	628
Balance at 6/30/2024	$29,083	$10,724	$11,720	$6,808	$9,357	$67,692

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 3/31/2023	$29,838	$8,533	$10,826	$5,175	$9,742	$64,114
Net new par/equity commitments	1,055	—	313	456	—	1,824
Net new debt commitments	—	—	150	—	—	150
Capital reductions	—	—	(1)	—	—	(1)
Distributions	(958)	(59)	(69)	(186)	(42)	(1,314)
Redemptions	(298)	—	(120)	—	—	(418)
Change in fund value	(190)	118	26	59	403	416
Balance at 6/30/2023	$29,447	$8,592	$11,125	$5,504	$10,103	$64,771

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2023	$29,177	$9,386	$11,152	$6,248	$9,450	$65,413
Net new par/equity commitments	1,079	815	235	143	627	2,899
Net new debt commitments	—	803	900	—	—	1,703
Capital reductions	—	—	(335)	—	—	(335)
Distributions	(410)	(97)	(135)	(24)	(916)	(1,582)
Redemptions	(615)	—	(110)	—	—	(725)
Change in fund value	(148)	(183)	13	441	196	319
Balance at 6/30/2024	$29,083	$10,724	$11,720	$6,808	$9,357	$67,692

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$31,460	$8,561	$11,161	$5,194	$9,685	$66,061
Net new par/equity commitments	1,643	15	475	456	—	2,589
Net new debt commitments	—	—	150	—	—	150
Capital reductions	(245)	—	(160)	—	—	(405)
Distributions	(2,466)	(72)	(131)	(203)	(104)	(2,976)
Redemptions	(554)	—	(402)	—	—	(956)
Change in fund value	(391)	88	32	57	522	308
Balance at 6/30/2023	$29,447	$8,592	$11,125	$5,504	$10,103	$64,771

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $67.7	AUM: $64.8

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.7 billion and $0.6 billion of non-fee paying AUM from our general partner and employee commitments as of June 30, 2024 and 2023, respectively.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 3/31/2024	$20,087	$6,140	$3,265	$5,176	$6,168	$40,836
Commitments	551	530	—	143	—	1,224
Deployment/subscriptions/increase in leverage	101	433	188	11	132	865
Distributions	(176)	(57)	(53)	(4)	(273)	(563)
Redemptions	(251)	—	(40)	—	—	(291)
Change in fund value	90	(96)	(4)	—	(28)	(38)
Change in fee basis	—	(410)	—	—	—	(410)
Balance at 6/30/2024	$20,402	$6,540	$3,356	$5,326	$5,999	$41,623

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 3/31/2023	$21,300	$5,685	$3,365	$4,570	$6,008	$40,928
Commitments	419	—	(5)	456	—	870
Deployment/subscriptions/increase in leverage	26	183	175	106	498	988
Capital reductions	—	(29)	(21)	—	—	(50)
Distributions	(433)	—	(76)	(254)	(333)	(1,096)
Redemptions	(298)	—	(133)	—	—	(431)
Change in fund value	(282)	26	63	—	20	(173)
Change in fee basis	—	98	—	—	—	98
Balance at 6/30/2023	$20,732	$5,963	$3,368	$4,878	$6,193	$41,134

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2023	$20,844	$6,189	$3,277	$5,148	$5,880	$41,338
Commitments	847	530	—	143	—	1,520
Deployment/subscriptions/increase in leverage	347	553	290	50	489	1,729
Capital reductions	—	(12)	—	—	—	(12)
Distributions	(316)	(88)	(110)	(72)	(281)	(867)
Redemptions	(615)	—	(110)	—	—	(725)
Change in fund value	(201)	(222)	9	57	(89)	(446)
Change in fee basis	(504)	(410)	—	—	—	(914)
Balance at 6/30/2024	$20,402	$6,540	$3,356	$5,326	$5,999	$41,623

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$21,788	$5,634	$3,691	$4,524	$5,970	$41,607
Commitments	1,001	15	(5)	456	—	1,467
Deployment/subscriptions/increase in leverage	45	201	214	153	597	1,210
Capital reductions	(245)	(29)	(55)	—	—	(329)
Distributions	(830)	(55)	(139)	(255)	(451)	(1,730)
Redemptions	(554)	—	(415)	—	—	(969)
Change in fund value	(473)	99	77	—	77	(220)
Change in fee basis	—	98	—	—	—	98
Balance at 6/30/2023	$20,732	$5,963	$3,368	$4,878	$6,193	$41,134

The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $41.6	FPAUM: $41.1

Invested capital/other(1)	Market value(2)	Capital commitments

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Real Assets Group—Fund Performance Metrics as of June 30, 2024

The significant funds presented in the tables below collectively contributed approximately 39% of the Real Assets Group’s management fees for the six months ended June 30, 2024.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Assets Group as of June 30, 2024 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
Ares Real Estate Income Trust, Inc. (“AREIT”)(2)	2012	$5,329	N/A	(1.4)	N/A	(4.2)	N/A	6.0	U.S. Real Estate Equity
AIREIT(3)	2017	7,374	N/A	1.6	N/A	(2.5)	N/A	8.7	U.S. Real Estate Equity
Open-ended industrial real estate fund(4)	2017	4,694	1.5	1.2	(0.3)	(0.7)	18.2	14.8	U.S. Real Estate Equity

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

The following table presents the performance data of the Real Assets Group’s significant drawdown fund as of June 30, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Deploying Capital
IDF V(7)	2020	$4,804	$4,585	$3,758	$706	$3,526	$4,232	1.2x	1.1x	12.8	10.0	Infrastructure Debt

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
(7)IDF V is made up of U.S. Dollar hedged, Euro unhedged, GBP hedged, Yen hedged, and single investor parallel funds. The gross and net IRR and MoIC presented in the table are for the U.S. Dollar hedged parallel fund. The gross and net IRR for the single investor U.S. Dollar parallel fund are 10.1% and 7.7%, respectively. The gross and net MoIC for the single investor U.S. Dollar parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the Euro unhedged parallel fund are 12.6% and 9.7%, respectively. The gross and net MoIC for the Euro unhedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the GBP hedged parallel fund are 12.3% and 9.2%, respectively. The gross and net MoIC for the GBP hedged parallel fund are 1.1x and 1.1x, respectively. The gross and net IRR for the Yen hedged parallel fund are 10.6% and 7.5%, respectively. The gross and net MoIC for the Yen hedged parallel fund are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for IDF V are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Private Equity Group—Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023
Fee Related Earnings
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Management fees	$33,572	$29,822	$3,750	13%	$68,505	$59,662	$8,843	15%
Other fees	447	421	26	6	886	815	71	9
Compensation and benefits	(14,075)	(13,413)	(662)	(5)	(28,860)	(30,039)	1,179	4
General, administrative and other expenses	(5,490)	(3,601)	(1,889)	(52)	(10,706)	(8,086)	(2,620)	(32)
Fee Related Earnings	$14,454	$13,229	1,225	9	$29,825	$22,352	7,473	33
Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):

$68.5
$14.6
$59.7
$33.6
$7.2
$29.8
$53.9
$59.7
$26.4
$29.8
Q2 2024
Q2 2023
YTD Q2 2024
YTD Q2 2023
Effective management fee rate
1.09%
1.06%
1.10%
1.06%
Fees from funds in existence in both periods
Fees from Crescent Point Acquisition

Management fees increased primarily due to fees from funds that we manage as a result of the Crescent Point Acquisition that generated additional fees of $7.2 million and $14.6 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increases in management fees over the comparative periods were partially offset by decreases of $2.8 million and $5.5 million, respectively, from an energy opportunities fund, driven by the change in fee base from capital commitments to invested capital and reduction in fee rate from 1.50% to 0.75%. Both the change in fee base and the reduction in fee rate were contractually triggered at the expiration of the fund’s investment period.

The increases in effective management fee rate for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were primarily driven by certain funds from the Crescent Point Acquisition that have a higher effective management fee rate than the average effective management fee rate of the funds within our corporate private equity strategy.

Compensation and Benefits. Although salary and benefits costs have modestly increased over the comparative periods to reflect changes from the increase in headcount from the Crescent Point Acquisition, compensation and benefits remained relatively flat for the three months ended June 30, 2024 compared to the same period in 2023 and decreased for the six months ended June 30, 2024 compared to the same period in 2023. These decreases were primarily driven by lower incentive-based compensation that is dependent on our operating performance and is expected to fluctuate each period.

Average headcount increased by 18% to 104 investment and investment support professionals for the year-to-date period in 2024 from 88 professionals for the same period in 2023, primarily due to the Crescent Point Acquisition.

General, Administrative and Other Expenses. The increases in general, administrative and other expenses for the three and six months ended June 30, 2024 compared to the same periods in 2023 largely reflect Crescent Point’s operating expenses following the Crescent Point Acquisition.

Realized Income
The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Fee Related Earnings	$14,454	$13,229	$1,225	9%	$29,825	$22,352	$7,473	33%
Performance income—realized	5,819	45,909	(40,090)	(87)	8,557	63,549	(54,992)	(87)
Performance related compensation—realized	(4,661)	(37,033)	32,372	(87)	(6,855)	(51,253)	44,398	87
Realized net performance income	1,158	8,876	(7,718)	(87)	1,702	12,296	(10,594)	(86)
Investment income—realized	188	2,084	(1,896)	(91)	308	2,963	(2,655)	(90)
Interest and other investment income—realized	277	191	86	45	461	357	104	29
Interest expense	(5,768)	(5,119)	(649)	(13)	(11,657)	(9,924)	(1,733)	(17)
Realized net investment loss	(5,303)	(2,844)	(2,459)	(86)	(10,888)	(6,604)	(4,284)	(65)
Realized Income	$10,309	$19,261	(8,952)	(46)	$20,639	$28,044	(7,405)	(26)
Realized net performance income for the three and six months ended June 30, 2024 was attributable to realized gains from ACOF IV’s investment in various energy companies. Realized net performance income and realized investment income for the three and six months ended June 30, 2023 also included realized gains from the partial sale of ACOF IV’s investment in the AZEK Company (“AZEK”).

Realized net investment loss for the three and six months ended June 30, 2024 and 2023 largely represents interest expense exceeding investment income during these periods. Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023, and to higher average SOFR rates and a higher average outstanding balance of our Credit Facility.

Private Equity Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in thousands):

	As of June 30, 2024			As of December 31, 2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF IV	$170,107	$136,257	$33,850	$181,317	$145,197	$36,120
ACOF V	—	—	—	474,878	380,807	94,071
ACOF VI	455,122	384,949	70,173	337,142	289,118	48,024
Other funds	48,902	36,312	12,590	55,178	42,295	12,883
Total Private Equity Group	$674,131	$557,518	$116,613	$1,048,515	$857,417	$191,098
The following table presents the change in accrued carried interest for the Private Equity Group ($ in thousands):

		As of December 31, 2023	Activity during the period		As of June 30, 2024
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
ACOF IV	American	$181,317	$(2,653)	$(8,557)	$170,107
ACOF V	American	474,878	(474,878)	—	—
ACOF VI	American	337,142	117,980	—	455,122
Other funds	European	46,078	(3,629)	—	42,449
Other funds	American	9,100	(2,647)	—	6,453
Total Private Equity Group		$1,048,515	$(365,827)	$(8,557)	$674,131

Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Other	Total Private Equity Group
Balance at 3/31/2024	$21,230	$3,246	$—	$24,476
Net new par/equity commitments	15	—	—	15
Capital reductions	(2)	—	—	(2)
Distributions	(28)	(1)	—	(29)
Change in fund value	55	65	—	120
Balance at 6/30/2024	$21,270	$3,310	$—	$24,580

	Corporate Private Equity	APAC Private Equity	Other	Total Private Equity Group
Balance at 3/31/2023	$20,565	$91	$—	$20,656
Capital reductions	(2)	—	—	(2)
Distributions	(383)	(2)	—	(385)
Change in fund value	774	(2)	—	772
Balance at 6/30/2023	$20,954	$87	$—	$21,041

	Corporate Private Equity	APAC Private Equity	Other(1)	Total Private Equity Group
Balance at 12/31/2023	$20,998	$3,414	$139	$24,551
Net new par/equity commitments	269	3	58	330
Capital reductions	(4)	—	—	(4)
Distributions	(53)	(11)	—	(64)
Redemptions	—	(2)	—	(2)
Net allocations among investment strategies	150	—	(197)	(47)
Change in fund value	(90)	(94)	—	(184)
Balance at 6/30/2024	$21,270	$3,310	$—	$24,580

	Corporate Private Equity	APAC Private Equity	Other	Total Private Equity Group
Balance at 12/31/2022	$20,939	$90	$—	$21,029
Net new par/equity commitments	50	—	—	50
Capital reductions	(5)	—	—	(5)
Distributions	(649)	(2)	—	(651)
Change in fund value	619	(1)	—	618
Balance at 6/30/2023	$20,954	$87	$—	$21,041

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated in a subsequent period as commitments to an investment strategy.

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $24.6	AUM: $21.0

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.3 billion and $1.0 billion of non-fee paying AUM from our general partner and employee commitments as of June 30, 2024 and 2023, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 3/31/2024	$10,904	$1,661	$12,565
Deployment/subscriptions/increase in leverage	9	16	25
Change in fund value	(9)	—	(9)
Change in fee basis	(312)	(4)	(316)
Balance at 6/30/2024	$10,592	$1,673	$12,265

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 3/31/2023	$11,277	$4	$11,281
Change in fee basis	—	(4)	(4)
Balance at 6/30/2023	$11,277	$—	$11,277

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2023	$11,459	$1,665	$13,124
Deployment/subscriptions/increase in leverage	9	16	25
Redemptions	—	(2)	(2)
Change in fund value	(28)	—	(28)
Change in fee basis	(848)	(6)	(854)
Balance at 6/30/2024	$10,592	$1,673	$12,265

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2022	$11,277	$4	$11,281
Change in fee basis	—	(4)	(4)
Balance at 6/30/2023	$11,277	$—	$11,277

The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $12.3	FPAUM: $11.3

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of June 30, 2024

The significant funds presented in the table below collectively contributed approximately 71% of the Private Equity Group’s management fees for the six months ended June 30, 2024.

The following table presents the performance data of the Private Equity Group’s significant drawdown funds as of June 30, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
ACOF V	2017	$8,157	$7,850	$7,611	$3,513	$7,657	$11,170	1.5x	1.3x	9.4	7.3	Corporate Private Equity
Funds Deploying Capital
ACOF VI	2020	8,036	5,743	5,129	773	7,221	7,994	1.5x	1.3x	24.5	17.8	Corporate Private Equity

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
(4)The net MoIC is calculated at the fund-level. The net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees, carried interest, as applicable, and other expenses. The net MoICs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net MoIC would be 1.3x for ACOF V and 1.3x for ACOF VI. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
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
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 7.5% for ACOF V and 16.8% for ACOF VI.

Secondaries Group—Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

Fee Related Earnings

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Management fees	$48,145	$41,785	$6,360	15%	$92,566	$81,648	$10,918	13%
Fee related performance revenues	15,163	298	14,865	NM	18,125	3,569	14,556	NM
Other fees	54	5	49	NM	58	5	53	NM
Compensation and benefits	(20,825)	(16,623)	(4,202)	(25)	(33,539)	(30,035)	(3,504)	(12)
General, administrative and other expenses	(8,896)	(4,151)	(4,745)	(114)	(17,964)	(8,443)	(9,521)	(113)
Fee Related Earnings	$33,641	$21,314	12,327	58	$59,246	$46,744	12,502	27

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):

$48.1
$0.9
$3.5
$43.7
$41.8
$1.5
$40.3
$92.6
$0.8
$5.3
$86.5
$81.6
$2.1
$79.5
Q2 2024
Q2 2023
YTD Q2 2024
YTD Q2 2023
Effective management fee rate
0.92%
0.89%
0.92%
0.89%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q2 2023
Catch-up fees

Management fees increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 primarily due to higher management fees from APMF of $4.0 million and $6.9 million, respectively, due to additional capital raised and an increase in fee rate. Beginning April 1, 2023, a fee waiver expired, resulting in a step up in the fee rate from 0.25% to 1.40% per annum.

Excluding catch-up fees, management fees for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 also increased by: (i) $1.1 million and $2.0 million, respectively, from our third infrastructure secondaries fund, which launched during the fourth quarter of 2023; and (ii) $1.4 million and $2.9 million, respectively, from Landmark Real Estate Fund IX, L.P. (“LREF IX”). The increases in management fees for these funds were driven by additional capital commitments.

Management fees also included catch-up fees from our third infrastructure secondaries fund of $0.9 million and $0.8 million for the three and six months ended June 30, 2024, respectively, and from LREF IX of $1.5 million and $2.1 million for the three and six months ended June 30, 2023, respectively.

The increases in effective management fee rate for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were primarily due to additional capital raised by APMF, as well as the higher fee rate for APMF following the expiration of the fee waiver.

Fee Related Performance Revenues. The increases for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were primarily attributable to higher fees from APMF as a result of gains that were recognized in connection with acquiring a sizable portfolio of limited partnership interests in the second quarter of 2024.

Compensation and Benefits. The increases in compensation and benefits for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were primarily driven by higher fee related performance compensation of $6.0 million and $4.0 million, respectively, corresponding to the increases in fee related performance revenues. Pursuant to a contractual expense limitation agreement with APMF to reduce its expense ratio, we have agreed to temporarily reimburse the fund for certain expenses in excess of 0.30% per annum of the average monthly net assets of each class of APMF shares. Such reimbursements, as well as a portion of the supplemental distribution fees paid by us to distribution partners, will result in a corresponding decrease in discretionary fee related performance compensation until reimbursed expenses have been recovered from fee related performance revenues earned from APMF.

The increase for the six months ended June 30, 2024 over the comparative period was also driven by an increase in payroll related taxes of $1.1 million, primarily due to the higher stock price associated with our restricted units that vested during the first quarter of 2024. The increases in compensation and benefits over the comparative periods were partially offset by lower incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year.

Average headcount increased by 11% to 112 investment and investment support professionals for the year-to-date period in 2024 from 101 professionals for the same period in 2023.

General, Administrative and Other Expenses. In an effort to accelerate the growth of APMF’s assets, we entered into agreements beginning in the second quarter of 2023 that pay distribution partners a supplemental distribution fee based on assets and/or sales. These agreements contributed to increases in expenses of $4.5 million and $7.9 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. Such supplemental distribution fees are expected to fluctuate with sales and the growth in assets, and will reduce fee related performance compensation to the extent that fee related performance revenues are earned from APMF.

Realized Income

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Fee Related Earnings	$33,641	$21,314	$12,327	58%	$59,246	$46,744	$12,502	27%
Performance income—realized	361	5,460	(5,099)	(93)	361	5,460	(5,099)	(93)
Performance related compensation—realized	110	(4,678)	4,788	NM	110	(4,678)	4,788	NM
Realized net performance income	471	782	(311)	(40)	471	782	(311)	(40)
Interest and other investment income—realized	148	182	(34)	(19)	358	1,407	(1,049)	(75)
Interest expense	(2,578)	(2,451)	(127)	(5)	(5,276)	(4,756)	(520)	(11)
Realized net investment loss	(2,430)	(2,269)	(161)	7	(4,918)	(3,349)	(1,569)	(47)
Realized Income	$31,682	$19,827	11,855	60	$54,799	$44,177	10,622	24

Realized net performance income for the three and six months ended June 30, 2023 was primarily attributable to tax distributions from LREF VIII.

Realized net investment loss for the three and six months ended June 30, 2024 and 2023 largely represents interest expense exceeding investment income during these periods. Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023, and to higher average SOFR rates and a higher average outstanding balance of our Credit Facility. The activity for the six months ended June 30, 2023 also included dividend income received from APMF.

Secondaries Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondaries Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of June 30, 2024			As of December 31, 2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$117,400	$100,429	$16,971	$128,650	$110,053	$18,597
LREF VIII	81,850	70,847	11,003	97,366	84,256	13,110
Other secondaries funds	67,786	56,018	11,768	57,339	48,897	8,442
Total Secondaries Group	$267,036	$227,294	$39,742	$283,355	$243,206	$40,149

The following table presents the change in accrued performance income for the Secondaries Group ($ in thousands):

		As of December 31, 2023	Activity during the period		As of June 30, 2024
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
Accrued Carried Interest
LEP XVI	European	$128,650	$(11,250)	$—	$117,400
LREF VIII	European	97,366	(15,516)	—	81,850
Other secondaries funds	European	57,339	10,447	—	67,786
Total accrued carried interest		283,355	(16,319)	—	267,036
Other secondaries funds	Incentive	—	361	(361)	—
Total Secondaries Group		$283,355	$(15,958)	$(361)	$267,036

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other	Total Secondaries Group
Balance at 3/31/2024	$13,580	$7,975	$2,624	$1,462	$—	$25,641
Net new par/equity commitments	415	38	209	204	—	866
Distributions	(223)	(2)	(55)	(5)	—	(285)
Change in fund value	66	(108)	121	2	—	81
Balance at 6/30/2024	$13,838	$7,903	$2,899	$1,663	$—	$26,303

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 3/31/2023	$12,670	$7,667	$1,569	$938	$50	$22,894
Net new par/equity commitments	21	121	—	—	—	142
Distributions	(60)	(67)	(2)	—	—	(129)
Change in fund value	(48)	36	107	—	—	95
Balance at 6/30/2023	$12,583	$7,757	$1,674	$938	$50	$23,002

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other	Total Secondaries Group
Balance at 12/31/2023	$13,174	$7,826	$2,380	$1,380	$—	$24,760
Net new par/equity commitments	951	188	424	272	—	1,835
Distributions	(363)	(25)	(55)	(6)	—	(449)
Change in fund value	76	(86)	150	17	—	157
Balance at 6/30/2024	$13,838	$7,903	$2,899	$1,663	$—	$26,303

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 12/31/2022	$12,769	$7,552	$1,640	$—	$—	$21,961
Net new par/equity commitments	42	359	—	938	50	1,389
Distributions	(319)	(163)	(72)	—	—	(554)
Change in fund value	91	9	106	—	—	206
Balance at 6/30/2023	$12,583	$7,757	$1,674	$938	$50	$23,002

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated in a subsequent period as commitments to an investment strategy.

The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $26.3	AUM: $23.0

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.5 billion of non-fee paying AUM from our general partner and employee commitments as of June 30, 2024 and 2023.

Secondaries Group—Fee Paying AUM

The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 3/31/2024	$11,641	$6,203	$1,972	$75	$19,891
Commitments	399	—	207	—	606
Deployment/subscriptions/increase in leverage	8	32	1	(1)	40
Distributions	(57)	(2)	(55)	(18)	(132)
Change in fund value	78	(94)	12	7	3
Change in fee basis	(51)	104	—	—	53
Balance at 6/30/2024	$12,018	$6,243	$2,137	$63	$20,461

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 3/31/2023	$10,998	$5,473	$1,276	$—	$17,747
Commitments	21	115	—	—	136
Deployment/subscriptions/increase in leverage	—	186	7	—	193
Distributions	(16)	(57)	—	—	(73)
Change in fund value	(150)	(41)	(29)	—	(220)
Change in fee basis	(7)	19	—	—	12
Balance at 6/30/2023	$10,846	$5,695	$1,254	$—	$17,795

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2023	$11,204	$5,978	$1,763	$95	$19,040
Commitments	935	150	421	—	1,506
Deployment/subscriptions/increase in leverage	9	92	2	(1)	102
Distributions	(122)	(18)	(55)	(36)	(231)
Change in fund value	42	(55)	6	7	—
Change in fee basis	(50)	96	—	(2)	44
Balance at 6/30/2024	$12,018	$6,243	$2,137	$63	$20,461

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2022	$11,062	$5,313	$1,293	$—	$17,668
Commitments	42	201	—	—	243
Deployment/subscriptions/increase in leverage	67	217	15	—	299
Distributions	(55)	(153)	(58)	—	(266)
Change in fund value	(227)	111	4	—	(112)
Change in fee basis	(43)	6	—	—	(37)
Balance at 6/30/2023	$10,846	$5,695	$1,254	$—	$17,795

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $20.4	FPAUM: $17.8

Market value(1)	Capital commitments	Invested capital/other

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondaries Group—Fund Performance Metrics as of June 30, 2024

LEP XVI contributed approximately 25% of the Secondaries Group’s management fees for the six months ended June 30, 2024.
The following table presents the performance data of the Secondaries Group’s significant drawdown fund as of June 30, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
LEP XVI(7)	2016	$4,540	$4,896	$3,806	$2,022	$3,048	$5,070	1.5x	1.3x	22.4	14.7	Private Equity Secondaries

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

Operations Management Group—Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

Fee Related Earnings
The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other fees	$5,480	$7,848	$(2,368)	(30)%	$9,813	$12,488	$(2,675)	(21)%
Compensation and benefits	(98,370)	(86,011)	(12,359)	(14)	(192,527)	(170,978)	(21,549)	(13)
General, administrative and other expenses	(53,910)	(49,467)	(4,443)	(9)	(104,390)	(95,639)	(8,751)	(9)
Fee Related Earnings	$(146,800)	$(127,630)	(19,170)	(15)	$(287,104)	$(254,129)	(32,975)	(13)

Other Fees. The decreases in other fees for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were primarily driven by lower asset-based, net distribution fees associated with our non-traded REITs. The three and six months ended June 30, 2023 also included broker-dealer advisory fees of $2.0 million which were earned by Ares Management Capital Markets LLC, a registered broker-dealer, for a capital markets transaction executed during the second quarter of 2023.
Compensation and Benefits. The increases in compensation and benefits for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were primarily driven by: (i) the expansion of our strategy and relationship management teams to support global fundraising; (ii) the expansion of our business operations teams to support the growth of our business and other strategic initiatives; (iii) increased compensation and benefits associated with our retail distribution channel, AWMS, which included higher employee commissions due to increased sales volumes from ASIF and APMF; and (iv) increases in payroll related taxes primarily due to the higher stock price associated with our restricted units that vested during the first quarter of 2024. The increases in compensation and benefits over the comparative periods were partially offset by lower incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year.
Average headcount increased by 10% to 1,596 professionals for the year-to-date period in 2024 from 1,452 professionals for the same period in 2023.
General, Administrative and Other Expenses. Certain expenses increased during the current period, including occupancy costs, information services and information technology costs. These expenses collectively increased by $5.6 million and $10.7 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 to support our growing headcount and the expansion of our business, including costs for our new corporate headquarters that we will occupy beginning in the third quarter of 2024. In addition, marketing costs have increased over the comparative periods by $1.9 million and $2.3 million, respectively, driven by company sponsorships and investor events held during the second quarter of 2024, including our firmwide AGM event. The increases were partially offset by: (i) lower tax related service fees of $3.2 million and $4.9 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, as we have recognized efficiencies from the transition of our income tax compliance function; and (ii) costs related to Ares’ 25th anniversary celebrations that were incurred in the prior year periods.
Realized Income
The following table presents the components of the OMG’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Fee Related Earnings	$(146,800)	$(127,630)	$(19,170)	(15)%	$(287,104)	$(254,129)	$(32,975)	(13)%
Interest and other investment income—realized	640	328	312	95	1,092	236	856	NM
Interest expense	(105)	(11)	(94)	NM	(145)	(37)	(108)	(292)
Realized net investment income	535	317	218	(69)	947	199	748	NM
Realized Income	$(146,265)	$(127,313)	(18,952)	(15)	$(286,157)	$(253,930)	(32,227)	(13)

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that the Company is well-positioned and its liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, dividend payments, pending acquisitions and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are: (i) cash on hand; (ii) net working capital; (iii) cash from operations, including management fees and fee related performance revenues, which are collected monthly, quarterly or semi-annually, and net realized performance income, which may be unpredictable as to amount and timing; (iv) fund distributions related to our investments that are unpredictable as to amount and timing; and (v) net borrowings from the Credit Facility. As of June 30, 2024, our cash and cash equivalents were $284.4 million and we have $905.0 million available under our Credit Facility. Our ability to draw from the Credit Facility is subject to leverage and other covenants. We remain in compliance with all covenants as of June 30, 2024. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown in deployment, declines in valuations or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Declines or delays in transaction activity may impact our fund distributions and net realized performance income, which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
We expect that our primary liquidity needs will continue to be to: (i) provide capital to facilitate the growth of our existing investment management businesses; (ii) fund our investment commitments; (iii) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses as well as other strategic growth initiatives; (iv) pay operating expenses, including cash compensation to our employees and tax payments for net settlement of equity awards; (v) fund capital expenditures; (vi) service our debt; (vii) pay income taxes and make payments under the tax receivable agreement (“TRA”); (viii) make dividend payments to our Class A and non-voting common stockholders in accordance with our dividend policy; and (ix) pay distributions to AOG unitholders.
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

	Six months ended June 30,
	2024	2023
Net cash provided by operating activities	$879,653	$467,676
Net cash provided by (used in) the Consolidated Funds’ operating activities, net of eliminations	262,564	(459,156)
Net cash provided by operating activities	1,142,217	8,520
Net cash used in the Company’s investing activities	(63,309)	(21,127)
Net cash used in the Company’s financing activities	(878,127)	(564,377)
Net cash provided by (used in) the Consolidated Funds’ financing activities, net of eliminations	(247,404)	466,876
Net cash used in financing activities	(1,125,531)	(97,501)
Effect of exchange rate changes	(17,206)	(3,052)
Net change in cash and cash equivalents	$(63,829)	$(113,160)

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

	Six months ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Core operating activities	$689,786	$782,660	$(92,874)	(12)%
Net realized performance income	50,921	(42,409)	93,330	(220)
Net cash provided by (used in) investment related activities	138,946	(272,575)	411,521	(151)
Net cash provided by operating activities	$879,653	$467,676	411,977	88

While cash from our core operating activities increased as a result of growing fee revenues and sustained profitability, cash flows generated from our core operating activities may vary depending on timing of cash collection of our receivables. Cash generated from our core operating activities decreased from the prior year due to the increase in receivables. The decrease in cash generated from our core operating activities was mostly attributable to fee related performance revenues earned from our non-traded REITs in 2022 and collected during the six months ended June 30, 2023. There were no fee related performance revenues earned from our non-traded REITs in 2023.
Net realized performance income represents a source of cash and includes: (i) carried interest distributions that may represent tax distributions or other distributions of income; and (ii) incentive fees that are realized annually at the end of the measurement period, which is typically at the end of the calendar year. Cash received from carried interest distributions and the subsequent payments to employees may not necessarily occur in the same quarter. Cash from the incentive fee activities is generally received in the period subsequent to the measurement period. The increase in net realized performance income over the comparative periods was primarily due to timing of payments to employees for tax distributions that were both received and paid in the fourth quarter 2023, while tax distributions received in the fourth quarter of 2022 were paid in the first quarter of 2023.
Net cash provided by (used in) investment related activities for the six months ended June 30, 2024 and 2023 primarily represents: (i) distributions received from our capital investments and the repayment of loans that we have made; (ii) sales of our capital investments to employees; (iii) the rebalancing of and associated return of our capital commitments upon admitting new limited partners; offset by (iv) purchases associated with funding capital commitments and strategic investments in our investment portfolio; and (v) interest payments on our debt obligations. Our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund from year to year. For further discussion of our capital commitments, see “Note 7. Commitments and Contingencies,” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.
Investing Activities

	Six months ended June 30,
	2024	2023
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(55,309)	$(21,127)
Acquisitions	(8,000)	—
Net cash used in investing activities	$(63,309)	$(21,127)

Net cash used in the Company’s investing activities for both periods included cash to purchase furniture, fixtures, equipment and leasehold improvements to support the growth in our staffing levels and to expand our global presence. Net cash used in the Company’s investing activities for the six months ended June 30, 2024 was predominantly for the build out of our new corporate headquarters that will be in use in the third quarter of 2024.
Financing Activities

	Six months ended June 30,
	2024	2023
Net proceeds from issuance of Class A common stock	$354,395	$—
Net borrowings (repayments) of Credit Facility	(400,000)	25,000
Class A and non-voting common stock dividends	(385,738)	(294,604)
AOG unitholder distributions	(246,522)	(215,897)
Stock option exercises	1,511	53,140
Taxes paid related to net share settlement of equity awards	(203,076)	(133,570)
Other financing activities	1,303	1,554
Net cash used in the Company’s financing activities	$(878,127)	$(564,377)

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, resulting in net cash used in the Company’s financing activities for the six months ended June 30, 2024 and 2023.

Net cash used in the Company’s financing activities for the six months ended June 30, 2024 was also used for the repayment of our Credit Facility, partially using cash provided by the net proceeds from the Offering.

In connection with the vesting of restricted units that are granted to our employees under the 2023 Equity Incentive Plan (the “Equity Incentive Plan”), we withhold shares equal to the fair value of our employees’ tax withholding liabilities and pay the taxes on their behalf in cash and thus net issue fewer shares. The use of cash increased from the prior year period as a result of our higher stock price, which resulted in employees recognizing additional compensation. For the six months ended June 30, 2024 and 2023, we net settled and did not issue 1.7 million shares and 1.5 million shares, respectively. The Company’s financing activities also included cash received from stock options exercises with 0.1 million and 3.2 million options exercised for the six months ended June 30, 2024 and 2023, respectively. All the remaining options were exercised during the first quarter of 2024 and we will no longer receive cash or realize any tax benefit from the exercise of stock options.

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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2024, we were required to maintain approximately $71.3 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with these regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings (“Cash Tax Savings”), if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon (“Tax Benefit Payment”). Effective as of May 1, 2023, pursuant to an amendment to the TRA, to the extent Ares Owners Holdings L.P. would have been a recipient of certain Tax Benefit Payments under the TRA for taxable exchanges on or after May 1, 2023, Ares Owners Holdings L.P. will no longer be entitled to any Tax Benefit Payment for such exchanges and 100% of any Cash Tax Savings will inure to us. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $288.8 million and $191.3 million as of June 30, 2024 and December 31, 2023, respectively.
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

We manage our exposure to exchange rate risks through our regular operating activities, wherein we utilize payments received in foreign currencies to fulfill obligations in foreign currencies, and, when appropriate, through the use of derivative financial instruments to hedge the net foreign currency exposure in: (i) the funds that we advise; (ii) the balance sheet exposure for certain direct investments denominated in foreign currencies; and (iii) the cash flow exposure for foreign currencies.

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

As of June 30, 2024 and December 31, 2023, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

There have been no material changes in our market risks for the six months ended June 30, 2024. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2023, which is accessible on the SEC’s website at www.sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, certain executive officers and directors of the Company or a vehicle controlled by them (each, a “Plan Participant”) entered into Rule 10b5-1 trading plan (a “Rule 10b5-1 Trading Plan”) to sell shares of the Company’s Class A common stock, in each case, subject to any applicable volume limitations.

The table below provides certain information regarding each Plan Participant’s Rule 10b5-1 Trading Plan.

Name and Title	Plan Date	Maximum Shares That May Be Sold Under the Plan	Plan Expiration Date
Bennett Rosenthal, Director, Co-Founder and Chairman of Private Equity Group	May 16, 2024	250,000	May 1, 2025
David Kaplan, Director and Co-Founder	May 16, 2024	250,000	May 1, 2025
Ryan Berry, Chief Marketing and Strategy Officer	June 6, 2024	250,000	September 1, 2025

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

ARES MANAGEMENT CORPORATION

Dated: August 7, 2024	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: August 7, 2024	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)