Form 10-Q
period 2024-09-30
Ares Management Corp
filed 2024-11-08
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-36429
ARES MANAGEMENT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	80-0962035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1800 Avenue of the Stars, Suite 1400, Los Angeles, CA 90067
(Address of principal executive office) (Zip Code)
(310) 201-4100
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	ARES	New York Stock Exchange
6.75% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share	ARES.PRB	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 1, 2024 there were 198,390,128 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, and 111,175,156 of the registrant’s Class C common stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of
	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$350,138	$348,274
Investments (includes accrued carried interest of $3,486,892 and $3,413,007 as of September 30, 2024 and December 31, 2023, respectively)	4,692,520	4,624,932
Due from affiliates	870,779	896,746
Other assets	641,120	429,979
Right-of-use operating lease assets	426,483	249,326
Intangible assets, net	969,976	1,058,495
Goodwill	1,133,074	1,123,976
Assets of Consolidated Funds:
Cash and cash equivalents	1,315,914	1,149,511
Investments held in trust account	544,254	523,038
Investments, at fair value	13,310,098	14,078,549
Receivable for securities sold	176,475	146,851
Other assets	91,819	100,823
Total assets	$24,522,650	$24,730,500
Liabilities
Accounts payable, accrued expenses and other liabilities	$328,883	$233,884
Accrued compensation	401,035	287,259
Due to affiliates	416,041	240,254
Performance related compensation payable	2,518,898	2,514,610
Debt obligations	2,542,358	2,965,480
Operating lease liabilities	535,686	319,572
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	179,928	189,523
Due to affiliates	—	3,554
Payable for securities purchased	377,026	484,117
CLO loan obligations, at fair value	11,070,261	12,345,657
Fund borrowings	273,000	125,241
Total liabilities	18,643,116	19,709,151
Commitments and contingencies
Redeemable interest in Consolidated Funds	544,154	522,938
Redeemable interest in Ares Operating Group entities	25,111	24,098
Non-controlling interests in Consolidated Funds	1,948,946	1,258,445
Non-controlling interests in Ares Operating Group entities	1,285,248	1,322,469
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (198,334,674 shares and 187,069,907 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	1,983	1,871
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding as of September 30, 2024 and December 31, 2023)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (111,175,156 shares and 117,024,758 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	1,112	1,170
Additional paid-in-capital	2,856,893	2,391,036
Accumulated deficit	(792,398)	(495,083)
Accumulated other comprehensive income (loss), net of tax	8,450	(5,630)
Total stockholders’ equity	2,076,075	1,893,399
Total equity	5,310,269	4,474,313
Total liabilities, redeemable interest, non-controlling interests and equity	$24,522,650	$24,730,500
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues
Management fees	$753,597	$637,517	$2,162,970	$1,853,304
Carried interest allocation	277,651	(28,126)	194,006	541,828
Incentive fees	48,638	16,454	105,039	33,327
Principal investment income	8,036	9,339	44,547	38,985
Administrative, transaction and other fees	41,817	36,071	119,222	110,459
Total revenues	1,129,739	671,255	2,625,784	2,577,903
Expenses
Compensation and benefits	435,876	367,502	1,268,685	1,095,833
Performance related compensation	219,697	(25,448)	140,180	401,990
General, administrative and other expenses	197,019	211,842	537,379	501,340
Expenses of Consolidated Funds	2,295	7,064	11,680	28,171
Total expenses	854,887	560,960	1,957,924	2,027,334
Other income (expense)
Net realized and unrealized gains (losses) on investments	(5,074)	(1,770)	13,781	5,226
Interest and dividend income	7,553	4,752	19,952	11,281
Interest expense	(29,733)	(25,975)	(105,057)	(76,800)
Other income (expense), net	(18,805)	5,742	(19,473)	(1,068)
Net realized and unrealized gains on investments of Consolidated Funds	64,831	79,591	192,778	188,717
Interest and other income of Consolidated Funds	234,681	255,600	732,316	712,992
Interest expense of Consolidated Funds	(201,199)	(201,363)	(626,678)	(540,954)
Total other income, net	52,254	116,577	207,619	299,394
Income before taxes	327,106	226,872	875,479	849,963
Income tax expense	46,453	29,898	114,760	113,418
Net income	280,653	196,974	760,719	736,545
Less: Net income attributable to non-controlling interests in Consolidated Funds	64,241	80,289	236,446	174,663
Net income attributable to Ares Operating Group entities	216,412	116,685	524,273	561,882
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	1,319	758	1,005	(332)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	96,633	54,104	236,843	261,838
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$118,460	$61,823	$286,425	$300,376
Net income per share of Class A and non-voting common stock:
Basic	$0.55	$0.30	$1.31	$1.54
Diluted	$0.55	$0.30	$1.31	$1.54
Weighted-average shares of Class A and non-voting common stock:
Basic	200,724,068	186,218,638	196,526,832	182,757,955
Diluted	200,724,068	186,218,638	196,526,832	182,757,955

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$280,653	$196,974	$760,719	$736,545
Foreign currency translation adjustments, net of tax	37,167	(23,984)	23,608	(21,780)
Total comprehensive income	317,820	172,990	784,327	714,765
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	70,798	68,976	237,476	157,055
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	1,933	659	1,315	(738)
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	107,698	49,110	245,031	260,351
Comprehensive income attributable to Ares Management Corporation	$137,391	$54,245	$300,505	$298,097

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance as of December 31, 2023	$1,871	$35	$1,170	$2,391,036	$(495,083)	$(5,630)	$1,322,469	$1,258,445	$4,474,313
Changes in ownership interests and related tax benefits	39	—	(20)	(62,709)	—	—	(103,599)	51,984	(114,305)
Issuances of common stock	—	—	1	—	—	—	7,723	—	7,724
Capital contributions	—	—	—	—	—	—	1,034	168,673	169,707
Dividends/distributions	—	—	—	—	(190,504)	—	(129,240)	(26,908)	(346,652)
Net income	—	—	—	—	73,027	—	63,999	66,716	203,742
Currency translation adjustment, net of tax	—	—	—	—	—	(4,850)	(2,932)	(3,608)	(11,390)
Equity compensation	—	—	—	57,600	—	—	34,822	—	92,422
Stock option exercises	1	—	—	1,510	—	—	—	—	1,511
Balance as of March 31, 2024	1,911	35	1,151	2,387,437	(612,560)	(10,480)	1,194,276	1,515,302	4,477,072
Changes in ownership interests and related tax benefits	19	—	(18)	(75,616)	—	—	103,129	(35,192)	(7,678)
Issuances of common stock	27	—	—	354,368	—	—	—	—	354,395
Capital contributions	—	—	—	—	—	—	269	342,937	343,206
Dividends/distributions	—	—	—	—	(195,234)	—	(116,980)	(20,696)	(332,910)
Net income	—	—	—	—	94,938	—	76,211	105,489	276,638
Currency translation adjustment, net of tax	—	—	—	—	—	(1)	55	(1,919)	(1,865)
Equity compensation	—	—	—	55,791	—	—	32,441	—	88,232
Balance as of June 30, 2024	1,957	35	1,133	2,721,980	(712,856)	(10,481)	1,289,401	1,905,921	5,197,090
Changes in ownership interests and related tax benefits	23	—	(21)	27,103	—	—	(3,663)	(31,559)	(8,117)
Issuances of common stock	3	—	—	52,838	—	—	—	—	52,841
Capital contributions	—	—	—	—	—	—	269	32,684	32,953
Dividends/distributions	—	—	—	—	(198,002)	—	(139,098)	(28,898)	(365,998)
Net income	—	—	—	—	118,460	—	96,633	64,241	279,334
Currency translation adjustment, net of tax	—	—	—	—	—	18,931	11,065	6,557	36,553
Equity compensation	—	—	—	54,972	—	—	30,641	—	85,613
Balance as of September 30, 2024	$1,983	$35	$1,112	$2,856,893	$(792,398)	$8,450	$1,285,248	$1,948,946	$5,310,269

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

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$760,719	$736,545
Adjustments to reconcile net income to net cash provided by operating activities	429,097	312,180
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	835,340	(948,908)
Cash flows due to changes in operating assets and liabilities	258,389	135,660
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	(300,009)	91,314
Net cash provided by operating activities	1,983,536	326,791
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(82,203)	(44,177)
Acquisitions	(13,683)	—
Net cash used in investing activities	(95,886)	(44,177)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	407,236	—
Proceeds from Credit Facility	970,000	735,000
Repayments of Credit Facility	(1,395,000)	(670,000)
Dividends and distributions	(969,360)	(760,085)
Stock option exercises	1,511	80,426
Taxes paid related to net share settlement of equity awards	(211,615)	(145,421)
Other financing activities	485	902
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	544,294	735,944
Distributions to non-controlling interests in Consolidated Funds	(76,502)	(56,945)
Redemptions of redeemable interests in Consolidated Funds	—	(553,718)
Borrowings under loan obligations by Consolidated Funds	323,540	549,664
Repayments under loan obligations by Consolidated Funds	(1,504,344)	(257,370)
Net cash used in financing activities	(1,909,755)	(341,603)
Effect of exchange rate changes	23,969	(19,171)
Net change in cash and cash equivalents	1,864	(78,160)
Cash and cash equivalents, beginning of period	348,274	389,987
Cash and cash equivalents, end of period	$350,138	$311,827
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with acquisition-related activities	$7,724	$116,101
Issuance of common stock in connection with settlement of management incentive program	$—	$245,647

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

The accompanying unaudited financial statements include the condensed consolidated results of the Company and its subsidiaries. The Company is a holding company that operates and controls all of the businesses and affairs of and conducts all of its material business activities through Ares Holdings, L.P. (“Ares Holdings”). Ares Holdings represents all the activities of the “Ares Operating Group” or “AOG” and may be referred to interchangeably. The Company, indirectly through its wholly owned subsidiary, Ares Holdco LLC, is the general partner of the Ares Operating Group entity.

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

3. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of September 30, 2024	As of September 30,	As of December 31,
		2024	2023
Management contracts	3.9	$563,675	$604,242
Client relationships	7.8	200,920	200,920
Other	0.1	500	500
Finite-lived intangible assets		765,095	805,662
Foreign currency translation		2,615	1,126
Total finite-lived intangible assets		767,710	806,788
Less: accumulated amortization		(365,534)	(316,093)
Finite-lived intangible assets, net		402,176	490,695
Indefinite-lived management contracts		567,800	567,800
Intangible assets, net		$969,976	$1,058,495
During the three and nine months ended September 30, 2024, the Company recorded a non-cash impairment charge of $8.9 million to the fair value of management contracts of certain funds within the Credit Group, Real Assets Group and Secondaries Group. The primary indicator of impairment was the lower than expected future fee revenue generated from these funds.

During the three and nine months ended September 30, 2023, the Company recorded non-cash impairment charges of $65.7 million and $78.6 million, respectively, primarily related to the value of client relationships from the acquisition of Landmark Partners, LLC (the “Landmark Acquisition”). The primary indicator of impairment was the lower than expected fee paying assets under management in a private equity secondaries fund from existing investors as of the date of the Landmark Acquisition.

Amortization expense associated with intangible assets, excluding the accelerated amortization described above, was $28.9 million and $31.0 million for the three months ended September 30, 2024 and 2023, respectively, and $87.1 million and $95.0 million for the nine months ended September 30, 2024 and 2023, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2024, the Company removed $47.5 million of fully-amortized management contracts.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Total
Balance as of December 31, 2023	$256,679	$277,205	$172,462	$417,630	$1,123,976
Acquisitions	—	6,710	685	—	7,395
Reallocation	55,658	—	(55,658)	—	—
Foreign currency translation	1,694	—	—	9	1,703
Balance as of September 30, 2024	$314,031	$283,915	$117,489	$417,639	$1,133,074
In connection with the segment reorganization of the former special opportunities strategy as described in “Note 13. Segment Reporting,” the Company had an associated change in its reporting units and reallocated goodwill of $55.7 million from the Private Equity Group to the Credit Group using a relative fair value allocation approach in the first quarter of 2024.
There was no impairment of goodwill recorded during the three and nine months ended September 30, 2024 and 2023. The impact of foreign currency translation is reflected within other comprehensive income within the Condensed Consolidated Statements of Comprehensive Income.

4. INVESTMENTS

The following table summarizes the Company’s investments:

	As of		Percentage of total investments as of
	September 30,	December 31,	September 30,	December 31,
	2024	2023	2024	2023
Equity method investments:
Equity method - carried interest	$3,486,892	$3,413,007	74.4%	73.8%
Equity method private investment partnership interests - principal	555,390	535,292	11.8	11.6
Equity method private investment partnership interests and other (held at fair value)	379,408	418,778	8.1	9.0
Equity method private investment partnership interests and other	58,215	44,989	1.2	1.0
Total equity method investments	4,479,905	4,412,066	95.5	95.4
Collateralized loan obligations	20,601	20,799	0.4	0.4
Fixed income securities	89,392	105,495	1.9	2.3
Collateralized loan obligations and fixed income securities, at fair value	109,993	126,294	2.3	2.7
Common stock, at fair value	102,622	86,572	2.2	1.9
Total investments	$4,692,520	$4,624,932

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three and nine months ended September 30, 2024 and 2023, no individual equity method investment held by the Company met the significance criteria.
The following table presents the Company’s other income, net from its equity method investments, which were included within principal investment income, net realized and unrealized gains (losses) on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total other income, net related to equity method investments	$8,093	$1,845	$51,633	$34,900

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

The following table summarizes the changes in fair value of the Company’s equity method investments held at fair value, which are included within net realized and unrealized gains (losses) on investments within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Equity method private investment partnership interests and other (held at fair value)	$(5,542)	$(7,462)	$(3,494)	$(1,426)

Investments of the Consolidated Funds

The following table summarizes investments held in the Consolidated Funds:

	Fair Value as of		Percentage of total investments as of
	September 30,	December 31,	September 30,	December 31,
	2024	2023	2024	2023
Fixed income investments:
Loans and securitization vehicles	$9,120,015	$10,616,458	65.8%	72.7%
Money market funds and U.S. treasury securities	544,254	523,038	3.9	3.6
Bonds	486,781	578,949	3.5	4.0
Total fixed income investments	10,151,050	11,718,445	73.2	80.3
Partnership interests	1,934,868	1,642,489	14.0	11.2
Equity securities	1,768,434	1,240,653	12.8	8.5
Total investments, at fair value	$13,854,352	$14,601,587

As of September 30, 2024 and December 31, 2023, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

5. FAIR VALUE
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of September 30, 2024:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$—	$102,622	$377,087	$—	$479,709
Collateralized loan obligations and fixed income securities	—	—	109,993	—	109,993
Partnership interests	—	—	—	2,321	2,321
Total investments, at fair value	—	102,622	487,080	2,321	592,023
Derivatives-foreign currency forward contracts	—	752	—	—	752
Total assets, at fair value	$—	$103,374	$487,080	$2,321	$592,775
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(3,162)	$—	$—	$(3,162)
Total liabilities, at fair value	$—	$(3,162)	$—	$—	$(3,162)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$8,362,059	$757,956	$—	$9,120,015
Money market funds and U.S. treasury securities	544,254	—	—	—	544,254
Bonds	—	486,781	—	—	486,781
Total fixed income investments	544,254	8,848,840	757,956	—	10,151,050
Partnership interests	—	—	—	1,934,868	1,934,868
Equity securities	33,709	3,162	1,731,563	—	1,768,434
Total investments, at fair value	577,963	8,852,002	2,489,519	1,934,868	13,854,352
Derivatives-foreign currency forward contracts	—	5,904	—	—	5,904
Total assets, at fair value	$577,963	$8,857,906	$2,489,519	$1,934,868	$13,860,256
Liabilities, at fair value
Loan obligations of CLOs	$—	$(11,070,261)	$—	$—	$(11,070,261)
Derivatives:
Foreign currency forward contracts	—	(6,056)	—	—	(6,056)
Asset swaps	—	—	(1,903)	—	(1,903)
Total derivative liabilities, at fair value	—	(6,056)	(1,903)	—	(7,959)
Total liabilities, at fair value	$—	$(11,076,317)	$(1,903)	$—	$(11,078,220)

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2023:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$—	$86,572	$412,491	$—	$499,063
Collateralized loan obligations and fixed income securities	—	—	126,294	—	126,294
Partnership interests	—	—	—	6,287	6,287
Total investments, at fair value	—	86,572	538,785	6,287	631,644
Derivatives-foreign currency forward contracts	—	1,129	—	—	1,129
Total assets, at fair value	$—	$87,701	$538,785	$6,287	$632,773
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(2,645)	$—	$—	$(2,645)
Total liabilities, at fair value	$—	$(2,645)	$—	$—	$(2,645)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$9,879,915	$736,543	$—	$10,616,458
Bonds	—	575,379	3,570	—	578,949
Money market funds and U.S. treasury securities	523,038	—	—	—	523,038
Total fixed income investments	523,038	10,455,294	740,113	—	11,718,445
Partnership interests	—	—	—	1,642,489	1,642,489
Equity securities	47,503	2,750	1,190,400	—	1,240,653
Total investments, at fair value	570,541	10,458,044	1,930,513	1,642,489	14,601,587
Derivatives-foreign currency forward contracts	—	9,126	—	—	9,126
Total assets, at fair value	$570,541	$10,467,170	$1,930,513	$1,642,489	$14,610,713
Liabilities, at fair value
Loan obligations of CLOs	$—	$(12,345,657)	$—	$—	$(12,345,657)
Derivatives:
Foreign currency forward contracts	—	(9,491)	—	—	(9,491)
Asset swaps	—	—	(1,291)	—	(1,291)
Total derivative liabilities, at fair value	—	(9,491)	(1,291)	—	(10,782)
Total liabilities, at fair value	$—	$(12,355,148)	$(1,291)	$—	$(12,356,439)

The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance as of June 30, 2024	$379,443	$92,374	$471,817
Purchases(1)	859	18,240	19,099
Sales/settlements(2)	1,093	(2,430)	(1,337)
Realized and unrealized appreciation (depreciation), net	(4,308)	1,809	(2,499)
Balance as of September 30, 2024	$377,087	$109,993	$487,080
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(5,041)	$2,218	$(2,823)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of June 30, 2024	$1,586,854	$803,497	$(1,615)	$2,388,736
Transfer in	—	143,738	—	143,738
Transfer out	(508)	(227,541)	—	(228,049)
Purchases(1)	136,313	250,554	—	386,867
Sales/settlements(2)	(111)	(213,489)	—	(213,600)
Realized and unrealized appreciation (depreciation), net	9,015	1,197	(288)	9,924
Balance as of September 30, 2024	$1,731,563	$757,956	$(1,903)	$2,487,616
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$9,300	$(425)	$(222)	$8,653

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Total
Balance as of June 30, 2023	$165,371	$73,777	$239,148
Purchases(1)	7	1,499	1,506
Sales/settlements(2)	(350)	(1,047)	(1,397)
Realized and unrealized appreciation (depreciation), net	(10,116)	986	(9,130)
Balance as of September 30, 2023	$154,912	$75,215	$230,127
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(10,116)	$986	$(9,130)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of June 30, 2023	$1,066,065	$648,131	$(2,693)	$1,711,503
Transfer in	848	63,379	—	64,227
Transfer out	(36,064)	(149,624)	—	(185,688)
Purchases(1)	65,220	150,370	26	215,616
Sales/settlements(2)	(2,364)	(165,177)	—	(167,541)
Realized and unrealized appreciation, net	17,888	4,949	522	23,359
Balance as of September 30, 2023	$1,111,593	$552,028	$(2,145)	$1,661,476
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$17,950	$(23,157)	$426	$(4,781)

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance as of December 31, 2023	$412,491	$126,294	$538,785
Transfer in	—	60,917	60,917
Transfer out	(37,587)	—	(37,587)
Purchases(1)	2,539	283,913	286,452
Sales/settlements(2)	(1,478)	(362,164)	(363,642)
Realized and unrealized appreciation, net	1,122	1,033	2,155
Balance as of September 30, 2024	$377,087	$109,993	$487,080
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(1,260)	$1,975	$715

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2023	$1,190,400	$740,113	$(1,291)	$1,929,222
Transfer in	—	199,112	—	199,112
Transfer out	(35)	(305,887)	—	(305,922)
Purchases(1)	482,424	711,190	114	1,193,728
Sales/settlements(2)	(111)	(585,977)	—	(586,088)
Realized and unrealized appreciation (depreciation), net	58,885	(595)	(726)	57,564
Balance as of September 30, 2024	$1,731,563	$757,956	$(1,903)	$2,487,616
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$60,995	$(2,921)	$(664)	$57,410

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance as of December 31, 2022	$121,785	$76,934	$198,719
Purchases(1)	38,267	3,465	41,732
Sales/settlements(2)	(1,186)	(3,424)	(4,610)
Realized and unrealized depreciation, net	(3,954)	(1,760)	(5,714)
Balance as of September 30, 2023	$154,912	$75,215	$230,127
Change in net unrealized depreciation included in earnings related to financial assets still held at the reporting date	$(4,167)	$(1,547)	$(5,714)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance as of December 31, 2022	$730,880	$869,668	$368,655	$(3,556)	$1,965,647
Transfer out due to changes in consolidation	(2,076)	(4,563)	(374,049)	—	(380,688)
Transfer in	—	192,359	—	—	192,359
Transfer out	(36,681)	(553,638)	—	—	(590,319)
Purchases(1)	295,030	484,574	49,000	—	828,604
Sales/settlements(2)	(2,490)	(451,426)	(48,889)	(122)	(502,927)
Realized and unrealized appreciation, net	126,930	15,054	5,283	1,533	148,800
Balance as of September 30, 2023	$1,111,593	$552,028	$—	$(2,145)	$1,661,476
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$127,001	$(15,704)	$—	$1,283	$112,580

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of September 30, 2024:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$123,859	Market approach	Multiple of book value	1.4x - 1.5x	1.4x
	112,565	Discounted cash flow	Discount rate	18.5% - 30.0%	25.0%
	100,000	Market approach	Yield	8.0%	8.0%
	7,220	Market approach	Earnings multiple	15.4x	15.4x
	33,444	Other	N/A	N/A	N/A
Fixed income investments
	88,542	Market approach	Yield	10.0% - 12.0%	11.0%
	20,601	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	849	Other	N/A	N/A	N/A
Total assets	$487,080

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$914,196	Discounted cash flow	Discount rate	10.0% - 18.7%	13.0%
	793,106	Market approach	Multiple of book value	1.0x - 1.7x	1.4x
	22,636	Market approach	EBITDA multiple(1)	1.0x - 34.6x	14.4x
	871	Transaction price(2)	N/A	N/A	N/A
	754	Other	N/A	N/A	N/A
Fixed income investments
	502,042	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	253,514	Market approach	Yield	6.0% - 23.2%	10.3%
	2,363	Market approach	EBITDA multiple(1)	5.0x - 34.6x	10.8x
	37	Other	N/A	N/A	N/A
Total assets	$2,489,519
Liabilities
Derivative instruments	$(1,903)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(1,903)

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

The following table summarizes the investments held at fair value and unfunded commitments of the Consolidated Funds interests valued using NAV per share:

	As of September 30, 2024	As of December 31, 2023
Investments (held at fair value)	$1,934,868	$1,642,489
Unfunded commitments	1,000,749	738,621

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
6. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of September 30, 2024		As of December 31, 2023
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolving	3/31/2029	N/A	$470,000	5.90%	$895,000	6.37%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	249,990	4.21	249,427	4.21
2028 Senior Notes(3)	11/10/2023	11/10/2028	500,000	495,401	6.42	494,863	6.42
2030 Senior Notes(4)	6/15/2020	6/15/2030	400,000	397,388	3.28	397,050	3.28
2052 Senior Notes(5)	1/21/2022	2/1/2052	500,000	484,500	3.77	484,199	3.77
2051 Subordinated Notes(6)	6/30/2021	6/30/2051	450,000	445,079	4.13	444,941	4.13
Total debt obligations				$2,542,358		$2,965,480

(1)On March 28, 2024, the Company amended the Credit Facility to, among other things, increase the revolver commitments from $1.325 billion to $1.400 billion, with an accordion feature of $600.0 million, and extend the maturity date from March 2027 to March 2029. Ares Holdings is the borrower under the Credit Facility. The Credit Facility has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) or a base rate plus an applicable margin, which is subject to adjustment based on the achievement of certain environmental, social and governance (“ESG”)-related targets, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of September 30, 2024, base rate loans bear interest calculated based on the prime rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.10% per annum. There is a base rate and SOFR floor of zero. Due to the achievement of ESG-related targets, the Company’s base rate and unused commitment fee have been reduced by 0.05% and 0.01%, respectively, from July 2023 through June 2025.
(2)The 2024 Senior Notes were issued in October 2014 by Ares Finance Co. LLC, an indirect subsidiary of the Company, at 98.27% of the face amount with interest paid semi-annually. On October 8, 2024 the Company repaid the 2024 Senior Notes at maturity.
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

As of September 30, 2024, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2023	$4,213	$11,784	$5,059
Debt issuance costs incurred	1,832	292	—
Amortization of debt issuance costs	(901)	(1,282)	(138)
Unamortized debt issuance costs as of September 30, 2024	$5,144	$10,794	$4,921

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

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of September 30, 2024			As of December 31, 2023
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$10,328,010	6.64%	7.9	$11,606,289	6.64%	8.2
Subordinated notes(1)	742,251	N/A	5.8	739,368	N/A	6.9
Total loan obligations of Consolidated CLOs	$11,070,261			$12,345,657

(1)The notes do not have contractual interest rates; instead, holders of the notes receive a variable rate of interest amounting to the excess cash flows generated by each Consolidated CLO.

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the net assets of the Consolidated Funds or the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of September 30, 2024 and December 31, 2023, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities outstanding:

				As of September 30, 2024		As of December 31, 2023
	Maturity Date	Total Capacity		Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
Credit Facilities:
	7/1/2024	$18,000	(2)	N/A	N/A	$15,241	6.88%
	9/25/2025	150,000		$121,000	8.00%	N/A	N/A
	9/24/2026	150,000		—	—	—	N/A
	6/26/2027	200,000		152,000	8.15	110,000	8.29
	9/12/2027	54,000		—	—	—	N/A
Total borrowings of Consolidated Funds				$273,000		$125,241

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.
(2)Represents a credit facility of a Consolidated Fund that was repaid on maturity date. The amount represents the total capacity as of December 31, 2023.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
7. COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Condensed Consolidated Statements of Financial Condition. As of September 30, 2024, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Commitments

As of September 30, 2024 and December 31, 2023, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $1,178.4 million and $1,030.6 million, respectively.

Guarantees

The Company has entered into agreements with financial institutions to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund. As of September 30, 2024 and December 31, 2023, the Company’s maximum exposure to losses from guarantees was $1.1 million and $122.3 million, respectively.

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

As of September 30, 2024 and December 31, 2023, the contingent liability was $75.0 million. As of September 30, 2024 and December 31, 2023, the Company has recorded $20.0 million and $5.0 million, respectively, within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense of $5.0 million and $15.0 million for the three and nine months ended September 30, 2024, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.

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

The revenue target was achieved for one of the infrastructure debt funds during the fourth quarter of 2022 and the associated liability for this portion of the award was settled during the first quarter of 2023. As of September 30, 2024, the maximum contingent liability associated with the remaining Infrastructure Debt MIP was $15.0 million. As of September 30, 2024 and December 31, 2023, the contingent liability was $13.6 million. As of September 30, 2024 and December 31, 2023, the Company has recorded $5.8 million and $4.4 million, respectively, within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense associated with the remaining Infrastructure Debt MIP of $0.4 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $1.4 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.

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

As of September 30, 2024 and December 31, 2023, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $70.0 million and $78.5 million, respectively, of which approximately $47.8 million and $54.5 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of September 30, 2024 and December 31, 2023, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Leases

The Company leases primarily consists of operating leases for office space and certain office equipment. The Company’s leases have remaining lease terms of one to 19 years. The tables below present certain supplemental quantitative disclosures regarding the Company’s operating leases:

Maturity of operating lease liabilities	As of September 30, 2024
2024	$11,646
2025	57,292
2026	55,053
2027	45,612
2028	58,612
Thereafter	592,526
Total future payments	820,741
Less: interest	285,055
Total operating lease liabilities	$535,686

	Three months ended September 30,		Nine months ended September 30,
Classification within general, administrative and other expenses	2024	2023	2024	2023
Operating lease expense	$16,920	$10,135	$47,505	$32,434

	Nine months ended September 30,
Supplemental information on the measurement of operating lease liabilities	2024	2023
Operating cash flows for operating leases	$41,740	$32,733
Leased assets obtained in exchange for new operating lease liabilities	210,551	166,941

	As of September 30,	As of December 31,
Lease term and discount rate	2024	2023
Weighted-average remaining lease terms (in years)	13.2	8.4
Weighted-average discount rate	5.6%	4.3%

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

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of September 30,	As of December 31,
	2024	2023
Due from affiliates:
Management fees receivable from non-consolidated funds	$596,288	$560,629
Incentive fee receivable from non-consolidated funds	46,388	159,098
Payments made on behalf of and amounts due from non-consolidated funds and employees	228,103	177,019
Due from affiliates—Company	$870,779	$896,746
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$9,159	$9,585
Tax receivable agreement liability	353,899	191,299
Carried interest and incentive fees payable	45,361	33,374
Payments made by non-consolidated funds on behalf of and payable by the Company	7,622	5,996
Due to affiliates—Company	$416,041	$240,254
Amounts due to portfolio companies and non-consolidated funds	$—	$3,554
Due to affiliates—Consolidated Funds	$—	$3,554

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
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
9. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The following table presents the income tax expense for the period:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income tax expense	$46,453	$29,898	$114,760	$113,418

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s unaudited condensed consolidated financial statements. For the three and nine months ended September 30, 2024 and 2023, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of September 30, 2024 and December 31, 2023, the Company recorded a net deferred tax asset of $203.3 million and $21.5 million, respectively, within other assets within the Condensed Consolidated Statements of Financial Condition. As of September 30, 2024, a deferred tax liability of $6.8 million was recorded and presented as a liability for the Consolidated Funds within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition.
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

For three and nine months ended September 30, 2024 and 2023, the two-class method was the more dilutive method.

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$118,460	$61,823	$286,425	$300,376
Dividends declared and paid on Class A and non-voting common stock	(187,696)	(144,623)	(553,867)	(425,263)
Distributions on unvested restricted units	(7,829)	(5,337)	(22,692)	(15,969)
Dividends in excess of earnings available to Class A and non-voting common stockholders	$(77,065)	$(88,137)	$(290,134)	$(140,856)
Basic weighted-average shares of Class A and non-voting common stock	200,724,068	186,218,638	196,526,832	182,757,955
Dividends in excess of earnings per share of Class A and non-voting common stock	$(0.38)	$(0.47)	$(1.48)	$(0.77)
Dividend declared and paid per Class A and non-voting common stock	0.93	0.77	2.79	2.31
Basic earnings per share of Class A and non-voting common stock	$0.55	$0.30	$1.31	$1.54

Diluted earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$118,460	$61,823	$286,425	$300,376
Distributions on unvested restricted units	(7,829)	(5,337)	(22,692)	(15,969)
Net income available to Class A and non-voting common stockholders	$110,631	$56,486	$263,733	$284,407
Diluted weighted-average shares of Class A and non-voting common stock	200,724,068	186,218,638	196,526,832	182,757,955
Diluted earnings per share of Class A and non-voting common stock	$0.55	$0.30	$1.31	$1.54

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
11. EQUITY COMPENSATION
Equity Incentive Plan
Equity-based compensation is granted under the Company’s 2023 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2024, the total number of shares available for issuance under the Equity Incentive Plan reset to 69,122,318 shares and as of September 30, 2024, 62,694,495 shares remained available for issuance.
Generally, unvested restricted units are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company for restricted units is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Restricted units	$85,613	$61,976	$266,267	$193,509
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

Restricted units are delivered net of the holder’s payroll related taxes upon vesting. For the nine months ended September 30, 2024, 4.0 million restricted units vested and 2.2 million shares of Class A common stock were delivered to the holders. For the nine months ended September 30, 2023, 3.6 million restricted units vested and 2.1 million shares of Class A common stock were delivered to the holders.

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

The following table summarizes the Company’s dividends declared and Dividend Equivalents paid during the nine months ended September 30, 2024:

Record Date	Dividends Per Share	Dividend Equivalents Paid
March 15, 2024	$0.93	$16,294
June 14, 2024	0.93	16,008
September 16, 2024	0.93	16,242

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents unvested restricted units’ activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2023	17,359,829	$59.20
Granted	5,087,137	124.08
Vested	(3,961,789)	51.98
Forfeited	(386,314)	85.07
Balance as of September 30, 2024	18,098,863	$78.45

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $984.1 million as of September 30, 2024 and is expected to be recognized over the remaining weighted average period of 3.6 years.

Options
Upon exercise, each option entitles the holders to purchase from the Company one share of Class A common stock at the stated exercise price.
A summary of options activity during the nine months ended September 30, 2024 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	79,524	$19.00	0.3	$7,946
Exercised	(79,524)	19.00	—	—
Balance as of September 30, 2024	—	$—	0.0	$—
Exercisable as of September 30, 2024	—	$—	0.0	$—
Net cash proceeds from exercises of options were $1.5 million for the nine months ended September 30, 2024. The Company realized tax benefits of approximately $1.4 million from the exercise of the remaining options during the first quarter of 2024.
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
In January 2024, the Company's board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $150 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2025. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the nine months ended September 30, 2024 and 2023, the Company did not repurchase any shares as part of the stock repurchase program.
The Company entered into an underwriting agreement pursuant to which the Company agreed to issue and sell 2,650,000 shares of Class A common stock in June 2024 and an additional 397,500 shares of Class A common stock following the subsequent exercise of the underwriters’ 30-day option to purchase additional shares in July 2024 (the “Offering”). The Offering resulted in net proceeds of approximately $407.2 million (after deducting underwriting discounts and offering expenses).

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance as of December 31, 2023	187,069,907	3,489,911	1,000	117,024,758	307,585,576
Issuances of common stock(1)	3,047,500	—	—	63,179	3,110,679
Exchanges of common stock	5,912,781	—	—	(5,912,781)	—
Stock option exercises	79,524	—	—	—	79,524
Vesting of restricted stock awards, net of shares withheld for tax	2,224,962	—	—	—	2,224,962
Balance as of September 30, 2024	198,334,674	3,489,911	1,000	111,175,156	313,000,741

(1)    Issuances of Class C common stock corresponds with increases in Ares Owners Holdings L.P.’s ownership interest in the AOG entities.

The following table presents each partner’s Ares Operating Group Units (“AOG Units”) and corresponding ownership interest in each of the AOG entities, as well as its daily average ownership of AOG Units in each of the AOG entities:

					Daily Average Ownership
	As of September 30, 2024		As of December 31, 2023		Three months ended September 30,		Nine months ended September 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2024	2023	2024	2023
Ares Management Corporation	201,824,585	64.48%	190,559,818	61.95%	64.14%	61.03%	63.23%	60.52%
Ares Owners Holdings, L.P.	111,175,156	35.52	117,024,758	38.05	35.86	38.97	36.77	39.48
Total	312,999,741	100.00%	307,584,576	100.00%

Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in AOG entities:

Total
Balance as of December 31, 2022	$93,129
Changes in ownership interests and related tax benefits	(66,506)
Net loss	(1,824)
Currency translation adjustment, net of tax	(148)
Equity compensation	174
Distributions	(2,883)
Balance as of March 31, 2023	21,942
Net income	734
Currency translation adjustment, net of tax	(159)
Balance as of June 30, 2023	22,517
Net income	758
Currency translation adjustment, net of tax	(99)
Balance as of September 30, 2023	23,176
Net income	558
Currency translation adjustment, net of tax	364
Balance as of December 31, 2023	24,098
Net income	73
Currency translation adjustment, net of tax	(257)
Distributions	(302)
Balance as of March 31, 2024	23,612
Net loss	(387)
Currency translation adjustment, net of tax	(47)
Balance as of June 30, 2024	23,178
Net income	1,319
Currency translation adjustment, net of tax	614
Balance as of September 30, 2024	$25,111

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance as of December 31, 2022	$1,013,282
Change in redemption value	10,504
Redemptions from Class A ordinary shares of Ares Acquisition Corporation (formerly NYSE: AAC) (“AAC I”)	(538,985)
Balance as of March 31, 2023	484,801
Gross proceeds from the initial public offering of Ares Acquisition Corporation II (NYSE: AACT) (“AAC II”)	500,000
Change in redemption value	15,948
Balance as of June 30, 2023	1,000,749
Change in redemption value	16,571
Redemptions from Class A ordinary shares of AAC I	(14,733)
Balance as of September 30, 2023	1,002,587
Change in redemption value	12,507
Redemptions from Class A ordinary shares of AAC I	(492,156)
Balance as of December 31, 2023	522,938
Change in redemption value	6,849
Balance as of March 31, 2024	529,787
Change in redemption value	6,959
Balance as of June 30, 2024	536,746
Change in redemption value	7,408
Balance as of September 30, 2024	$544,154

As of September 30, 2024 and December 31, 2023, 50,000,000 of AAC II Class A ordinary shares are presented at the redemption amount within mezzanine equity within the Condensed Consolidated Statements of Financial Condition.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended September 30, 2024
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$557,450	$105,733	$34,621	$48,084	$11,374	$757,262	$—	$757,262
Fee related performance revenues	41,761	—	—	2,508	—	44,269	—	44,269
Other fees	10,520	7,263	372	58	114	18,327	5,253	23,580
Compensation and benefits	(179,987)	(42,360)	(13,877)	(14,432)	(7,245)	(257,901)	(102,112)	(360,013)
General, administrative and other expenses	(41,046)	(14,118)	(4,576)	(8,464)	(1,459)	(69,663)	(56,124)	(125,787)
Fee related earnings	388,698	56,518	16,540	27,754	2,784	492,294	(152,983)	339,311
Performance income—realized	6,192	15,441	475	—	—	22,108	—	22,108
Performance related compensation—realized	(3,451)	(9,403)	(380)	—	—	(13,234)	—	(13,234)
Realized net performance income	2,741	6,038	95	—	—	8,874	—	8,874
Investment income—realized	916	2,003	197	—	732	3,848	—	3,848
Interest and other investment income—realized	7,083	1,971	333	96	6,477	15,960	496	16,456
Interest expense	(7,625)	(4,511)	(4,862)	(2,191)	(10,409)	(29,598)	(135)	(29,733)
Realized net investment income (loss)	374	(537)	(4,332)	(2,095)	(3,200)	(9,790)	361	(9,429)
Realized income	$391,813	$62,019	$12,303	$25,659	$(416)	$491,378	$(152,622)	$338,756

	Three months ended September 30, 2023
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$470,609	$92,754	$29,799	$42,949	$7,538	$643,649	$—	$643,649
Fee related performance revenues	44	—	—	2,168	—	2,212	—	2,212
Other fees	7,202	6,308	430	8	83	14,031	5,717	19,748
Compensation and benefits	(131,172)	(37,608)	(13,145)	(16,066)	(3,233)	(201,224)	(90,347)	(291,571)
General, administrative and other expenses	(28,093)	(10,318)	(3,470)	(4,541)	(924)	(47,346)	(52,460)	(99,806)
Fee related earnings	318,590	51,136	13,614	24,518	3,464	411,322	(137,090)	274,232
Performance income—realized	12,223	5,589	(15)	—	—	17,797	—	17,797
Performance related compensation—realized	(7,181)	(3,338)	15	—	—	(10,504)	—	(10,504)
Realized net performance income	5,042	2,251	—	—	—	7,293	—	7,293
Investment income (loss)—realized	1,475	(875)	(4,631)	—	—	(4,031)	—	(4,031)
Interest and other investment income—realized	5,601	3,148	214	552	3,305	12,820	114	12,934
Interest expense	(5,825)	(3,985)	(4,313)	(2,020)	(9,809)	(25,952)	(23)	(25,975)
Realized net investment income (loss)	1,251	(1,712)	(8,730)	(1,468)	(6,504)	(17,163)	91	(17,072)
Realized income	$324,883	$51,675	$4,884	$23,050	$(3,040)	$401,452	$(136,999)	$264,453

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2024
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$1,603,080	$299,156	$103,126	$140,650	$30,726	$2,176,738	$—	$2,176,738
Fee related performance revenues	48,920	—	—	20,633	—	69,553	—	69,553
Other fees	30,912	18,783	1,258	116	396	51,465	15,066	66,531
Compensation and benefits	(457,494)	(119,403)	(42,737)	(47,971)	(17,937)	(685,542)	(294,639)	(980,181)
General, administrative and other expenses	(116,022)	(43,857)	(15,282)	(26,428)	(5,041)	(206,630)	(160,514)	(367,144)
Fee related earnings	1,109,396	154,679	46,365	87,000	8,144	1,405,584	(440,087)	965,497
Performance income—realized	121,214	24,324	9,032	361	—	154,931	—	154,931
Performance related compensation—realized	(73,127)	(15,134)	(7,235)	110	—	(95,386)	—	(95,386)
Realized net performance income	48,087	9,190	1,797	471	—	59,545	—	59,545
Investment income (loss)—realized	(1)	1,671	505	—	2,382	4,557	—	4,557
Interest and other investment income—realized	23,609	1,280	794	454	38,803	64,940	1,588	66,528
Interest expense	(25,412)	(17,189)	(16,519)	(7,467)	(38,190)	(104,777)	(280)	(105,057)
Realized net investment income (loss)	(1,804)	(14,238)	(15,220)	(7,013)	2,995	(35,280)	1,308	(33,972)
Realized income	$1,155,679	$149,631	$32,942	$80,458	$11,139	$1,429,849	$(438,779)	$991,070

	Nine months ended September 30, 2023
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$1,349,434	$285,463	$89,461	$124,597	$19,065	$1,868,020	$—	$1,868,020
Fee related performance revenues	866	334	—	5,737	—	6,937	—	6,937
Other fees	25,810	24,616	1,245	13	268	51,952	18,205	70,157
Compensation and benefits	(382,929)	(116,232)	(43,184)	(46,101)	(9,759)	(598,205)	(261,325)	(859,530)
General, administrative and other expenses	(82,345)	(33,465)	(11,556)	(12,984)	(2,120)	(142,470)	(148,099)	(290,569)
Fee related earnings	910,836	160,716	35,966	71,262	7,454	1,186,234	(391,219)	795,015
Performance income—realized	106,162	14,412	63,534	5,460	—	189,568	—	189,568
Performance related compensation—realized	(68,792)	(8,764)	(51,238)	(4,678)	—	(133,472)	—	(133,472)
Realized net performance income	37,370	5,648	12,296	782	—	56,096	—	56,096
Investment income (loss)—realized	19,546	(4,196)	(1,668)	—	170	13,852	—	13,852
Interest and other investment income—realized	21,058	7,362	571	1,959	11,492	42,442	350	42,792
Interest expense	(23,072)	(11,987)	(14,237)	(6,776)	(20,668)	(76,740)	(60)	(76,800)
Realized net investment income (loss)	17,532	(8,821)	(15,334)	(4,817)	(9,006)	(20,446)	290	(20,156)
Realized income	$965,738	$157,543	$32,928	$67,227	$(1,552)	$1,221,884	$(390,929)	$830,955

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income (loss):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Segment revenues
Management fees	$757,262	$643,649	$2,176,738	$1,868,020
Fee related performance revenues	44,269	2,212	69,553	6,937
Other fees	18,327	14,031	51,465	51,952
Performance income—realized	22,108	17,797	154,931	189,568
Total segment revenues	$841,966	$677,689	$2,452,687	$2,116,477
Segment expenses
Compensation and benefits	$257,901	$201,224	$685,542	$598,205
General, administrative and other expenses	69,663	47,346	206,630	142,470
Performance related compensation—realized	13,234	10,504	95,386	133,472
Total segment expenses	$340,798	$259,074	$987,558	$874,147
Segment realized net investment income (loss)
Investment income (loss)—realized	$3,848	$(4,031)	$4,557	$13,852
Interest and other investment income —realized	15,960	12,820	64,940	42,442
Interest expense	(29,598)	(25,952)	(104,777)	(76,740)
Total segment realized net investment loss	$(9,790)	$(17,163)	$(35,280)	$(20,446)
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total consolidated revenue	$1,129,739	$671,255	$2,625,784	$2,577,903
Performance (income) loss—unrealized	(263,553)	31,400	(95,759)	(384,533)
Management fees of Consolidated Funds eliminated in consolidation	11,660	12,181	36,115	35,787
Performance income of Consolidated Funds eliminated in consolidation	1,032	1,874	18,484	9,365
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	128	83	409	7,061
Administrative fees(1)	(18,093)	(16,154)	(52,201)	(46,692)
OMG revenue	(5,252)	(5,717)	(15,066)	(18,205)
Principal investment income, net of eliminations	(8,036)	(9,339)	(44,547)	(38,985)
Net revenue of non-controlling interests in consolidated subsidiaries	(5,659)	(7,894)	(20,532)	(25,224)
Total consolidation adjustments and reconciling items	(287,773)	6,434	(173,097)	(461,426)
Total segment revenue	$841,966	$677,689	$2,452,687	$2,116,477

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated expenses to segment expenses:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total consolidated expenses	$854,887	$560,960	$1,957,924	$2,027,334
Performance related compensation-unrealized	(180,174)	38,650	(8,478)	(261,996)
Expenses of Consolidated Funds added in consolidation	(14,083)	(19,329)	(48,200)	(64,365)
Expenses of Consolidated Funds eliminated in consolidation	11,355	12,297	36,520	36,600
Administrative fees(1)	(18,093)	(16,154)	(52,201)	(46,321)
OMG expenses	(158,236)	(142,807)	(455,153)	(409,424)
Acquisition and merger-related expense	(25,166)	(2,414)	(39,394)	(10,126)
Equity compensation expense	(85,613)	(61,976)	(266,267)	(193,335)
Acquisition-related compensation expense(2)	(5,435)	(589)	(16,374)	(1,831)
Placement fee adjustment	4,485	(944)	(825)	6,032
Depreciation and amortization expense	(46,005)	(105,524)	(118,900)	(194,174)
Expense of non-controlling interests in consolidated subsidiaries	2,876	(3,096)	(1,094)	(14,247)
Total consolidation adjustments and reconciling items	(514,089)	(301,886)	(970,366)	(1,153,187)
Total segment expenses	$340,798	$259,074	$987,558	$874,147

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

The following table reconciles the Company’s consolidated other income to segment realized net investment income (loss):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total consolidated other income	$52,254	$116,577	$207,619	$299,394
Investment (income) loss—unrealized	(4,950)	(31,246)	13,836	(104,170)
Interest and other investment (income) loss—unrealized	15,258	(5,720)	15,093	(1,202)
Other income, net from Consolidated Funds added in consolidation	(87,804)	(125,857)	(276,107)	(335,708)
Other expense, net from Consolidated Funds eliminated in consolidation	194	(383)	(137)	(15,326)
OMG other (income) expense	(220)	(591)	(1,002)	1,213
Principal investment income	14,101	29,980	12,038	130,679
Other (income) expense, net	3,389	286	(7,910)	589
Other (income) loss of non-controlling interests in consolidated subsidiaries	(2,012)	(209)	1,290	4,085
Total consolidation adjustments and reconciling items	(62,044)	(133,740)	(242,899)	(319,840)
Total segment realized net investment loss	$(9,790)	$(17,163)	$(35,280)	$(20,446)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income before taxes	$327,106	$226,872	$875,479	$849,963
Adjustments:
Depreciation and amortization expense	46,005	105,524	118,900	194,174
Equity compensation expense	85,612	61,976	266,267	192,964
Acquisition-related compensation expense(1)	5,435	589	16,374	1,831
Acquisition and merger-related expense	25,166	2,414	39,394	10,126
Placement fee adjustment	(4,485)	944	825	(6,032)
OMG expense, net	152,763	136,499	439,085	392,432
Other (income) expense, net	3,389	286	(7,910)	589
Income before taxes of non-controlling interests in consolidated subsidiaries	(10,544)	(5,007)	(18,148)	(6,892)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(65,998)	(84,429)	(242,065)	(179,362)
Total performance (income) loss—unrealized	(263,553)	31,400	(95,759)	(384,533)
Total performance related compensation—unrealized	180,174	(38,650)	8,478	261,996
Total investment (income) loss—unrealized	10,308	(36,966)	28,929	(105,372)
Realized income	491,378	401,452	1,429,849	1,221,884
Total performance income—realized	(22,108)	(17,797)	(154,931)	(189,568)
Total performance related compensation—realized	13,234	10,504	95,386	133,472
Total investment loss—realized	9,790	17,163	35,280	20,446
Fee related earnings	$492,294	$411,322	$1,405,584	$1,186,234

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
14. CONSOLIDATION
Deconsolidation of Funds

Certain funds that have historically been consolidated in the financial statements that are no longer consolidated because, as of the reporting period: (i) such funds have been liquidated or dissolved; or (ii) the Company is no longer deemed to be the primary beneficiary of the variable interest entities (“VIEs”) as it no longer has a significant economic interest. During the nine months ended September 30, 2024, the Company did not deconsolidate any entity. During the nine months ended September 30, 2023, one private fund experienced a significant change in ownership that resulted in deconsolidation of the entity.

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

	As of September 30,	As of December 31,
	2024	2023
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs(1)	$384,552	$503,376
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs(1)	784,102	910,600
Assets of consolidated VIEs	14,892,869	15,484,962
Liabilities of consolidated VIEs	12,180,936	13,409,257

(1)As of September 30, 2024 and December 31, 2023, the Company’s maximum exposure of loss for CLO securities was equal to the cumulative fair value of the Company’s capital interest in CLOs and totaled $96.1 million and $83.1 million, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income attributable to non-controlling interests related to consolidated VIEs	$57,289	$66,526	$216,614	$165,118

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of September 30, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$350,138	$—	$—	$350,138
Investments (includes $3,486,892 of accrued carried interest)	5,517,542	—	(825,022)	4,692,520
Due from affiliates	1,048,857	—	(178,078)	870,779
Other assets	641,120	—	—	641,120
Right-of-use operating lease assets	426,483	—	—	426,483
Intangible assets, net	969,976	—	—	969,976
Goodwill	1,133,074	—	—	1,133,074
Assets of Consolidated Funds
Cash and cash equivalents	—	1,315,914	—	1,315,914
Investments held in trust account	—	544,254	—	544,254
Investments, at fair value	—	13,310,098	—	13,310,098
Receivable for securities sold	—	176,475	—	176,475
Other assets	—	91,819	—	91,819
Total assets	$10,087,190	$15,438,560	$(1,003,100)	$24,522,650
Liabilities
Accounts payable, accrued expenses and other liabilities	$329,181	$—	$(298)	$328,883
Accrued compensation	401,035	—	—	401,035
Due to affiliates	415,608	—	433	416,041
Performance related compensation payable	2,518,898	—	—	2,518,898
Debt obligations	2,542,358	—	—	2,542,358
Operating lease liabilities	535,686	—	—	535,686
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	179,928	—	179,928
Due to affiliates	—	177,508	(177,508)	—
Payable for securities purchased	—	377,026	—	377,026
CLO loan obligations, at fair value	—	11,196,594	(126,333)	11,070,261
Fund borrowings	—	273,000	—	273,000
Total liabilities	6,742,766	12,204,056	(303,706)	18,643,116
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	544,154	—	544,154
Redeemable interest in Ares Operating Group entities	25,111	—	—	25,111
Non-controlling interest in Consolidated Funds	—	2,690,350	(741,404)	1,948,946
Non-controlling interest in Ares Operating Group entities	1,270,326	—	14,922	1,285,248
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (198,334,674 shares issued and outstanding)	1,983	—	—	1,983
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (111,175,156 shares issued and outstanding)	1,112	—	—	1,112
Additional paid-in-capital	2,829,805	—	27,088	2,856,893
Accumulated deficit	(792,398)	—	—	(792,398)
Accumulated other comprehensive loss, net of tax	8,450	—	—	8,450
Total stockholders’ equity	2,048,987	—	27,088	2,076,075
Total equity	3,319,313	2,690,350	(699,394)	5,310,269
Total liabilities, redeemable interest, non-controlling interests and equity	$10,087,190	$15,438,560	$(1,003,100)	$24,522,650

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended September 30, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$765,257	$—	$(11,660)	$753,597
Carried interest allocation	278,683	—	(1,032)	277,651
Incentive fees	48,638	—	—	48,638
Principal investment income	14,100	—	(6,064)	8,036
Administrative, transaction and other fees	41,945	—	(128)	41,817
Total revenues	1,148,623	—	(18,884)	1,129,739
Expenses
Compensation and benefits	435,876	—	—	435,876
Performance related compensation	219,697	—	—	219,697
General, administrative and other expense	196,586	—	433	197,019
Expenses of the Consolidated Funds	—	14,083	(11,788)	2,295
Total expenses	852,159	14,083	(11,355)	854,887
Other income (expense)
Net realized and unrealized gains (losses) on investments	3,034	—	(8,108)	(5,074)
Interest and dividend income	9,809	—	(2,256)	7,553
Interest expense	(29,733)	—	—	(29,733)
Other expense, net	(18,466)	—	(339)	(18,805)
Net realized and unrealized gains on investments of the Consolidated Funds	—	55,015	9,816	64,831
Interest and other income of the Consolidated Funds	—	234,351	330	234,681
Interest expense of the Consolidated Funds	—	(201,562)	363	(201,199)
Total other income (expense), net	(35,356)	87,804	(194)	52,254
Income before taxes	261,108	73,721	(7,723)	327,106
Income tax expense	44,696	1,757	—	46,453
Net income	216,412	71,964	(7,723)	280,653
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	71,964	(7,723)	64,241
Net income attributable to Ares Operating Group entities	216,412	—	—	216,412
Less: Net income attributable to redeemable interest in Ares Operating Group entities	1,319	—	—	1,319
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	96,633	—	—	96,633
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$118,460	$—	$—	$118,460

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$2,199,085	$—	$(36,115)	$2,162,970
Carried interest allocation	212,493	—	(18,487)	194,006
Incentive fees	105,036	—	3	105,039
Principal investment income	12,038	—	32,509	44,547
Administrative, transaction and other fees	119,631	—	(409)	119,222
Total revenues	2,648,283	—	(22,499)	2,625,784
Expenses
Compensation and benefits	1,268,685	—	—	1,268,685
Performance related compensation	140,180	—	—	140,180
General, administrative and other expense	537,379	—	—	537,379
Expenses of the Consolidated Funds	—	48,200	(36,520)	11,680
Total expenses	1,946,244	48,200	(36,520)	1,957,924
Other income (expense)
Net realized and unrealized gains on investments	28,390	—	(14,609)	13,781
Interest and dividend income	27,953	—	(8,001)	19,952
Interest expense	(105,057)	—	—	(105,057)
Other expense, net	(19,911)	—	438	(19,473)
Net realized and unrealized gains on investments of the Consolidated Funds	—	173,486	19,292	192,778
Interest and other income of the Consolidated Funds	—	732,316	—	732,316
Interest expense of the Consolidated Funds	—	(629,695)	3,017	(626,678)
Total other income (expense), net	(68,625)	276,107	137	207,619
Income before taxes	633,414	227,907	14,158	875,479
Income tax expense	109,141	5,619	—	114,760
Net income	524,273	222,288	14,158	760,719
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	222,288	14,158	236,446
Net income attributable to Ares Operating Group entities	524,273	—	—	524,273
Less: Net income attributable to redeemable interest in Ares Operating Group entities	1,005	—	—	1,005
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	236,843	—	—	236,843
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$286,425	$—	$—	$286,425

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$524,273	$222,288	$14,158	$760,719
Adjustments to reconcile net income to net cash provided by operating activities	543,839	—	(114,742)	429,097
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	—	854,632	(19,292)	835,340
Cash flows due to changes in operating assets and liabilities	221,389	—	37,000	258,389
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	(121,365)	(178,644)	(300,009)
Net cash provided by operating activities	1,289,501	955,555	(261,520)	1,983,536
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(82,203)	—	—	(82,203)
Acquisitions	(13,683)	—	—	(13,683)
Net cash used in investing activities	(95,886)	—	—	(95,886)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	407,236	—	—	407,236
Proceeds from Credit Facility	970,000	—	—	970,000
Repayments of Credit Facility	(1,395,000)	—	—	(1,395,000)
Dividends and distributions	(969,360)	—	—	(969,360)
Stock option exercises	1,511	—	—	1,511
Taxes paid related to net share settlement of equity awards	(211,615)	—	—	(211,615)
Other financing activities	485	—	—	485
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	473,091	71,203	544,294
Distributions to non-controlling interests in Consolidated Funds	—	(100,416)	23,914	(76,502)
Borrowings under loan obligations by Consolidated Funds	—	323,540	—	323,540
Repayments under loan obligations by Consolidated Funds	—	(1,504,344)	—	(1,504,344)
Net cash used in financing activities	(1,196,743)	(808,129)	95,117	(1,909,755)
Effect of exchange rate changes	4,992	18,977	—	23,969
Net change in cash and cash equivalents	1,864	166,403	(166,403)	1,864
Cash and cash equivalents, beginning of period	348,274	1,149,511	(1,149,511)	348,274
Cash and cash equivalents, end of period	$350,138	$1,315,914	$(1,315,914)	$350,138
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with acquisition-related activities	$7,724	$—	$—	$7,724

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$561,882	$266,644	$(91,981)	$736,545
Adjustments to reconcile net income to net cash provided by (used in) operating activities	23,920	—	288,260	312,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds	—	(926,076)	(22,832)	(948,908)
Cash flows due to changes in operating assets and liabilities	139,111	—	(3,451)	135,660
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	228,877	(137,563)	91,314
Net cash provided by (used in) operating activities	724,913	(430,555)	32,433	326,791
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(44,177)	—	—	(44,177)
Net cash used in investing activities	(44,177)	—	—	(44,177)
Cash flows from financing activities:
Proceeds from Credit Facility	735,000	—	—	735,000
Repayments of Credit Facility	(670,000)	—	—	(670,000)
Dividends and distributions	(760,085)	—	—	(760,085)
Stock option exercises	80,426	—	—	80,426
Taxes paid related to net share settlement of equity awards	(145,421)	—	—	(145,421)
Other financing activities	902	—	—	902
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	944,485	(208,541)	735,944
Distributions to non-controlling interests in Consolidated Funds	—	(72,375)	15,430	(56,945)
Redemptions of redeemable interests in Consolidated Funds	—	(553,718)	—	(553,718)
Borrowings under loan obligations by Consolidated Funds	—	549,664	—	549,664
Repayments under loan obligations by Consolidated Funds	—	(257,370)	—	(257,370)
Net cash provided by (used in) financing activities	(759,178)	610,686	(193,111)	(341,603)
Effect of exchange rate changes	282	(19,453)	—	(19,171)
Net change in cash and cash equivalents	(78,160)	160,678	(160,678)	(78,160)
Cash and cash equivalents, beginning of period	389,987	724,641	(724,641)	389,987
Cash and cash equivalents, end of period	$311,827	$885,319	$(885,319)	$311,827
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with acquisition-related activities	$116,101	$—	$—	$116,101
Issuance of common stock in connection with settlement of management incentive program	$245,647	$—	$—	$245,647

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
15. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after September 30, 2024 through the date the unaudited condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In October 2024, the Company entered into a definitive agreement to acquire the international business of GLP Capital Partners Limited and certain of its affiliates, excluding its operations in Greater China (“GCP International”), and existing capital commitments to certain managed funds (such acquisition of GCP International and the capital commitments, the “GCP Acquisition”). The total initial consideration for the GCP Acquisition is approximately $3.7 billion, comprised of approximately $1.8 billion of cash consideration and approximately $1.9 billion of equity consideration, in each case subject to certain adjustments. The sellers are also eligible to additional variable consideration in the form of an earn-out provision not to exceed $1.5 billion.
In October 2024, the Company issued 30,000,000 shares of its Series B mandatory convertible preferred stock, par value $0.01 per share (the “Series B Mandatory Convertible Preferred Stock”) (including 3,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares), for total proceeds of $1,462.5 million (after deducting underwriting discounts but before offering expenses). The Series B Mandatory Convertible Preferred Stock will accumulate dividends at a rate per annum equal to 6.75% on the liquidation preference thereof, and will be payable when, as and if declared by the Company’s board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2025 and ending on, and including, October 1, 2027. In connection with this issuance, the Company amended and restated the limited partnership agreement for Ares Holdings to provide for preferred units with economic terms designed to mirror to those of the Series B Mandatory Convertible Preferred Stock.
In October 2024, the Company issued $750.0 million in aggregate principal amount of 5.60% senior notes with a maturity date of October 2054 (the “2054 Senior Notes”). The 2054 Senior Notes bear interest at a rate of 5.60% per annum, paid semi-annually and accruing from October 11, 2024.
In October 2024, the Company’s board of directors declared a quarterly dividend of $0.93 per share of Class A and non-voting common stock payable on December 31, 2024 to common stockholders of record at the close of business on December 17, 2024.
In October 2024, the Company’s board of directors declared a quarterly dividend of $0.759375 per share of Series B Mandatory Convertible Preferred Stock payable on January 1, 2025 to preferred stockholders of record at the close of business on December 15, 2024.

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
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Ares Management Corporation and the related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes included in the 2023 Annual Report on Form 10-K of Ares Management Corporation. We have reclassified certain prior period amounts to conform to the current year presentation.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum. In addition, illustrative charts may not be presented at scale.

The changes from current year compared to prior year may be deemed to be not meaningful and are designated as “NM” within the discussion and analysis of financial condition and results of operations.

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the three months ended September 30, 2024, 95% of our management fees were derived from perpetual capital vehicles or long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results from operations, including the fair value of our AUM, are affected by a variety of factors. Conditions in the global financial markets and economic and political environments may impact our business, particularly in the U.S., Europe and Asia-Pacific (“APAC”).

    The following table presents returns of selected market indices:

			Returns (%)
Type of Index	Name of Index	Region	Three months ended September 30, 2024	Nine months ended September 30, 2024
High yield bonds	ICE BAML High Yield Master II Index	U.S.	5.3	8.0
High yield bonds	ICE BAML European Currency High Yield Index	Europe	3.5	6.8
Leveraged loans	Credit Suisse Leveraged Loan Index (“CSLLI”)	U.S.	2.1	6.6
Leveraged loans	Credit Suisse Western European Leveraged Loan Index	Europe	2.0	6.2
Equities	S&P 500 Index	U.S.	5.9	22.1
Equities	MSCI All Country World Ex-U.S. Index	Non-U.S.	8.1	14.2
Real estate equities	FTSE NAREIT All Equity REITs Index	U.S.	15.8	11.0
Real estate equities	FTSE EPRA/NAREIT Developed Europe Index	Europe	11.9	6.1

Global markets continued to perform positively in the third quarter fueled by the easing of monetary policy by the Federal Reserve and several other major central banks, better than expected economic growth and resilient consumer spending. Despite the headwinds and ongoing conflicts in the Middle East and Ukraine, U.S. and European high yield bonds and leveraged loans returned positive performance with stable demand and improved capital markets access. The Asian-Pacific markets experienced favorable performance as the region overall continued to show growth, primarily driven by moderate inflation, low unemployment and lower interest rate expectations driving consumption in Southeast Asia, India and Australia. China announced policy stimulus measures affecting monetary policy, the property sector and equity markets, driving an overall positive investor sentiment. Globally, reduced lending activity by banks and limited capital accessibility continued to support private credit growth.

The private equity markets saw a modest recovery, with an increase in private equity deal value in the U.S. We believe that interest rate cuts, stabilizing inflation and improved labor dynamics have improved confidence among sponsors and encouraged transaction activity. Valuation gaps among buyers and sellers are beginning to narrow, creating a more attractive deployment environment. We believe that strong performance will continue to be driven by partnerships with value-add managers and investments in resilient industries where we have the ability to drive fundamental business growth and deliver a systematic approach to long-term value creation.

The U.S. and European commercial real estate markets continued to improve in the third quarter, with increased deal activity on a year over year basis that was largely supported by the improving macroeconomic environment. Property valuations and capitalization rates are continuing to show signs of stabilization. We continue to believe that we are well-positioned with strong fundamentals, such as occupancy and rental rates, in property types that include multifamily and industrial.

Market factors may have a more pronounced impact on certain industries, including energy, which is an industry in which few of our funds have made investments. As of September 30, 2024, less than 1% of our total AUM was invested in debt and equity investments in the energy sector, including midstream investments, oil and gas exploration, and renewable energy investments.

We believe our portfolios across all strategies are well positioned for a fluctuating interest rate environment. On a market value basis, approximately 85% of our debt assets and 57% of our total assets were floating rate instruments as of September 30, 2024.

Recent Transactions

In September 2024, Ares entered into a definitive agreement to acquire Walton Street Capital Mexico S. de R.L. de C.V. and certain of its affiliates (“WSM”) (“WSM Acquisition”). WSM is a leading real estate asset management platform, focused primarily on the industrial sector in Mexico, with AUM of $2.1 billion as of June 30, 2024.

In October 2024, Ares entered into a definitive agreement to acquire the international business of GLP Capital Partners Limited and certain of its affiliates, excluding its operations in Greater China (“GCP International”) and existing capital commitments to certain managed funds (such acquisition of GCP International and the capital commitments, the “GCP Acquisition”). GCP International is a global alternative asset management firm with AUM of $44.0 billion as of June 30, 2024. The total initial consideration for the GCP Acquisition is approximately $3.7 billion, comprised of approximately $1.8 billion of cash consideration and approximately $1.9 billion of equity consideration, in each case subject to certain adjustments. The sellers are also eligible to additional variable consideration in the form of an earn-out provision not to exceed $1.5 billion.

In October 2024, Ares issued 30,000,000 shares of its Series B mandatory convertible preferred stock, par value $0.01 per share (the “Series B Mandatory Convertible Preferred Stock”) (including 3,000,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares), for total proceeds of $1,462.5 million (after deducting underwriting discounts but before offering expenses). The Series B Mandatory Convertible Preferred Stock will accumulate dividends at a rate per annum equal to 6.75% on the liquidation preference thereof, and will be payable when, as and if declared by the Company’s board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2025 and ending on, and including, October 1, 2027.
In October 2024, Ares issued $750.0 million in aggregate principal amount of 5.60% senior notes with a maturity date of October 2054 (the “2054 Senior Notes”). The 2054 Senior Notes bear interest at a rate of 5.60% per annum, paid semi-annually and accruing from October 11, 2024.

Managing Business Performance
Operating Metrics
We measure our business performance using certain operating metrics that are common to the alternative asset management industry and are discussed below.
Assets Under Management
AUM refers to the assets we manage and is viewed as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital.
The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 6/30/2024	$323,123	$67,692	$24,580	$26,303	$5,534	$447,232
Acquisitions	362	—	—	—	—	362
Net new par/equity commitments	8,801	1,604	105	688	2,043	13,241
Net new debt commitments	5,620	1,250	—	625	—	7,495
Capital reductions	(2,518)	(254)	—	—	—	(2,772)
Distributions	(7,277)	(933)	(195)	(162)	(238)	(8,805)
Redemptions	(854)	(206)	—	—	—	(1,060)
Net allocations among investment strategies	1,027	—	—	25	(1,052)	—
Change in fund value	7,034	1,200	14	(224)	78	8,102
Balance at 9/30/2024	$335,318	$70,353	$24,504	$27,255	$6,365	$463,795

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 6/30/2023	$264,553	$64,771	$21,041	$23,002	$4,206	$377,573
Net new par/equity commitments	13,459	1,158	47	361	1,201	16,226
Net new debt commitments	5,543	—	—	—	—	5,543
Capital reductions	(581)	(1)	(2)	—	—	(584)
Distributions	(1,556)	(984)	(781)	(289)	(108)	(3,718)
Redemptions	(468)	(454)	—	(1)	(15)	(938)
Net allocations among investment strategies	765	—	—	—	(765)	—
Change in fund value	1,515	(575)	(365)	182	83	840
Balance at 9/30/2023	$283,230	$63,915	$19,940	$23,255	$4,602	$394,942

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2023	$299,350	$65,413	$24,551	$24,760	$4,772	$418,846
Acquisitions	362	—	—	—	71	433
Net new par/equity commitments	27,736	4,502	435	2,523	4,655	39,851
Net new debt commitments	20,324	2,954	—	625	—	23,903
Capital reductions	(9,114)	(589)	(4)	—	—	(9,707)
Distributions	(13,658)	(2,514)	(259)	(612)	(611)	(17,654)
Redemptions	(4,024)	(931)	(2)	—	—	(4,957)
Net allocations among investment strategies	2,351	—	(47)	25	(2,329)	—
Change in fund value	11,991	1,518	(170)	(66)	(193)	13,080
Balance at 9/30/2024	$335,318	$70,353	$24,504	$27,255	$6,365	$463,795

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2022	$239,299	$66,061	$21,029	$21,961	$3,647	$351,997
Net new par/equity commitments	32,435	3,747	97	1,750	5,339	43,368
Net new debt commitments	9,801	150	—	—	—	9,951
Capital reductions	(3,013)	(405)	(7)	—	—	(3,425)
Distributions	(5,113)	(3,960)	(1,432)	(842)	(306)	(11,653)
Redemptions	(2,279)	(1,409)	—	(1)	(554)	(4,243)
Net allocations among investment strategies	3,319	—	—	—	(3,319)	—
Change in fund value	8,781	(269)	253	387	(205)	8,947
Balance at 9/30/2023	$283,230	$63,915	$19,940	$23,255	$4,602	$394,942

The components of our AUM are presented below ($ in billions):

AUM: $463.8	AUM: $394.9

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $14.4 billion and $15.2 billion of AUM of funds from which we indirectly earn management fees as of September 30, 2024 and 2023, respectively, and includes $4.2 billion and $3.6 billion of non-fee paying AUM from our general partner and employee commitments as of September 30, 2024 and 2023, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management

FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 6/30/2024	$197,088	$41,623	$12,265	$20,461	$4,412	$275,849
Acquisitions	244	—	—	—	—	244
Commitments	5,214	1,153	—	507	1,946	8,820
Deployment/subscriptions/increase in leverage	6,811	781	9	89	20	7,710
Capital reductions	(3,269)	—	—	—	—	(3,269)
Distributions	(3,717)	(581)	(54)	(66)	(238)	(4,656)
Redemptions	(1,025)	(206)	—	—	—	(1,231)
Net allocations among investment strategies	1,282	—	—	—	(1,282)	—
Change in fund value	2,781	527	(5)	(135)	212	3,380
Change in fee basis	(172)	(184)	68	236	—	(52)
Balance at 9/30/2024	$205,237	$43,113	$12,283	$21,092	$5,070	$286,795

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 6/30/2023	$169,428	$41,134	$11,277	$17,795	$2,775	$242,409
Commitments	2,174	569	—	383	1,197	4,323
Deployment/subscriptions/increase in leverage	5,848	1,203	59	10	102	7,222
Capital reductions	(801)	—	—	—	—	(801)
Distributions	(1,843)	(982)	(38)	(188)	(108)	(3,159)
Redemptions	(555)	(454)	—	(1)	—	(1,010)
Net allocations among investment strategies	928	—	—	—	(928)	—
Change in fund value	(96)	(660)	—	(109)	(192)	(1,057)
Change in fee basis	—	—	—	(21)	(213)	(234)
Balance at 9/30/2023	$175,083	$40,810	$11,298	$17,869	$2,633	$247,693

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2023	$185,280	$41,338	$13,124	$19,040	$3,575	$262,357
Acquisitions	244	—	—	—	55	299
Commitments	15,074	2,674	—	2,013	4,348	24,109
Deployment/subscriptions/increase in leverage	21,221	2,508	34	191	174	24,128
Capital reductions	(9,145)	(12)	—	—	—	(9,157)
Distributions	(11,414)	(1,449)	(54)	(297)	(611)	(13,825)
Redemptions	(4,347)	(931)	(2)	—	—	(5,280)
Net allocations among investment strategies	2,781	—	—	—	(2,781)	—
Change in fund value	4,109	83	(33)	(138)	311	4,332
Change in fee basis	1,434	(1,098)	(786)	283	(1)	(168)
Balance at 9/30/2024	$205,237	$43,113	$12,283	$21,092	$5,070	$286,795

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2022	$158,441	$41,607	$11,281	$17,668	$2,064	$231,061
Commitments	4,699	2,036	—	626	4,818	12,179
Deployment/subscriptions/increase in leverage	18,047	2,413	59	310	150	20,979
Capital reductions	(2,680)	(329)	—	—	—	(3,009)
Distributions	(7,002)	(2,711)	(38)	(456)	(298)	(10,505)
Redemptions	(2,406)	(1,422)	—	(1)	—	(3,829)
Net allocations among investment strategies	3,513	—	—	—	(3,513)	—
Change in fund value	2,471	(882)	—	(221)	(375)	993
Change in fee basis	—	98	(4)	(57)	(213)	(176)
Balance at 9/30/2023	$175,083	$40,810	$11,298	$17,869	$2,633	$247,693

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $286.8	FPAUM: $247.7

Invested capital/other(1)	Market value(2)	Collateral balances (at par)	Capital commitments

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $67.8 billion and $56.8 billion from funds that primarily invest in illiquid strategies as of September 30, 2024 and 2023, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

Perpetual Capital Assets Under Management

The chart below presents our perpetual capital AUM by segment and type ($ in billions):

Perpetual Capital AUM
$124.1
$5.7
$2.0
$26.4
$90.0
$103.7
$3.6
$0.5
$27.3
$72.3
9/30/2024
9/30/2023
Credit
Real Assets
Secondaries
Other Businesses

Perpetual Capital by Type
$124.1
$24.2
$32.6
$33.5
$33.8
$103.7
$25.3
$20.8
$26.7
$30.9
9/30/2024
9/30/2023
Publicly-Traded Vehicles
Private Commingled Vehicles
Non-Traded Vehicles
Managed Accounts

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For both the three months ended September 30, 2024 and 2023, 95% of management fees were earned from perpetual capital or long-dated funds.

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
As of September 30, 2024, AUM Not Yet Paying Fees includes $74.1 billion of AUM available for future deployment that could generate approximately $721.5 million in potential incremental annual management fees. As of September 30, 2023,

AUM Not Yet Paying Fees included $65.7 billion of AUM available for future deployment that could generate approximately $647.4 million in potential incremental annual management fees.

Incentive Eligible Assets Under Management and Incentive Generating Assets Under Management

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Credit	Real Assets	Private Equity	Secondaries	Other Businesses

Fee related performance revenues are not recognized by us until such fees are crystallized and no longer subject to reversal. As of September 30, 2024, perpetual capital IGAUM that could generate fee related performance revenues totaled $20.4 billion, composed of $18.5 billion within the Credit Group and $1.9 billion within the Secondaries Group. As of September 30, 2023, perpetual capital IGAUM from which we could generate fee related performance revenues totaled $14.3 billion, composed of $13.9 billion within the Credit Group and $0.4 billion within the Secondaries Group. As of September 30, 2024 and 2023, IGAUM included $42.8 billion and $35.7 billion, respectively, of AUM from funds generating incentive income that is not recognized by Ares until such fees are crystallized or no longer subject to reversal.

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

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 4% of our AUM as of September 30, 2024 and less than 1% of total revenues for the nine months ended September 30, 2024. As of September 30, 2024, we consolidated 28 CLOs, 10 private funds and one SPAC, and as of September 30, 2023, we consolidated 26 CLOs, nine private funds and two SPACs.
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
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the nine months ended September 30, 2024, we did not deconsolidate any entities. During the nine months ended September 30, 2023, we deconsolidated one private fund as a result of significant change in ownership.
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

The following table sets forth FRE and RI by reportable segment and the OMG ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Fee Related Earnings:
Credit Group	$388,698	$318,590	$70,108	22%	$1,109,396	$910,836	$198,560	22%
Real Assets Group	56,518	51,136	5,382	11	154,679	160,716	(6,037)	(4)
Private Equity Group	16,540	13,614	2,926	21	46,365	35,966	10,399	29
Secondaries Group	27,754	24,518	3,236	13	87,000	71,262	15,738	22
Other	2,784	3,464	(680)	(20)	8,144	7,454	690	9
Operations Management Group	(152,983)	(137,090)	(15,893)	(12)	(440,087)	(391,219)	(48,868)	(12)
Fee Related Earnings	$339,311	$274,232	65,079	24	$965,497	$795,015	170,482	21
Realized Income:
Credit Group	$391,813	$324,883	$66,930	21%	$1,155,679	$965,738	$189,941	20%
Real Assets Group	62,019	51,675	10,344	20	149,631	157,543	(7,912)	(5)
Private Equity Group	12,303	4,884	7,419	152	32,942	32,928	14	0
Secondaries Group	25,659	23,050	2,609	11	80,458	67,227	13,231	20
Other	(416)	(3,040)	2,624	86	11,139	(1,552)	12,691	NM
Operations Management Group	(152,622)	(136,999)	(15,623)	(11)	(438,779)	(390,929)	(47,850)	(12)
Realized Income	$338,756	$264,453	74,303	28	$991,070	$830,955	160,115	19

Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported within the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and the OMG ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income before taxes	$327,106	$226,872	$875,479	$849,963
Adjustments:
Depreciation and amortization expense	46,005	105,524	118,900	194,174
Equity compensation expense	85,612	61,976	266,267	192,964
Acquisition-related compensation expense(1)	5,435	589	16,374	1,831
Acquisition and merger-related expense	25,166	2,414	39,394	10,126
Placement fee adjustment	(4,485)	944	825	(6,032)
Other (income) expense, net	3,389	286	(7,910)	589
Income before taxes of non-controlling interests in consolidated subsidiaries	(10,544)	(5,007)	(18,148)	(6,892)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(65,998)	(84,429)	(242,065)	(179,362)
Total performance (income) loss—unrealized	(263,553)	31,400	(95,759)	(384,533)
Total performance related compensation—unrealized	180,174	(38,650)	8,478	261,996
Total net investment (income) loss—unrealized	10,449	(37,466)	29,235	(103,869)
Realized Income	338,756	264,453	991,070	830,955
Total performance income—realized	(22,108)	(17,797)	(154,931)	(189,568)
Total performance related compensation—realized	13,234	10,504	95,386	133,472
Total investment loss—realized	9,429	17,072	33,972	20,156
Fee Related Earnings	$339,311	$274,232	$965,497	$795,015

(1)Represents contingent obligations (“earnouts”) in connection with the acquisitions of AMP Capital’s infrastructure debt platform (“Infrastructure Debt Acquisition”) and Crescent Point Capital (“Crescent Point”) (the “Crescent Point Acquisition”) that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Condensed Consolidated Statements of Operations.

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

The following table presents our summarized consolidated results of operations ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Total revenues	$1,129,739	$671,255	$458,484	68%	$2,625,784	$2,577,903	$47,881	2%
Total expenses	(854,887)	(560,960)	(293,927)	(52)	(1,957,924)	(2,027,334)	69,410	3
Total other income, net	52,254	116,577	(64,323)	(55)	207,619	299,394	(91,775)	(31)
Less: Income tax expense	46,453	29,898	(16,555)	(55)	114,760	113,418	(1,342)	(1)
Net income	280,653	196,974	83,679	42	760,719	736,545	24,174	3
Less: Net income attributable to non-controlling interests in Consolidated Funds	64,241	80,289	(16,048)	(20)	236,446	174,663	61,783	35
Net income attributable to Ares Operating Group entities	216,412	116,685	99,727	85	524,273	561,882	(37,609)	(7)
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	1,319	758	561	74	1,005	(332)	1,337	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	96,633	54,104	42,529	79	236,843	261,838	(24,995)	(10)
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$118,460	$61,823	56,637	92	$286,425	$300,376	(13,951)	(5)

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues
Management fees	$753,597	$637,517	$116,080	18%	$2,162,970	$1,853,304	$309,666	17%
Carried interest allocation	277,651	(28,126)	305,777	NM	194,006	541,828	(347,822)	(64)
Incentive fees	48,638	16,454	32,184	196	105,039	33,327	71,712	215
Principal investment income	8,036	9,339	(1,303)	(14)	44,547	38,985	5,562	14
Administrative, transaction and other fees	41,817	36,071	5,746	16	119,222	110,459	8,763	8
Total revenues	$1,129,739	$671,255	458,484	68	$2,625,784	$2,577,903	47,881	2
Management Fees. Capital deployment in direct lending, alternative credit and opportunistic credit funds within the Credit Group led to a rise in FPAUM, contributing to increases in management fees of $63.2 million and $177.9 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Part I Fees increased by $26.7 million and $78.6 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increases in Part I Fees were primarily due to: (i) the increases in pre-incentive fee net investment income generated by ARCC, ASIF and CADC, driven by an increase in the average size of their portfolios and the impact of rising interest rates, given their primarily floating-rate loan portfolios; and (ii) the increases in pre-incentive fee net investment income from AESIF that began generating Part I Fees after the third quarter of 2023. Within the Private Equity Group, funds that we manage as a result of the Crescent Point Acquisition, which was completed on October 2, 2023, generated additional fees of $7.5 million and $22.1 million for the three and nine months ended September 30, 2024, respectively. For detail regarding the fluctuations of management fees within each of our segments, see “—Results of Operations by Segment.”

Carried Interest Allocation. The following table sets forth carried interest allocation by segment ($ in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Credit funds	$209.2	$34.8	$464.1	$464.9
Real assets funds	37.5	7.5	81.1	32.1
Private equity funds	54.1	(72.2)	(311.7)	44.2
Secondaries funds	(23.1)	1.8	(39.5)	0.6
Carried interest allocation	$277.7	$(28.1)	$194.0	$541.8

The activity was principally composed of the following:

Three months ended September 30, 2024	Three months ended September 30, 2023
Credit funds
•Primarily from one opportunistic credit fund, five direct lending funds and two alternative credit funds with $36.0 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our opportunistic credit funds, Ares Special Opportunities Fund II, L.P. (“ASOF II”) generated carried interest allocation of $75.1 million, driven by improving operating performance metrics from portfolio companies that operate in the services and retail industries
◦Within our direct lending funds, Ares Capital Europe V, L.P. (“ACE V”) and our sixth European direct lending fund generated carried interest allocation of $53.0 million and $16.2 million, respectively, driven by net investment income on an increasing invested capital base. Ares Private Credit Solutions II, L.P. (“PCS II”), Ares Capital Europe IV, L.P. (“ACE IV”) and Ares Private Credit Solutions, L.P. (“PCS I”) generated carried interest allocation of $27.0 million, $16.9 million and $8.7 million, respectively, primarily driven by net investment income during the period. Our direct lending funds have benefited from rising interest rates on predominately floating-rate loans
◦Within our alternative credit funds, Ares Pathfinder Fund, L.P. (“Pathfinder I”) and Ares Pathfinder Fund II, L.P. (“Pathfinder II”) generated carried interest allocation of $17.0 million and $15.6 million, respectively, driven by market appreciation of certain investments and net investment income during the period
•Reversal of unrealized carried interest allocation from Ares Special Situations Fund IV, L.P. (“SSF IV”) of $27.6 million, primarily due to the market depreciation of its investment in Savers Value Village, Inc. (“SVV”), driven by its lower stock price

•Primarily from four direct lending funds and one alternative credit fund with $22.0 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our direct lending funds, ACE V and our sixth European direct lending fund generated carried interest allocation of $46.6 million and $6.2 million, respectively, driven by net investment income on an increasing invested capital base. PCS I and ACE IV generated carried interest allocation of $13.7 million and $5.5 million, respectively, primarily driven by net investment income during the period. Our direct lending funds have benefited from rising interest rates on predominately floating-rate loans
◦Within our alternative credit funds, Pathfinder I generated carried interest allocation of $25.2 million driven by market appreciation of certain investments and net investment income during the period
•Reversal of unrealized carried interest allocation within our opportunistic credit funds of $58.6 million and $31.6 million from SSF IV and ASOF I, respectively, primarily driven by lower stock prices of SVV and FYBR

Real assets funds
•Ares Climate Infrastructure Partners, L.P. (“ACIP”) and Ares Energy Investors Fund V, L.P. (“EIF V”) generated carried interest allocation of $16.3 million and $6.1 million, respectively, due to appreciation of certain investments
•Ares Infrastructure Debt Fund V, L.P. (“IDF V”) generated carried interest allocation of $12.6 million, driven by net investment income during the period
•U.S. Real Estate Fund X, L.P. (“US X”) and U.S. Real Estate Fund IX, L.P. (“US IX”) collectively generated carried interest allocation of $9.5 million, driven by increasing operating income primarily from industrial and multifamily property investments
•Reversal of unrealized carried interest allocation of $6.3 million from Ares European Real Estate Fund IV, L.P. (“EF IV”), driven by the lower valuation of a residential property investment

•IDF V generated carried interest allocation of $8.4 million, driven by net investment income during the period
•Ares European Property Enhancement Partners III, SCSp. (“EPEP III”) and US IX generated carried interest allocation of $4.1 million and $1.4 million, respectively, driven by increasing operating income primarily from industrial and multifamily investments
•EIF V generated carried interest allocation of $3.5 million, driven by appreciation of certain investments
•Reversal of unrealized carried interest allocation of $5.7 million from US X and $4.3 million from EF IV, driven by the lower valuations and operating income of certain property investments

Three months ended September 30, 2024	Three months ended September 30, 2023
Private equity funds
•Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”) generated carried interest allocation of $63.3 million primarily due to the market appreciation of its investment in Frontier Communications Parent, Inc. (“FYBR”), driven by its higher stock price, and to improving operating performance metrics from portfolio companies that primarily operate in the healthcare and services industries
•Reversal of unrealized carried interest allocation of $6.8 million from Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”), primarily due to lower valuation of a portfolio company that primarily operates in the healthcare industry

•Reversal of unrealized carried interest allocation of $90.7 million and $21.8 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”) and ACOF IV, respectively, primarily driven by lower stock price of SVV and lower operating performance metrics of certain portfolio companies that primarily operate in the healthcare industry
•ACOF VI generated carried interest allocation of $42.2 million, driven by improving operating performance metrics from portfolio companies that primarily operate in the retail and services industries and market appreciation of an investment in a services company

Secondaries funds
•Reversal of unrealized carried interest of $15.7 million from Landmark Equity Partners XVI, L.P. (“LEP XVI”) due to the lower valuation of certain portfolio investments
•Reversal of unrealized carried interest of $2.4 million from Landmark Real Estate Fund VIII, L.P. (“LREF VIII”), primarily driven by the lower valuation of certain investments with underlying interests in multifamily portfolios

•Landmark Equity Partners XVII, L.P. (“LEP XVII”) and LEP XVI generated carried interest allocation of $5.6 million and $1.6 million, respectively, driven by market appreciation of certain portfolio investments
•Reversal of unrealized carried interest of $6.1 million from LREF VIII, primarily driven by the lower valuation of certain portfolio investments

Nine months ended September 30, 2024	Nine months ended September 30, 2023
Credit funds
•Primarily from five direct lending funds, one opportunistic credit fund and two alternative credit funds with $36.0 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our direct lending funds, PCS II, ACE V and our sixth European direct lending fund generated carried interest allocation of $115.8 million, $135.7 million and $37.6 million, respectively, driven by net investment income on an increasing invested capital base. ACE IV and PCS I generated carried interest allocation of $49.0 million and $22.2 million, respectively, driven by net investment income during the period. Our direct lending funds have benefited from rising interest rates on predominately floating-rate loans
◦Within our opportunistic credit funds, ASOF II generated carried interest allocation of $132.4 million, driven by improving operating performance metrics from portfolio companies that operate in the services and retail industries
◦Within our alternative credit funds, Pathfinder I and Pathfinder II generated carried interest allocation of $43.8 million and $36.6 million, respectively, driven by market appreciation of certain investments and net investment income during the period
•Reversal of unrealized carried interest allocation of $80.3 million and $21.3 million from SSF IV and ASOF I, respectively, primarily due to the market depreciation of their investments in SVV, driven by its lower stock price

•Primarily from four direct lending funds, one alternative credit fund and two opportunistic credit funds with $27.1 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our direct lending funds, ACE V and our sixth European direct lending fund generated carried interest allocation of $125.3 million and $11.1 million, respectively, driven by net investment income on an increasing invested capital base. ACE IV and PCS I generated carried interest allocation of $45.6 million and $36.2 million, respectively, primarily driven by net investment income during the period. Our direct lending funds have benefited from rising interest rates on predominately floating-rate loans
◦Within our opportunistic credit funds, SSF IV and ASOF I generated carried interest allocation of $63.3 million and $53.7 million, respectively, primarily driven by appreciation of their investments, predominately in SVV following its initial public offering
◦Within our alternative credit funds, Pathfinder I generated carried interest allocation of $59.9 million, driven by market appreciation of certain investments and net investment income during the period

Real assets funds
•IDF V generated carried interest allocation of $42.2 million, driven by net investment income during the period
•ACIP and EIF V generated carried interest allocation of $40.5 million and $27.8 million, respectively, due to appreciation of certain investments
•US X generated carried interest allocation of $14.2 million, driven by increasing operating income primarily from industrial and multifamily property investments
•Reversal of unrealized carried interest allocation of $23.4 million from EF IV, primarily driven by the lower valuation of a residential property investment

•IDF V generated carried interest allocation of $23.0 million, driven by net investment income during the period
•Two U.S. real estate equity funds, Ares U.S. Real Estate Opportunity Fund III, L.P. (“AREOF III”) and US IX generated carried interest allocation of $12.9 million, $3.6 million and $3.1 million, respectively, driven by increasing operating income primarily from industrial and multifamily investments
•Reversal of unrealized carried interest allocation of $12.2 million collectively from EF V and one European real estate equity fund, primarily driven by the lower valuations of certain properties

Nine months ended September 30, 2024	Nine months ended September 30, 2023
Private equity funds
•Reversal of unrealized carried interest allocation of $474.9 million from ACOF V due to the market depreciation of its investment in SVV, driven by its lower stock price
•ACOF VI generated carried interest allocation of $181.2 million, driven by improving operating performance metrics from portfolio companies that primarily operate in the healthcare, services, industrial and retail industries

•ACOF VI generated carried interest allocation of $123.2 million, driven by improving operating performance of portfolio companies that primarily operate in the retail and healthcare industries and market appreciation of an investment in a services company
•Reversal of unrealized carried interest allocation of $40.8 million and $32.5 million from ACOF V and ACOF IV, respectively, primarily driven by lower operating performance metrics of a portfolio company that operates in the healthcare industry and lower stock price of a publicly-traded portfolio company that operates in the retail industry

Secondaries funds
•Reversal of unrealized carried interest of $18.2 million from LREF VIII, primarily driven by the lower valuation of certain investments with underlying interests in multifamily portfolios
•Reversal of unrealized carried interest of $27.7 million from LEP XVI, due to the lower valuation of certain portfolio investments
•Our third infrastructure secondaries fund and two private equity secondaries funds collectively generated carried interest allocation of $15.2 million, primarily driven by the appreciation of certain portfolio investments
•LREF VIII generated carried interest allocation, driven by the appreciation of certain portfolio investments

Incentive Fees.  The following table sets forth incentive fees by segment ($ in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Credit funds	$45.9	$11.8	$79.1	$18.7
Real assets funds	0.2	2.5	4.9	8.9
Secondaries funds	2.5	2.2	21.0	5.7
Incentive fees	$48.6	$16.5	$105.0	$33.3
The activity was principally composed of incentive fees generated from the following funds:

Three months ended September 30, 2024	Three months ended September 30, 2023
Credit funds
• An open-ended core alternative credit fund	•An alternative credit fund
Real assets funds
•An open-ended industrial real estate fund	•An open-ended industrial real estate fund
Secondaries funds
•APMF	•APMF

Nine months ended September 30, 2024	Nine months ended September 30, 2023
Credit funds
•An open-ended core alternative credit fund of $41.8 million •Two alternative credit funds of $22.1 million •Two direct lending funds of $6.6 million	•Three alternative credit funds
Real assets funds
•An open-ended industrial real estate fund	•An open-ended industrial real estate fund
Secondaries funds
•APMF	•APMF
For detail regarding the fluctuations of incentive fees within each of our segments, see discussion of fee related performance revenues and realized net performance income within “—Results of Operations by Segment”.

Principal Investment Income. The activity for the three and nine months ended September 30, 2024 was primarily composed of: (i) appreciation of certain investments in funds within our real estate debt and European direct lending strategies; (ii) distributions of investment income from an infrastructure debt fund; (iii) realized gains from the sale of an infrastructure opportunities fund’s investment in a wind energy company. The activity for the nine months ended September 30, 2024 also included: (i) interest income earned from new investors subsequently committed to an insurance fund, where capital account balances are reallocated from existing investors in exchange for interest to compensate for carrying costs; (ii) appreciation of certain investments in funds within our infrastructure opportunities and U.S. direct lending strategies; and (iii) distributions of investment income from funds within our real estate debt and European direct lending strategies; partially offset by (iv) unrealized losses from certain investments in funds within our real estate secondaries, APAC credit, private equity secondaries and opportunistic credit strategies.
The activity for the three and nine months ended September 30, 2023 was primarily composed of: (i) appreciation of certain investments within funds in our corporate private equity, alternative credit and European direct lending strategies; and (ii) dividend income from a European real estate debt fund and LREF VIII; partially offset by (iii) unrealized losses of certain investments within funds in our real estate secondaries strategy. The nine months ended September 30, 2023 also included: (i) appreciation of certain investments within funds in our opportunistic credit and infrastructure debt strategies; and (ii) dividend income from an open-ended core alternative credit fund and SSF IV.
Administrative, Transaction and Other Fees. The increase for the three months ended September 30, 2024 compared to the same period in 2023 was primarily driven by: (i) higher administrative service fees of $4.6 million, primarily from private funds within our Credit Group that are based on invested capital and from our non-traded vehicles; and (ii) higher development fees of $1.7 million from property-related activities within certain U.S. real estate equity funds; partially offset by (iii) lower asset-based, net distribution fees associated with our non-traded REITs of $0.9 million.
The increase for the nine months ended September 30, 2024 compared to the same period in 2023 was driven by: (i) higher administrative service fees of $13.9 million primarily from private funds within our Credit Group that are based on invested capital and from our non-traded vehicles; and (ii) higher administrative fees of $5.1 million from a commercial finance fund that were previously eliminated when this fund was consolidated into our results until the second quarter of 2023; partially offset by (iii) lower credit transaction fees of $9.1 million, primarily from the infrastructure debt strategy which are infrequent in nature and lower loan origination income earned from certain managed accounts within the U.S. direct lending strategy, driven by a lower capacity of investable capital; and (iv) lower asset-based, net distribution fees associated with our non-traded REITs of $3.4 million.
Expenses

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Expenses
Compensation and benefits	$435,876	$367,502	$(68,374)	(19)%	$1,268,685	$1,095,833	$(172,852)	(16)%
Performance related compensation	219,697	(25,448)	(245,145)	NM	140,180	401,990	261,810	65
General, administrative and other expenses	197,019	211,842	14,823	7	537,379	501,340	(36,039)	(7)
Expenses of Consolidated Funds	2,295	7,064	4,769	68	11,680	28,171	16,491	59
Total expenses	$854,887	$560,960	293,927	52	$1,957,924	$2,027,334	(69,410)	(3)
Compensation and Benefits. The increases in compensation and benefits for the three and nine months ended September 30, 2024 compared to the same periods in 2023 were primarily driven by increases in equity-based compensation expense of $23.6 million and $72.8 million, respectively. The number of unvested restricted units being amortized has increased as has the value of these units with our rising stock price. In addition, the immediate vesting of certain awards occurs annually in the first quarter as a retirement benefit for eligible recipients and accelerated expense of $17.4 million and $10.0 million for the nine months ended September 30, 2024 and 2023, respectively.

In addition, the increases in compensation and benefits for the three and nine months ended September 30, 2024 compared to the same periods in 2023 were driven by: (i) increases in salary expense of $13.7 million and $40.9 million, respectively, primarily attributable to headcount growth to support the expansion of our business; and (ii) higher Part I Fee compensation of $11.9 million and $35.4 million, respectively. The increase for the nine months ended September 30, 2024 compared to the same period in 2023 was also attributable to (i) an increase in payroll related taxes of $11.2 million primarily due to the higher stock price associated with our restricted units that vested during the first quarter of 2024; and (ii) increased compensation and benefits of $11.0 million associated with our retail distribution channel, AWMS, resulting from higher sales employee variable compensation associated with APMF and ASIF. The increase in compensation and benefits for the nine months ended September 30, 2024 compared to the same period in 2023 was partially offset by lower incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year.
Compensation and benefits for the three and nine months ended September 30, 2024 also included costs associated with a performance-based, acquisition-related compensation arrangement established in connection with the Crescent Point

Acquisition in the fourth quarter of 2023 of $4.8 million and $14.5 million, respectively. See “Note 7. Commitments and Contingencies” for a further description of the contingent liabilities related to the Crescent Point Acquisition arrangement.
Average headcount increased by 11% to 2,918 professionals for the year-to-date period in 2024 from 2,621 professionals for the same period in 2023.

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
General, Administrative and Other Expenses. Before giving effect to certain amortization costs associated with the impairment of intangible assets, general, administrative and other expenses increased by 29% and 21% for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. These increases were primarily due to costs incurred to support fundraising for our funds and distribution of shares in our non-traded vehicles, which we refer to as supplemental distribution fees. Supplemental distribution fees increased by $9.7 million and $31.9 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. These fees will fluctuate with sales volumes and net asset value of our non-traded vehicles. Placement fees also increased by $9.1 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to new commitments to Ares Senior Direct Lending Fund III, L.P. (“SDL III”).
In addition, occupancy costs, information services and information technology costs collectively increased by $10.5 million and $30.0 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 to support our growing headcount and the expansion of our business, including costs for our new corporate headquarters that we occupied beginning in third quarter of 2024.
Acquisition-related costs increased by $22.8 million and $29.3 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Acquisition-related costs generally precede a business combination, varying with the size, scale and complexity of the transaction. The majority of the costs incurred in the current year are related to the GCP Acquisition, which is expected to close in the first half of 2025. We also incurred costs in the current year for the various strategic acquisitions, including the WSM Acquisition which is expected to close in the fourth quarter of 2024. We expect to continue to incur acquisition-related costs until acquisitions are completed.
Marketing expenses for the year-to-date comparative period have also increased by $7.2 million, driven by investor events, including our first firmwide annual general meeting with investors (“AGM”), that were held during the second quarter of 2024. In prior years, each of our business lines have hosted separate events for their investors throughout the year and as a result of holding a consolidated, firmwide AGM event in the second quarter, we have benefited from lower event costs in the current quarter.
During the three and nine months ended September 30, 2024, we recognized a non-cash impairment charge of $8.9 million to the fair value of management contracts of certain funds primarily within the Credit Group. During the three and nine months ended September 30, 2023, we recognized non-cash impairment charges of $65.7 million and $78.6 million, respectively, primarily related to the value of client relationships from the acquisition of Landmark Partners, LLC (the “Landmark Acquisition”).

Other Income (Expense)

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other income (expense)
Net realized and unrealized gains (losses) on investments	$(5,074)	$(1,770)	$(3,304)	(187)%	$13,781	$5,226	$8,555	164%
Interest and dividend income	7,553	4,752	2,801	59	19,952	11,281	8,671	77
Interest expense	(29,733)	(25,975)	(3,758)	(14)	(105,057)	(76,800)	(28,257)	(37)
Other income (expense), net	(18,805)	5,742	(24,547)	NM	(19,473)	(1,068)	(18,405)	NM
Net realized and unrealized gains on investments of Consolidated Funds	64,831	79,591	(14,760)	(19)	192,778	188,717	4,061	2
Interest and other income of Consolidated Funds	234,681	255,600	(20,919)	(8)	732,316	712,992	19,324	3
Interest expense of Consolidated Funds	(201,199)	(201,363)	164	—	(626,678)	(540,954)	(85,724)	(16)
Total other income, net	$52,254	$116,577	(64,323)	(55)	$207,619	$299,394	(91,775)	(31)

Net Realized and Unrealized Gains (Losses) on Investments. The activity for the three and nine months ended September 30, 2024 included: (i) unrealized gains from the appreciation of our investments in APMF, in the subordinated notes of U.S. CLOs, and in a European liquid credit asset manager, as well as in a company that manages portfolios of non-performing loans; and (ii) net unrealized losses from our strategic investment in a U.S. energy company.

The activity for the three months ended September 30, 2024 also included unrealized losses from a company that manages portfolios of real estate owned properties. In addition, the activity for the nine months ended September 30, 2024 included unrealized gains from the appreciation of our investments in a European liquid credit vehicle that is invested in the subordinated notes of European CLOs, partially offset by unrealized losses from our strategic investment in a non-core insurance related company.

The activity for the three and nine months ended September 30, 2023 was primarily attributable to: (i) unrealized gains from the appreciation of our investments in APMF and in certain strategic investments in companies that manage real estate owned properties and portfolios of non-performing loans; partially offset by (ii) unrealized losses from our strategic investment in a U.S. financial technology company.

Interest and dividend income. The activity for the three and nine months ended September 30, 2024 and 2023 included: (i) distributions of investment income from multiple strategic investments; and (ii) interest income generated from our CLO investments.

Interest Expense. Interest expense increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to the issuance of the 2028 Senior Notes in November 2023 that increased interest expense by $8.3 million and $24.7 million, respectively. The increase in interest expense for the three months ended September 30, 2024 compared to the same period in 2023 was partially offset by lower interest expense of $4.6 million from our Credit Facility due to the lower average outstanding balance during the current quarter. While we have benefited from lower interest expense from our Credit Facility in the current quarter, interest expense for the year-to-date period when compared to the same period in 2023 increased by $3.3 million from higher average SOFR rates and a higher average outstanding balance during the first six months of 2024 when compared to the same period in 2023. We expect interest expense to trend higher in future periods as the issuance of our 2054 Senior Notes is expected to result in greater interest expense than the collective savings resulting from the repayment of our 2024 Senior Notes in October 2024 and lower anticipated balances from our Credit Facility.

Other Income (Expense), Net. The activity for the three and nine months ended September 30, 2024 and 2023 primarily included transaction gains (losses) associated with currency fluctuations impacting the revaluation of assets and liabilities denominated in foreign currencies other than an entity’s functional currency. Transaction losses for the three and nine months ended September 30, 2024 were primarily attributable to the British Pound strengthening against the U.S. dollar and Euro. Transaction gains for the three months ended September 30, 2023 were primarily attributable to the Euro strengthening against the U.S. dollar and British pound. Despite the gains during the third quarter of 2023, we recognized transaction losses for the nine months ended September 30, 2023 primarily due to the Euro weakening against the U.S. dollar and British pound for the year-to-date period.

Income Tax Expense

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income before taxes	$327,106	$226,872	$100,234	44%	$875,479	$849,963	$25,516	3%
Less: Income tax expense	46,453	29,898	(16,555)	(55)	114,760	113,418	(1,342)	(1)
Net income	$280,653	$196,974	83,679	42	$760,719	$736,545	24,174	3
The increases in income tax expense were attributable to higher pre-tax income allocable to AMC for the three and nine months ended September 30, 2024 compared to the same periods in 2023 as the income attributed to redeemable and non-controlling interests is generally passed through to partners and not subject to corporate income taxes. The calculation of income taxes is also sensitive to any changes in weighted average daily ownership.
The following table summarizes weighted average daily ownership:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
AMC common stockholders	64.14%	61.03%	63.23%	60.52%
Non-controlling AOG unitholders	35.86	38.97	36.77	39.48
The changes in ownership for the comparative periods were primarily driven by the issuances of shares of Class A common stock in connection with exchanges of AOG Units, the public offering that closed in June 2024 and the subsequent exercise of the underwriter’s option to purchase additional shares in July 2024 (the “Offering”), stock option exercises, vesting of restricted stock awards and the Crescent Point Acquisition.

Redeemable and Non-Controlling Interests

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net income	$280,653	$196,974	$83,679	42%	$760,719	$736,545	$24,174	3%
Less: Net income attributable to non-controlling interests in Consolidated Funds	64,241	80,289	(16,048)	(20)	236,446	174,663	61,783	35
Net income attributable to Ares Operating Group entities	216,412	116,685	99,727	85	524,273	561,882	(37,609)	(7)
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	1,319	758	561	74	1,005	(332)	1,337	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	96,633	54,104	42,529	79	236,843	261,838	(24,995)	(10)
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$118,460	$61,823	56,637	92	$286,425	$300,376	(13,951)	(5)

The change in net income attributable to non-controlling interests in AOG entities over the comparative periods was a result of the respective changes in income before taxes and weighted average daily ownership, as presented above.

Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Expenses of the Consolidated Funds	$(2,295)	$(7,064)	$4,769	68%	$(11,680)	$(28,171)	$16,491	59%
Net realized and unrealized gains on investments of Consolidated Funds	64,831	79,591	(14,760)	(19)	192,778	188,717	4,061	2
Interest and other income of Consolidated Funds	234,681	255,600	(20,919)	(8)	732,316	712,992	19,324	3
Interest expense of Consolidated Funds	(201,199)	(201,363)	164	—	(626,678)	(540,954)	(85,724)	(16)
Income before taxes	96,018	126,764	(30,746)	(24)	286,736	332,584	(45,848)	(14)
Less: Income tax expense of Consolidated Funds	1,757	4,140	2,383	58	5,619	4,699	(920)	(20)
Net income	94,261	122,624	(28,363)	(23)	281,117	327,885	(46,768)	(14)
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	18,884	34,779	(15,895)	(46)	22,499	143,907	(121,408)	(84)
Other income, net attributable to Ares Management Corporation eliminated upon consolidation	(10,703)	(7,588)	3,115	41	(22,172)	(9,721)	12,451	128
General, administrative and other expense attributable to Ares Management Corporation eliminated upon consolidation	(433)	32	465	NM	—	406	406	100
Net income attributable to non-controlling interests in Consolidated Funds	$64,241	$80,289	(16,048)	(20)	$236,446	$174,663	61,783	35

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

Results of Operations by Segment

Credit Group—Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023
Fee Related Earnings
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Management fees	$557,450	$470,609	$86,841	18%	$1,603,080	$1,349,434	$253,646	19%
Fee related performance revenues	41,761	44	41,717	NM	48,920	866	48,054	NM
Other fees	10,520	7,202	3,318	46	30,912	25,810	5,102	20
Compensation and benefits	(179,987)	(131,172)	(48,815)	(37)	(457,494)	(382,929)	(74,565)	(19)
General, administrative and other expenses	(41,046)	(28,093)	(12,953)	(46)	(116,022)	(82,345)	(33,677)	(41)
Fee Related Earnings	$388,698	$318,590	70,108	22	$1,109,396	$910,836	198,560	22

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$557.4
$2.1
$27.0
$119.7
$408.6
$470.6
$1.0
$0.5
$27.1
$93.8
$348.2
$1,603.1
$3.0
$81.3
$340.4
$1,178.4
1,349.4
$1.5
$1.4
$80.3
$264.5
$1,001.7
Q3 2024
Q3 2023
YTD Q3 2024
YTD Q3 2023
Fees from funds in existence in both periods
Part I Fees
Fees from CLOs
Fees from funds launched subsequent to Q3 2023
Fees from funds that no longer pay fees in Q3 2024
Catch-up fees

	Q3 2024	Q3 2023	YTD Q3 2024	YTD Q3 2023
Effective management fee rate	1.10%	1.08%	1.09%	1.07%
Part I Fees' contribution	0.24%	0.22%	0.23%	0.21%

Management fees from existing funds increased over the comparative periods primarily from the deployment of capital in direct lending and alternative credit funds and separately managed accounts (“SMAs”). SDL III, Ares Senior Direct Lending Fund II, L.P. (“SDL II”), our sixth European direct lending fund, ACE V, an open-ended core alternative credit fund, ASOF II, Pathfinder II and Pathfinder I collectively generated additional management fees of $39.9 million and $115.4 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. SDL III, our sixth European direct lending fund and Pathfinder II launched during the second quarter of 2023.

Management fees from ARCC, ASIF and CADC, excluding Part I Fees described below, collectively increased by $30.1 million and $72.2 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increases in management fees from ARCC, ASIF and CADC were primarily due to an increase in the average size of their portfolios.

Part I Fees increased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 primarily due to: (i) increases in pre-incentive fee net investment income generated by ARCC, ASIF and CADC, driven by an increase in the average size of their portfolios and by the impact of rising interest rates, given their primarily floating-rate loan portfolios; and (ii) AESIF that began generating Part I Fees after the third quarter of 2023. ASIF contributed additional Part I Fees of $11.7 million and $26.6 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. AESIF contributed Part I Fees of $2.8 million and $5.2 million for the three and nine months ended September 30, 2024, respectively.

Conversely, management fees from ASOF I and Ares Senior Direct Lending Fund, L.P. (“SDL I”), collectively decreased by $6.8 million and $16.7 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 resulting from distributions that reduced the fee bases as the funds are past their investment periods. Management fees from Ares Capital Europe III, L.P. (“ACE III”) also decreased by $4.2 million and $12.6 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to the reduction in fee rate.

The increases in effective management fee rate for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 were primarily driven by the increase in Part I Fees’ contribution to the effective management fee rate.

Fee Related Performance Revenues. The increases for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 were primarily attributable to incentive fees earned from an open-ended core alternative credit fund, which has a measurement period that crystallizes fees annually during the third quarter.

Other Fees. The increases in other fees for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 were primarily driven by higher administrative service fees of $1.9 million and $6.0 million, respectively, which were earned from certain private funds that pay on invested capital.

Compensation and Benefits. The increases in compensation and benefits for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 were primarily driven by: (i) higher fee related performance compensation of $31.3 million and $35.0 million, respectively, corresponding to the increases in fee related performance revenues; and (ii) increases in salary expense of $2.2 million and $8.4 million, respectively, primarily attributable to headcount growth to support the expansion of our business. The increases in compensation and benefits over the comparative periods were also driven by higher Part I Fee compensation of $11.9 million and $35.4 million, respectively, corresponding to the increases in Part I Fees that were partially reduced by a portion of supplemental distribution fees we paid to distribution partners. We reduce Part I Fee compensation by a portion of the supplemental distribution fees paid to the extent that Part I Fees are earned. For the three and nine months ended September 30, 2024, we reduced Part I Fee compensation by $3.3 million and $8.0 million, respectively, as reimbursement for supplemental distribution fees paid.

Conversely, the increase in compensation and benefits for the nine months ended September 30, 2024 compared to the same period in 2023 was partially offset by lower incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year.

Average headcount increased by 13% to 663 investment and investment support professionals for the year-to-date period in 2024 from 586 professionals for the same period in 2023 as we continued to add professionals, primarily to support our growing direct lending and alternative credit platforms.

General, Administrative and Other Expenses. The increases in general, administrative and other expenses were primarily due to costs incurred to support fundraising for our funds and distribution of shares in our non-traded vehicles. Supplemental distribution fees were $8.6 million and $21.9 million for the three and nine months ended September 30, 2024. Such supplemental distribution fees increased by $4.9 million and $15.1 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, as we develop our distribution relationships and expand our retail product offerings. These supplemental distribution fees are expected to fluctuate with sales volumes and net asset values of our non-traded vehicles and will reduce Part I Fee compensation to the extent that Part I Fees are earned. The increase in general, administrative and other expenses for the nine months ended September 30, 2024 compared to the same period in 2023 was also driven by: (i) placement fees of $1.9 million, primarily due to new commitments to SDL III; and (ii) travel and marketing costs of $3.1 million, driven by investor events held during the second quarter of 2024, including our firmwide AGM event.

Additionally, certain expenses increased during the current period, including occupancy costs, information services and information technology costs. These expenses collectively increased by $2.7 million and $6.5 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 to support our growing headcount and the expansion of our business, including costs for our new corporate headquarters that we occupied beginning in third quarter of 2024. Separately, total professional service fees rose by $4.9 million and $6.1 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily related to certain non-recurring legal fees.

Realized Income

The following table presents the components of the Credit Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Fee Related Earnings	$388,698	$318,590	$70,108	22%	$1,109,396	$910,836	$198,560	22%
Performance income—realized	6,192	12,223	(6,031)	(49)	121,214	106,162	15,052	14
Performance related compensation—realized	(3,451)	(7,181)	3,730	52	(73,127)	(68,792)	(4,335)	(6)
Realized net performance income	2,741	5,042	(2,301)	(46)	48,087	37,370	10,717	29
Investment income (loss)—realized	916	1,475	(559)	(38)	(1)	19,546	(19,547)	NM
Interest and other investment income—realized	7,083	5,601	1,482	26	23,609	21,058	2,551	12
Interest expense	(7,625)	(5,825)	(1,800)	(31)	(25,412)	(23,072)	(2,340)	(10)
Realized net investment income (loss)	374	1,251	(877)	(70)	(1,804)	17,532	(19,336)	NM
Realized Income	$391,813	$324,883	66,930	21	$1,155,679	$965,738	189,941	20

Realized net performance income for the three months ended September 30, 2024 primarily included (i) incentive fees earned from a U.S. CLO that was driven by the reset of its capital structure and extension of its reinvestment period; and (ii) incentive fees earned from a U.S. direct lending fund. Realized net performance income for the three months ended September 30, 2023 primarily included incentive fees earned from an alternative credit fund. In addition, realized net performance income for the nine months ended September 30, 2024 and 2023 included: (i) tax distributions from ACE IV, ACE V, PCS I and ASOF I; and (ii) incentive fees earned from two alternative credit funds that have annual measurement periods in the second quarter. Realized net performance income for the nine months ended September 30, 2024 also included tax distributions from an alternative credit fund, while realized net performance income for the nine months ended September 30, 2023 included tax distributions from ACE III.

Realized net investment income for the three and nine months ended September 30, 2024 and 2023 included interest income generated from our CLO investments, where we earned a similar level of income from: (i) 12 and 13 CLO investments for the three months ended September 30, 2024 and 2023, respectively; and (ii) 15 and 16 CLO investments for the nine months ended September 30, 2024 and 2023, respectively. The activity for the three and nine months ended September 30, 2024 also included dividend income from our investments in an APAC credit fund and a European liquid credit vehicle that is invested in the subordinated notes of European CLOs. The activity for the nine months ended September 30, 2024 also included income recognized in connection with distributions from our investment in a U.S. direct lending fund, while the nine months ended September 30, 2023 included distributions from our investment in a commercial finance fund that was sold during the second quarter of 2023.

Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023.

Credit Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of September 30, 2024			As of December 31, 2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
Pathfinder I	$198,977	$169,130	$29,847	$155,136	$131,866	$23,270
ASOF I	330,589	231,678	98,911	357,016	250,198	106,818
ASOF II	213,316	149,526	63,790	80,926	56,648	24,278
PCS I	140,529	84,236	56,293	123,979	73,258	50,721
PCS II	155,886	93,654	62,232	38,128	22,573	15,555
ACE IV	181,789	118,034	63,755	149,584	97,123	52,461
ACE V	325,027	206,355	118,672	232,201	146,219	85,982
Sixth European direct lending fund	54,176	34,068	20,108	16,575	9,945	6,630
Other credit funds	321,792	195,762	126,030	397,743	253,636	144,107
Total Credit Group	$1,922,081	$1,282,443	$639,638	$1,551,288	$1,041,466	$509,822
The following table presents the change in accrued performance income for the Credit Group ($ in thousands):

		As of December 31, 2023	Activity during the period			As of September 30, 2024
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
Pathfinder I	European	$155,136	$43,841	$—	$—	$198,977
ASOF I	European	357,016	(21,332)	(5,095)	—	330,589
ASOF II	European	80,926	132,390	—	—	213,316
PCS I	European	123,979	22,245	(5,943)	248	140,529
PCS II	European	38,128	115,767	—	1,991	155,886
ACE IV	European	149,584	48,990	(16,911)	126	181,789
ACE V	European	232,201	135,716	(43,189)	299	325,027
Sixth European direct lending fund	European	16,575	37,601	—	—	54,176
Other credit funds	European	373,312	(61,006)	(16,904)	(8,985)	286,417
Other credit funds	American	24,431	9,865	(2,913)	3,992	35,375
Total accrued carried interest		1,551,288	464,077	(90,955)	(2,329)	1,922,081
Other credit funds	Incentive	—	30,259	(30,259)	—	—
Total Credit Group		$1,551,288	$494,336	$(121,214)	$(2,329)	$1,922,081

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 6/30/2024	$46,572	$38,412	$13,200	$141,194	$71,478	$11,966	$301	$323,123
Acquisitions	—	—	—	362	—	—	—	362
Net new par/equity commitments	804	1,144	—	3,841	2,664	277	71	8,801
Net new debt commitments	1,521	250	—	3,515	334	—	—	5,620
Capital reductions	(2,006)	(30)	—	(472)	6	(16)	—	(2,518)
Distributions	(161)	(892)	(258)	(2,022)	(3,238)	(706)	—	(7,277)
Redemptions	(587)	(150)	—	(93)	(24)	—	—	(854)
Net allocations among investment strategies	—	1,052	—	—	50	—	(75)	1,027
Change in fund value	803	854	461	1,571	3,125	217	3	7,034
Balance at 9/30/2024	$46,946	$40,640	$13,403	$147,896	$74,395	$11,738	$300	$335,318

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 6/30/2023	$44,718	$27,814	$14,412	$105,443	$60,485	$11,356	$325	$264,553
Net new par/equity commitments	1,075	3,234	—	7,410	1,602	176	(38)	13,459
Net new debt commitments	665	—	—	4,123	555	200	—	5,543
Capital reductions	(248)	—	—	(193)	(140)	—	—	(581)
Distributions	(70)	(169)	(20)	(630)	(550)	(117)	—	(1,556)
Redemptions	(312)	(108)	—	(48)	—	—	—	(468)
Net allocations among investment strategies	(2)	767	—	—	—	—	—	765
Change in fund value	88	544	(43)	1,577	(652)	1	—	1,515
Balance at 9/30/2023	$45,914	$32,082	$14,349	$117,682	$61,300	$11,616	$287	$283,230

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2023	$47,299	$33,886	$14,554	$123,073	$68,264	$11,920	$354	$299,350
Acquisitions	—	—	—	362	—	—	—	362
Net new par/equity commitments	2,165	3,872	—	14,178	6,844	535	142	27,736
Net new debt commitments	5,171	250	—	14,287	996	(380)	—	20,324
Capital reductions	(5,674)	(30)	(1,022)	(2,578)	55	135	—	(9,114)
Distributions	(358)	(1,556)	(727)	(4,899)	(5,180)	(938)	—	(13,658)
Redemptions	(2,813)	(150)	—	(921)	(140)	—	—	(4,024)
Net allocations among investment strategies	(18)	2,347	—	25	200	—	(203)	2,351
Change in fund value	1,174	2,021	598	4,369	3,356	466	7	11,991
Balance at 9/30/2024	$46,946	$40,640	$13,403	$147,896	$74,395	$11,738	$300	$335,318

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2022	$43,864	$21,363	$13,720	$98,327	$50,642	$11,383	$—	$239,299
Net new par/equity commitments	1,859	7,536	—	11,573	10,939	241	287	32,435
Net new debt commitments	1,131	341	—	7,357	772	200	—	9,801
Capital reductions	(513)	—	—	(1,179)	(1,321)	—	—	(3,013)
Distributions	(270)	(851)	(169)	(2,100)	(1,401)	(322)	—	(5,113)
Redemptions	(1,077)	(984)	—	(218)	—	—	—	(2,279)
Net allocations among investment strategies	(32)	3,351	—	—	—	—	—	3,319
Change in fund value	952	1,326	798	3,922	1,669	114	—	8,781
Balance at 9/30/2023	$45,914	$32,082	$14,349	$117,682	$61,300	$11,616	$287	$283,230

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated in a subsequent period as commitments to an investment strategy.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $335.3	AUM: $283.2

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $14.4 billion and $15.2 billion of AUM of funds from which we indirectly earn management fees as of September 30, 2024 and 2023, respectively, and includes $1.7 billion and $1.6 billion of non-fee paying AUM from our general partner and employee commitments as of September 30, 2024 and 2023, respectively.

Credit Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 6/30/2024	$44,780	$26,091	$8,423	$75,967	$36,557	$5,270	$197,088
Acquisitions	—	—	—	244	—	—	244
Commitments	3,258	—	—	1,826	108	22	5,214
Deployment/subscriptions/increase in leverage	44	1,060	(752)	5,012	1,428	19	6,811
Capital reductions	(2,008)	—	—	(459)	(769)	(33)	(3,269)
Distributions	(148)	(468)	(223)	(2,349)	(312)	(217)	(3,717)
Redemptions	(598)	(150)	—	(93)	(184)	—	(1,025)
Net allocations among investment strategies	—	1,282	—	—	—	—	1,282
Change in fund value	869	30	—	758	1,118	6	2,781
Change in fee basis	—	—	—	—	(172)	—	(172)
Balance at 9/30/2024	$46,197	$27,845	$7,448	$80,906	$37,774	$5,067	$205,237

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 6/30/2023	$43,448	$19,903	$7,677	$60,446	$32,323	$5,631	$169,428
Commitments	1,152	—	—	846	—	176	2,174
Deployment/subscriptions/increase in leverage	1	967	494	3,100	1,104	182	5,848
Capital reductions	(263)	—	—	(486)	(51)	(1)	(801)
Distributions	(71)	(209)	(101)	(1,052)	(145)	(265)	(1,843)
Redemptions	(313)	(108)	—	(63)	(71)	—	(555)
Net allocations among investment strategies	(2)	930	—	—	—	—	928
Change in fund value	50	34	—	636	(701)	(115)	(96)
Balance at 9/30/2023	$44,002	$21,517	$8,070	$63,427	$32,459	$5,608	$175,083

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2023	$46,140	$23,218	$8,490	$67,596	$34,246	$5,590	$185,280
Acquisitions	—	—	—	244	—	—	244
Commitments	7,050	—	—	7,873	121	30	15,074
Deployment/subscriptions/increase in leverage	103	2,877	15	12,824	4,791	611	21,221
Capital reductions	(5,509)	—	—	(2,281)	(1,304)	(51)	(9,145)
Distributions	(352)	(988)	(1,057)	(7,165)	(1,008)	(844)	(11,414)
Redemptions	(2,824)	(150)	—	(292)	(1,081)	—	(4,347)
Net allocations among investment strategies	(18)	2,799	—	—	—	—	2,781
Change in fund value	1,607	89	—	2,107	575	(269)	4,109
Change in fee basis	—	—	—	—	1,434	—	1,434
Balance at 9/30/2024	$46,197	$27,845	$7,448	$80,906	$37,774	$5,067	$205,237

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2022	$42,191	$15,904	$7,166	$57,568	$29,561	$6,051	$158,441
Commitments	2,450	65	—	1,943	—	241	4,699
Deployment/subscriptions/increase in leverage	282	4,036	2,098	7,012	3,562	1,057	18,047
Capital reductions	(528)	—	—	(1,818)	(141)	(193)	(2,680)
Distributions	(268)	(1,319)	(1,194)	(2,483)	(308)	(1,430)	(7,002)
Redemptions	(1,080)	(901)	—	(233)	(192)	—	(2,406)
Net allocations among investment strategies	(33)	3,546	—	—	—	—	3,513
Change in fund value	988	186	—	1,438	(23)	(118)	2,471
Balance at 9/30/2023	$44,002	$21,517	$8,070	$63,427	$32,459	$5,608	$175,083

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $205.2	FPAUM: $175.1

Invested capital	Market value(1)	Collateral balances (at par)	Capital commitments

(1)Includes $43.5 billion and $33.4 billion from funds that primarily invest in illiquid strategies as of September 30, 2024 and 2023, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of September 30, 2024

ARCC contributed approximately 34% of the Credit Group’s total management fees for the nine months ended September 30, 2024. In addition, the Credit Group’s other significant funds, which are presented in the tables below, collectively contributed approximately 37% of the Credit Group’s management fees for the nine months ended September 30, 2024.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of September 30, 2024 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
ARCC(2)	2004	$30,800	N/A	3.3	N/A	10.5	N/A	12.1	U.S. Direct Lending
CADC(3)	2017	7,005	N/A	2.6	N/A	7.9	N/A	6.8	U.S. Direct Lending
Open-ended core alternative credit fund(4)	2021	5,824	4.5	3.5	11.5	8.6	11.5	8.6	Alternative Credit
ASIF(3)	2023	9,421	N/A	2.4	N/A	8.2	N/A	11.7	U.S. Direct Lending

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
(4)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. The fund is made up of a Main Class (“Class M”) and a Constrained Class (“Class C”). Class M includes investors electing to participate in all investments and Class C includes investors electing to be excluded from exposure to liquid investments. Returns presented in the table are for onshore Class M. The current quarter gross and net returns for Class M (offshore) are 4.4% and 3.0%, respectively. The year-to-date gross and net returns for Class M (offshore) are 11.5% and 8.0%, respectively. The since inception gross and net returns for Class M (offshore) are 11.5% and 8.1%, respectively. The current quarter gross and net returns for Class C (offshore) are 4.0% and 2.8%, respectively. The year-to-date gross and net returns for Class C (offshore) are 10.2% and 7.2%, respectively. The since inception gross and net returns for Class C (offshore) are 11.2% and 8.0%, respectively.

The following table presents the performance data of the Credit Group’s significant drawdown funds as of September 30, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
Ares Senior Direct Lending Fund, L.P. (“SDL I”) Unlevered	2018	$3,561	$922	$872	$603	$490	$1,093	1.3x	1.3x	9.3	7.2	U.S. Direct Lending
SDL I Levered			2,045	2,022	1,686	1,113	2,799	1.5x	1.4x	15.2	11.5
ACE IV Unlevered(7)	2018	9,063	2,851	2,352	1,208	1,810	3,018	1.4x	1.3x	8.2	5.8	European Direct Lending
ACE IV Levered(7)			4,819	3,943	2,437	3,047	5,484	1.5x	1.4x	11.4	8.1
ASOF I	2019	3,702	3,518	3,135	2,389	2,639	5,028	1.8x	1.6x	21.9	16.7	Opportunistic Credit
Pathfinder I	2020	4,276	3,683	3,177	445	3,545	3,990	1.4x	1.3x	15.6	11.2	Alternative Credit
SDL II Unlevered	2021	16,267	1,989	1,475	237	1,492	1,729	1.2x	1.2x	12.4	9.8	U.S. Direct Lending
SDL II Levered			6,047	4,209	1,066	4,272	5,338	1.4x	1.3x	19.8	15.1
Funds Deploying Capital
PCS II	2020	5,941	5,114	3,552	783	3,609	4,392	1.3x	1.2x	12.6	8.6	U.S. Direct Lending
ACE V Unlevered(8)	2020	17,348	7,026	5,579	1,110	5,487	6,597	1.3x	1.2x	11.4	8.5	European Direct Lending
ACE V Levered(8)			6,376	5,044	1,289	5,130	6,419	1.4x	1.3x	16.2	12.1
ASOF II	2021	8,334	7,128	4,725	13	5,726	5,739	1.3x	1.2x	18.6	13.3	Opportunistic Credit
Sixth European direct lending fund unlevered(9)	2022	18,110	5,978	1,335	21	1,436	1,457	1.1x	1.1x	NM	NM	European Direct Lending
Sixth European direct lending fund levered(9)			9,900	2,290	60	2,463	2,523	1.1x	1.1x	NM	NM
SDL III Unlevered	2023	22,370	3,311	599	—	613	613	1.0x	1.0x	NM	NM	U.S. Direct Lending
SDL III Levered			11,959	1,794	—	1,899	1,899	1.1x	1.1x	NM	NM

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
(7)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered and one feeder fund: ACE IV (D) Levered. ACE IV (E) Levered includes the ACE IV (D) Levered feeder fund. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered exclude the U.S. dollar denominated feeder fund. The gross and net IRR for ACE IV (G) Unlevered are 9.7% and 7.1%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.5x and 1.3x, respectively. The gross and net IRR for ACE IV (G) Levered are 12.7% and 9.0%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.6x and 1.4x, respectively. The gross and net IRR for ACE IV (D) Levered are 12.8% and 9.4%, respectively. The gross and net MoIC for ACE IV (D) Levered are 1.6x and 1.4x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(8)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered, and two feeder funds: ACE V (D) Levered and ACE V (Y) Unlevered. ACE V (E) Levered includes the ACE V (D) Levered feeder fund and ACE V (E) Unlevered includes the ACE V (Y) Unlevered feeder fund. The gross and net IRR and gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Levered exclude the ACE V (D) Levered feeder fund and metrics for ACE V (E) Unlevered exclude the ACE V (Y) Unlevered feeder fund. The gross and net IRR for ACE V (G) Unlevered are 12.9% and 9.7%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE V (G) Levered are 17.4% and 12.7%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.4x and 1.3x, respectively. The gross and net IRR for ACE V (D) Levered are 16.3% and 12.2%, respectively. The gross and net MoIC for ACE V (D) Levered are 1.4x and 1.3x, respectively. The gross and net IRR for ACE V (Y) Unlevered are 11.4% and 8.3%, respectively. The gross and net MoIC for ACE V (Y) Unlevered are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)Our sixth European direct lending fund is made up of six parallel funds, four denominated in Euros and two denominated in pound sterling: sixth European direct lending fund (E) unlevered, sixth European direct lending fund (E) II unlevered, sixth European direct lending fund (G) unlevered, sixth European direct lending fund (E) levered, sixth European direct lending fund (E) II levered, and sixth European direct lending fund (G) levered, and three feeder funds: sixth European direct lending fund (D) levered, sixth European direct lending fund (Y) unlevered and sixth European direct lending fund (D) rated notes. Sixth European direct lending fund (E) II levered includes sixth European direct lending fund (D) levered feeder fund and sixth European direct lending fund (E) II unlevered includes sixth European direct lending fund (Y) unlevered and sixth European direct lending fund (D) rated notes feeder funds. The gross and net MoIC presented in the table are for sixth European direct lending fund (E) unlevered and sixth European direct lending fund (E) levered. Metrics for sixth European direct lending fund (E) II levered exclude the sixth European direct lending fund (D) levered feeder fund and metrics for sixth European direct lending fund (E) II unlevered exclude the sixth European direct lending fund (Y) unlevered and sixth European direct lending fund (D) rated notes feeder funds. The gross and net MoIC for sixth European direct lending fund (G) unlevered are 1.1x and 1.1x, respectively. The gross and net MoIC for sixth European direct lending fund (G) levered are 1.1x and 1.0x, respectively. The gross and net MoIC for sixth European direct lending fund (E) II unlevered are 1.1x and 1.1x, respectively. The gross and net MoIC for sixth European direct lending fund (E) II levered are 1.1x and 1.1x, respectively. The gross and net MoIC for sixth European direct lending fund (D) levered are 1.1x and 1.1x, respectively. The gross and net MoIC for sixth European direct lending fund (Y) unlevered are 1.1x and 1.1x, respectively. The gross and net MoIC for sixth European direct lending fund (D) rated notes feeder are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for sixth European direct lending fund unlevered and sixth European direct lending fund levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Real Assets Group—Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023
Fee Related Earnings
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Management fees	$105,733	$92,754	$12,979	14%	$299,156	$285,463	$13,693	5%
Fee related performance revenues	—	—	—	—	—	334	(334)	(100)
Other fees	7,263	6,308	955	15	18,783	24,616	(5,833)	(24)
Compensation and benefits	(42,360)	(37,608)	(4,752)	(13)	(119,403)	(116,232)	(3,171)	(3)
General, administrative and other expenses	(14,118)	(10,318)	(3,800)	(37)	(43,857)	(33,465)	(10,392)	(31)
Fee Related Earnings	$56,518	$51,136	5,382	11	$154,679	$160,716	(6,037)	(4)

Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

$105.7
$6.1
$2.8
$96.8
$92.8
$0.1
$0.1
$92.6
$299.2
$7.3
$3.7
$288.2
$285.5
$0.7
$4.0
$280.8
Q3 2024
Q3 2023
YTD Q3 2024
YTD Q3 2023
Effective management fee rate
0.94%
0.92%
0.94%
0.92%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q3 2023
Fees from funds that no longer pay fees in Q3 2024
Catch-up fees

Excluding the impact of catch-up fees, management fees increased by $5.4 million and $18.4 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to new capital commitments for Ares U.S. Real Estate Opportunity Fund IV, L.P. (“AREOF IV”) and our second climate infrastructure fund. Management fees from IDF V also increased over the comparative periods by $2.0 million and $7.4 million, respectively, driven by the deployment of capital.
Additionally, our fourth European value-add real estate equity fund, which launched during the second quarter of 2024, contributed management fees of $2.3 million and $2.9 million for the three and nine months ended September 30, 2024, respectively.

The increases in fees for the three and nine months ended September 30, 2024 compared to the same periods in 2023 were partially offset by decrease of $2.0 million and $6.7 million, respectively, from our industrial non-traded REIT, driven by a decrease in NAV due to lower valuations of certain properties. Management fees for the nine months ended September 30, 2024 compared to the same period in 2023 also decreased by: (i) $6.7 million from Infrastructure Debt Fund IV, L.P. (“IDF IV”) and Infrastructure Debt Fund III, L.P. (“IDF III”) resulting from distributions that reduced the fee bases as the funds are past their investment periods; (ii) $3.3 million due to make-whole termination fees that were recognized during the nine months ended September 30, 2023 from the early termination of the advisory agreements of two U.S. industrial real estate equity funds; (iii) $3.6 million from AREOF III due to a contractual reduction in the fee base that was triggered at the expiration of the fund’s investment period at the end of the fourth quarter of 2023; and (iv) $2.0 million from our open-ended real estate industrial fund driven by a decrease in NAV due to lower valuations of certain properties.
The increases in effective management fee rate for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 were primarily driven by the deployment of capital within our real estate equity funds. Certain of our private real estate equity funds pay a fee on committed capital that increases once that capital is invested. As a result, our effective management fee rate increases as capital is deployed.
Other Fees. The increase in other fees for the three months ended September 30, 2024 compared to the same period in 2023 was primarily driven by: (i) higher development and property management fees of $2.1 million from property-related activities within certain U.S. real estate equity funds; and (ii) higher administrative service fees of $0.5 million, primarily from certain infrastructure debt funds that started paying such fees to us subsequent to the third quarter of 2023; partially offset by (iii) lower credit transaction fees of $2.0 million from the infrastructure debt strategy which are infrequent in nature.
The decrease in other fees for the nine months ended September 30, 2024 compared to the same period in 2023 was driven by: (i) lower credit transaction fees $7.4 million from the infrastructure debt strategy; partially offset by (ii) higher administrative service fees $0.7 million, primarily from certain infrastructure debt funds that started paying such fees to us subsequent to the third quarter of 2023.
Compensation and Benefits. The increase in compensation and benefits for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily driven by (i) an increase in salary expenses of $1.8 million, primarily attributable to headcount growth to support the expansion of our business; and (ii) higher incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year.
The increase in compensation and benefits for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by (i) an increase in salary expenses of $5.3 million, primarily attributable to headcount growth to support the expansion of our business; and (ii) an increase in payroll related taxes of $2.5 million, primarily due to the higher stock price associated with our restricted units that vested during the first quarter of 2024. Conversely, the increase in compensation and benefits for the nine months ended September 30, 2024 compared to the same period in 2023 was partially offset by (i) lower incentive-based compensation; and (ii) higher administrative fees reimbursement for expenses for the current year period.
Average headcount increased by 9% to 386 investment and investment support professionals for the year-to-date period in 2024 from 353 professionals for the same period in 2023.
General, Administrative and Other Expenses. The increases in general, administrative and other expenses for the comparative periods were primarily due to marketing and fundraising activities, including supplemental distribution fees charged in connection with an amended servicing arrangement with a distribution partner. Supplemental distribution fees increased by $0.6 million and $2.5 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Marketing expenses for the comparative periods increased by $0.7 million and $2.8 million, respectively, driven by: (i) investor events held during the second quarter of 2024, including our firmwide AGM event; and (ii) fund formation costs for AREOF IV.
In addition, certain expenses increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023, including: (i) higher information technology costs related to software license fees of $1.0 million and $2.5 million, respectively; and (ii) higher professional service fees of $0.8 million and $2.0 million, respectively, which included non-recurring legal expenses of $1.5 million incurred during the first quarter of 2024.

Realized Income

The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Fee Related Earnings	$56,518	$51,136	$5,382	11%	$154,679	$160,716	$(6,037)	(4)%
Performance income—realized	15,441	5,589	9,852	176	24,324	14,412	9,912	69
Performance related compensation—realized	(9,403)	(3,338)	(6,065)	(182)	(15,134)	(8,764)	(6,370)	(73)
Realized net performance income	6,038	2,251	3,787	168	9,190	5,648	3,542	63
Investment income (loss)—realized	2,003	(875)	2,878	NM	1,671	(4,196)	5,867	NM
Interest and other investment income—realized	1,971	3,148	(1,177)	(37)	1,280	7,362	(6,082)	(83)
Interest expense	(4,511)	(3,985)	(526)	(13)	(17,189)	(11,987)	(5,202)	(43)
Realized net investment loss	(537)	(1,712)	1,175	(69)	(14,238)	(8,821)	(5,417)	(61)
Realized Income	$62,019	$51,675	10,344	20	$149,631	$157,543	(7,912)	(5)

Realized net performance income for the three and nine months ended September 30, 2024 and 2023 included distributions from U.S. Real Estate Fund VIII, L.P. (“US VIII”), which is a European-style waterfall fund that is past its investment period and monetizing its assets. Realized net performance income for the three and nine months ended September 30, 2024 also included realized gains from the partial sale of ACIP’s investment in a renewable energy company. Realized net performance income for the three and nine months ended September 30, 2023 included distributions from a U.S. real estate equity fund that is past its investment period and monetizing its assets. Realized net performance income for the nine months ended September 30, 2024 and 2023 were also attributable to incentive fees generated from an open-ended industrial real estate fund that varies based upon a three-year measurement period calculated for each fund investor.

Realized net investment loss for the three and nine months ended September 30, 2024 and 2023 was primarily attributable to interest expense exceeding investment income during these periods. Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023.

In addition, the realized investment activities for the three and nine months ended September 30, 2024 included realized gains from the sale of an infrastructure opportunities fund’s investment in a wind energy company and distributions of investment income from an infrastructure debt fund. The nine months ended September 30, 2024 also included distributions of investment income from funds within our real estate debt strategy, partially offset by a realized loss associated with a guarantee of a credit facility provided in connection with a historical acquisition.

The realized investment activities for the three and nine months ended September 30, 2023 included distributions of investment income from multiple real estate debt and U.S. real estate equity vehicles. Investment income was partially offset by realized losses from a real estate debt vehicle, where interest expense was incurred with no associated investment income during the periods. These realized losses are not expected to recur as we restructured the arrangement in the fourth quarter of 2023.

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of September 30, 2024			As of December 31, 2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US VIII	$21,553	$13,823	$7,730	$32,199	$20,651	$11,548
US IX	95,399	59,147	36,252	89,958	55,774	34,184
AREOF III	34,418	20,993	13,425	35,715	21,429	14,286
EF IV	25,750	15,450	10,300	49,150	29,490	19,660
EIF V	121,426	90,771	30,655	93,598	69,969	23,629
IDF V	99,808	60,878	38,930	56,065	33,677	22,388
ACIP	94,194	64,616	29,578	61,422	42,231	19,191
Other real assets funds	67,667	42,193	25,474	78,745	50,237	28,508
Total Real Assets Group	$560,215	$367,871	$192,344	$496,852	$323,458	$173,394

The following table presents the change in accrued performance income for the Real Assets Group ($ in thousands):

		As of December 31, 2023	Activity during the period			As of September 30, 2024
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US VIII	European	$32,199	$(896)	$(9,750)	$—	$21,553
US IX	European	89,958	5,441	—	—	95,399
AREOF III	European	35,715	(1,297)	—	—	34,418
EF IV	American	49,150	(23,400)	—	—	25,750
EIF V	European	93,598	27,828	—	—	121,426
IDF V	European	56,065	42,200	—	1,543	99,808
ACIP	European	61,422	40,497	(7,725)	—	94,194
Other real assets funds	European	51,055	1,651	(815)	5	51,896
Other real assets funds	American	27,690	(10,888)	(1,172)	141	15,771
Total accrued carried interest		496,852	81,136	(19,462)	1,689	560,215
Other real assets funds	Incentive	—	4,862	(4,862)	—	—
Total Real Assets Group		$496,852	$85,998	$(24,324)	$1,689	$560,215

Real Assets Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity(1)	Real Estate Debt(1)	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 6/30/2024	$29,083	$7,482	$14,962	$6,808	$9,357	$67,692
Net new par/equity commitments	743	339	100	205	217	1,604
Net new debt commitments	200	—	1,050	—	—	1,250
Capital reductions	—	—	(254)	—	—	(254)
Distributions	(327)	(33)	(54)	(349)	(170)	(933)
Redemptions	(156)	—	(50)	—	—	(206)
Change in fund value	169	335	61	340	295	1,200
Balance at 9/30/2024	$29,712	$8,123	$15,815	$7,004	$9,699	$70,353

	U.S. Real Estate Equity	European Real Estate Equity(1)	Real Estate Debt(1)	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 6/30/2023	$29,447	$7,217	$12,500	$5,504	$10,103	$64,771
Net new par/equity commitments	345	—	588	225	—	1,158
Capital reductions	—	—	(1)	—	—	(1)
Distributions	(169)	(98)	(69)	(87)	(561)	(984)
Redemptions	(359)	—	(95)	—	—	(454)
Change in fund value	(305)	(253)	31	60	(108)	(575)
Balance at 9/30/2023	$28,959	$6,866	$12,954	$5,702	$9,434	$63,915

	U.S. Real Estate Equity	European Real Estate Equity(1)	Real Estate Debt(1)	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2023	$29,177	$6,941	$13,597	$6,248	$9,450	$65,413
Net new par/equity commitments	1,822	1,154	335	347	844	4,502
Net new debt commitments	200	—	2,754	—	—	2,954
Capital reductions	—	—	(589)	—	—	(589)
Distributions	(736)	(107)	(212)	(373)	(1,086)	(2,514)
Redemptions	(771)	—	(160)	—	—	(931)
Change in fund value	20	135	90	782	491	1,518
Balance at 9/30/2024	$29,712	$8,123	$15,815	$7,004	$9,699	$70,353

	U.S. Real Estate Equity	European Real Estate Equity(1)	Real Estate Debt(1)	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$31,460	$7,196	$12,526	$5,194	$9,685	$66,061
Net new par/equity commitments	1,988	15	1,063	681	—	3,747
Net new debt commitments	—	—	150	—	—	150
Capital reductions	(245)	—	(160)	—	—	(405)
Distributions	(2,635)	(167)	(203)	(290)	(665)	(3,960)
Redemptions	(912)	—	(497)	—	—	(1,409)
Change in fund value	(697)	(178)	75	117	414	(269)
Balance at 9/30/2023	$28,959	$6,866	$12,954	$5,702	$9,434	$63,915

(1) During the third quarter of 2024, we changed our strategy composition to bifurcate our European real estate strategies between debt and equity.

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $70.3	AUM: $63.9

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.7 billion and $0.6 billion of non-fee paying AUM from our general partner and employee commitments as of September 30, 2024 and 2023, respectively.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity(1)	Real Estate Debt(1)	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 6/30/2024	$20,402	$6,198	$3,698	$5,326	$5,999	$41,623
Commitments	698	406	—	49	—	1,153
Deployment/subscriptions/increase in leverage	109	56	361	47	208	781
Distributions	(213)	(20)	(53)	(236)	(59)	(581)
Redemptions	(156)	—	(50)	—	—	(206)
Change in fund value	119	280	20	—	108	527
Change in fee basis	(77)	(47)	—	(60)	—	(184)
Balance at 9/30/2024	$20,882	$6,873	$3,976	$5,126	$6,256	$43,113

	U.S. Real Estate Equity	European Real Estate Equity(1)	Real Estate Debt(1)	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 6/30/2023	$20,732	$5,730	$3,601	$4,878	$6,193	$41,134
Commitments	344	—	—	225	—	569
Deployment/subscriptions/increase in leverage	110	92	88	119	794	1,203
Distributions	(136)	64	(59)	(478)	(373)	(982)
Redemptions	(359)	—	(95)	—	—	(454)
Change in fund value	(311)	(152)	40	(6)	(231)	(660)
Balance at 9/30/2023	$20,380	$5,734	$3,575	$4,738	$6,383	$40,810

	U.S. Real Estate Equity	European Real Estate Equity(1)	Real Estate Debt(1)	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2023	$20,844	$5,913	$3,553	$5,148	$5,880	$41,338
Commitments	1,546	936	—	192	—	2,674
Deployment/subscriptions/increase in leverage	456	542	717	97	696	2,508
Capital reductions	—	(12)	—	—	—	(12)
Distributions	(529)	(109)	(163)	(308)	(340)	(1,449)
Redemptions	(771)	—	(160)	—	—	(931)
Change in fund value	(83)	60	29	57	20	83
Change in fee basis	(581)	(457)	—	(60)	—	(1,098)
Balance at 9/30/2024	$20,882	$6,873	$3,976	$5,126	$6,256	$43,113

	U.S. Real Estate Equity	European Real Estate Equity(1)	Real Estate Debt(1)	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$21,788	$5,566	$3,759	$4,524	$5,970	$41,607
Commitments	1,345	15	(5)	681	—	2,036
Deployment/subscriptions/increase in leverage	155	197	398	272	1,391	2,413
Capital reductions	(245)	—	(84)	—	—	(329)
Distributions	(965)	9	(198)	(732)	(825)	(2,711)
Redemptions	(912)	—	(510)	—	—	(1,422)
Change in fund value	(786)	(53)	117	(7)	(153)	(882)
Change in fee basis	—	—	98	—	—	98
Balance at 9/30/2023	$20,380	$5,734	$3,575	$4,738	$6,383	$40,810

(1) During the third quarter of 2024, we changed our strategy composition to bifurcate our European real estate strategies between debt and equity.

The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $43.1	FPAUM: $40.8

Invested capital/other(1)	Market value(2)	Capital commitments

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Real Assets Group—Fund Performance Metrics as of September 30, 2024

The significant funds presented in the tables below collectively contributed approximately 38% of the Real Assets Group’s management fees for the nine months ended September 30, 2024.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Assets Group as of September 30, 2024 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
Diversified non-traded REIT(2)	2012	$5,476	N/A	1.4	N/A	(2.9)	N/A	6.0	U.S. Real Estate Equity
Industrial non-traded REIT(3)	2017	7,336	N/A	1.4	N/A	(1.1)	N/A	8.6	U.S. Real Estate Equity
Open-ended industrial real estate fund(4)	2017	4,903	1.2	0.9	0.9	0.2	17.7	14.4	U.S. Real Estate Equity

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

The following table presents the performance data of the Real Assets Group’s significant drawdown fund as of September 30, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Deploying Capital
IDF V(7)	2020	$4,882	$4,585	$3,822	$813	$3,568	$4,381	1.2x	1.2x	12.9	10.1	Infrastructure Debt

(1)Realized proceeds include distributions of operating income, sales and financing proceeds received to the limited partners.
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
(7)IDF V is made up of U.S. Dollar hedged, Euro unhedged, GBP hedged, Yen hedged, and single investor parallel funds. The gross and net IRR and MoIC presented in the table are for the U.S. Dollar hedged parallel fund. The gross and net IRR for the single investor U.S. Dollar parallel fund are 10.9% and 8.5%, respectively. The gross and net MoIC for the single investor U.S. Dollar parallel fund are 1.2x and 1.2x, respectively. The gross and net IRR for the Euro unhedged parallel fund are 11.6% and 8.7%, respectively. The gross and net MoIC for the Euro unhedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the GBP hedged parallel fund are 12.2% and 9.1%, respectively. The gross and net MoIC for the GBP hedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the Yen hedged parallel fund are 8.9% and 6.1%, respectively. The gross and net MoIC for the Yen hedged parallel fund are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for IDF V are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Private Equity Group—Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023
Fee Related Earnings
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Management fees	$34,621	$29,799	$4,822	16%	$103,126	$89,461	$13,665	15%
Other fees	372	430	(58)	(13)	1,258	1,245	13	1
Compensation and benefits	(13,877)	(13,145)	(732)	(6)	(42,737)	(43,184)	447	1
General, administrative and other expenses	(4,576)	(3,470)	(1,106)	(32)	(15,282)	(11,556)	(3,726)	(32)
Fee Related Earnings	$16,540	$13,614	2,926	21	$46,365	$35,966	10,399	29

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):

$103.1
$22.1
$89.5
$89.5
$81.0
$34.6
$7.5
$29.8
$27.1
$29.8
Q3 2024
Q3 2023
YTD Q3 2024
YTD Q3 2023
Effective management fee rate
1.11%
1.06%
1.10%
1.06%
Fees from funds in existence in both periods
Fees from Crescent Point Acquisition

Management fees increased primarily due to fees from funds that we manage as a result of the Crescent Point Acquisition that generated additional fees of $7.5 million and $22.1 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increases in management fees over the comparative periods were partially offset by decreases of $2.9 million and $8.5 million, respectively, from an energy opportunities fund, driven by the change in fee base from capital commitments to invested capital and reduction in fee rate from 1.50% to 0.75%. Both the change in fee base and the reduction in fee rate were contractually triggered at the expiration of the fund’s investment period.

The increases in effective management fee rate for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 were primarily driven by certain funds from the Crescent Point

Acquisition that have a higher effective management fee rate than the average effective management fee rate of the funds within our corporate private equity strategy.

Compensation and Benefits. Although salary and benefits costs have increased over the comparative periods to reflect changes from the increase in headcount from the Crescent Point Acquisition, compensation and benefits remained relatively flat for the three months ended September 30, 2024 compared to the same period in 2023 and decreased for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease for the year-to-date period was primarily driven by lower incentive-based compensation that is dependent on our operating performance and is expected to fluctuate each period.

Average headcount increased by 17% to 103 investment and investment support professionals for the year-to-date period in 2024 from 88 professionals for the same period in 2023, primarily due to the Crescent Point Acquisition.

General, Administrative and Other Expenses. The increases in general, administrative and other expenses for the three and nine months ended September 30, 2024 compared to the same periods in 2023 largely reflect Crescent Point’s operating expenses following the Crescent Point Acquisition.

Realized Income
The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Fee Related Earnings	$16,540	$13,614	$2,926	21%	$46,365	$35,966	$10,399	29%
Performance income—realized	475	(15)	490	NM	9,032	63,534	(54,502)	(86)
Performance related compensation—realized	(380)	15	(395)	NM	(7,235)	(51,238)	44,003	86
Realized net performance income	95	—	95	NM	1,797	12,296	(10,499)	(85)
Investment income (loss)—realized	197	(4,631)	4,828	NM	505	(1,668)	2,173	NM
Interest and other investment income—realized	333	214	119	56	794	571	223	39
Interest expense	(4,862)	(4,313)	(549)	(13)	(16,519)	(14,237)	(2,282)	(16)
Realized net investment loss	(4,332)	(8,730)	4,398	50	(15,220)	(15,334)	114	1
Realized Income	$12,303	$4,884	7,419	152	$32,942	$32,928	14	0

Realized net performance income for the nine months ended September 30, 2024 was attributable to realized gains from ACOF IV’s investment in various energy companies. Realized net performance income and realized investment income for the nine months ended September 30, 2023 included realized gains from the partial sale of ACOF IV’s investment in the AZEK Company (“AZEK”).

Realized net investment loss for the three and nine months ended September 30, 2024 and 2023 largely represents interest expense exceeding investment income during these periods. Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023.
Realized net investment loss for the three and nine months ended September 30, 2023 also reflects realized losses in connection with the liquidation and disposition of remaining assets of certain legacy funds.

Private Equity Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in thousands):

	As of September 30, 2024			As of December 31, 2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF IV	$162,883	$130,470	$32,413	$181,317	$145,197	$36,120
ACOF V	—	—	—	474,878	380,807	94,071
ACOF VI	518,370	440,129	78,241	337,142	289,118	48,024
Other funds	46,517	31,116	15,401	55,178	42,295	12,883
Total Private Equity Group	$727,770	$601,715	$126,055	$1,048,515	$857,417	$191,098
The following table presents the change in accrued carried interest for the Private Equity Group ($ in thousands):

		As of December 31, 2023	Activity during the period		As of September 30, 2024
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
ACOF IV	American	$181,317	$(9,402)	$(9,032)	$162,883
ACOF V	American	474,878	(474,878)	—	—
ACOF VI	American	337,142	181,228	—	518,370
Other funds	European	46,078	(4,150)	—	41,928
Other funds	American	9,100	(4,511)	—	4,589
Total Private Equity Group		$1,048,515	$(311,713)	$(9,032)	$727,770

Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Other	Total Private Equity Group
Balance at 6/30/2024	$21,270	$3,310	$—	$24,580
Net new par/equity commitments	105	—	—	105
Distributions	(187)	(8)	—	(195)
Change in fund value	208	(194)	—	14
Balance at 9/30/2024	$21,396	$3,108	$—	$24,504

	Corporate Private Equity	APAC Private Equity	Other(1)	Total Private Equity Group
Balance at 6/30/2023	$20,954	$87	$—	$21,041
Net new par/equity commitments	—	—	47	47
Capital reductions	(2)	—	—	(2)
Distributions	(781)	—	—	(781)
Change in fund value	(376)	11	—	(365)
Balance at 9/30/2023	$19,795	$98	$47	$19,940

	Corporate Private Equity	APAC Private Equity	Other(1)	Total Private Equity Group
Balance at 12/31/2023	$20,998	$3,414	$139	$24,551
Net new par/equity commitments	374	3	58	435
Capital reductions	(4)	—	—	(4)
Distributions	(240)	(19)	—	(259)
Redemptions	—	(2)	—	(2)
Net allocations among investment strategies	150	—	(197)	(47)
Change in fund value	118	(288)	—	(170)
Balance at 9/30/2024	$21,396	$3,108	$—	$24,504

	Corporate Private Equity	APAC Private Equity	Other(1)	Total Private Equity Group
Balance at 12/31/2022	$20,939	$90	$—	$21,029
Net new par/equity commitments	50	—	47	97
Capital reductions	(7)	—	—	(7)
Distributions	(1,430)	(2)	—	(1,432)
Change in fund value	243	10	—	253
Balance at 9/30/2023	$19,795	$98	$47	$19,940

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated in a subsequent period as commitments to an investment strategy.
The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $24.5	AUM: $20.0

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.3 billion and $0.9 billion of non-fee paying AUM from our general partner and employee commitments as of September 30, 2024 and 2023, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 6/30/2024	$10,592	$1,673	$12,265
Deployment/subscriptions/increase in leverage	9	—	9
Distributions	(54)	—	(54)
Change in fund value	(5)	—	(5)
Change in fee basis	68	—	68
Balance at 9/30/2024	$10,610	$1,673	$12,283

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 6/30/2023	$11,277	$—	$11,277
Deployment/subscriptions/increase in leverage	59	—	59
Distributions	(38)	—	(38)
Balance at 9/30/2023	$11,298	$—	$11,298

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2023	$11,459	$1,665	$13,124
Deployment/subscriptions/increase in leverage	18	16	34
Distributions	(54)	—	(54)
Redemptions	—	(2)	(2)
Change in fund value	(33)	—	(33)
Change in fee basis	(780)	(6)	(786)
Balance at 9/30/2024	$10,610	$1,673	$12,283

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2022	$11,277	$4	$11,281
Deployment/subscriptions/increase in leverage	59	—	59
Distributions	(38)	—	(38)
Change in fee basis	—	(4)	(4)
Balance at 9/30/2023	$11,298	$—	$11,298

The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $12.3	FPAUM: $11.3

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of September 30, 2024

The significant funds presented in the table below collectively contributed approximately 71% of the Private Equity Group’s management fees for the nine months ended September 30, 2024.

The following table presents the performance data of the Private Equity Group’s significant drawdown funds as of September 30, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
ACOF V	2017	$8,036	$7,850	$7,611	$3,512	$7,548	$11,060	1.4x	1.3x	8.8	6.8	Corporate Private Equity
Funds Deploying Capital
ACOF VI	2020	8,334	5,743	5,164	1,005	7,388	8,393	1.6x	1.4x	24.2	17.7	Corporate Private Equity

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
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 6.9% for ACOF V and 16.9% for ACOF VI.

Secondaries Group—Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

Fee Related Earnings

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Management fees	$48,084	$42,949	$5,135	12%	$140,650	$124,597	$16,053	13%
Fee related performance revenues	2,508	2,168	340	16	20,633	5,737	14,896	260
Other fees	58	8	50	NM	116	13	103	NM
Compensation and benefits	(14,432)	(16,066)	1,634	10	(47,971)	(46,101)	(1,870)	(4)
General, administrative and other expenses	(8,464)	(4,541)	(3,923)	(86)	(26,428)	(12,984)	(13,444)	(104)
Fee Related Earnings	$27,754	$24,518	3,236	13	$87,000	$71,262	15,738	22

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):

$140.7
$0.6
$8.2
$131.9
$124.6
$3.5
$121.1
$48.1
$2.9
$45.2
$42.9
$2.2
$40.7
Q3 2024
Q3 2023
YTD Q3 2024
YTD Q3 2023
Effective management fee rate
0.92%
0.91%
0.92%
0.89%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q3 2023
Catch-up fees

Management fees increased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 primarily due to higher management fees from APMF of $4.9 million and $11.8 million, respectively, due to additional capital raised and an increase in fee rate. Beginning April 1, 2023, a fee waiver expired, resulting in a step up in the fee rate from 0.25% to 1.40% per annum.

Excluding the impact of catch-up fees, management fees for the three and nine months ended September 30, 2024 compared to the same periods in 2023 increased by: (i) $1.1 million and $3.3 million, respectively, from our third infrastructure secondaries fund, which launched during the fourth quarter of 2023; and (ii) $1.1 million and $3.2 million, respectively, from Landmark Real Estate Fund IX, L.P. (“LREF IX”). The increases in management fees for these funds were driven by additional capital commitments.

The increases in effective management fee rate for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 were primarily due to additional capital raised by APMF, as well as the higher fee rate for APMF following the expiration of the fee waiver.

Fee Related Performance Revenues. The three and nine months ended September 30, 2024 and 2023 reflect incentive fees recognized from APMF. The activity for the nine months ended September 30, 2024 includes gains recognized in connection with acquiring a sizable portfolio of limited partnership interests during the second quarter of 2024.

Compensation and Benefits. Compensation and benefits decreased for the three months ended September 30, 2024 compared to the same period in 2023 as a result of: (i) lower incentive-based compensation that is dependent on our operating performance and is expected to fluctuate each period; and (ii) lower fee related performance compensation of $1.1 million. Fee related performance compensation is recognized as the corresponding fee related performance revenues are earned from APMF. However, we reduce this compensation by a portion of the supplemental distribution fees paid to distribution partners. For the three months ended September 30, 2024, we reduced fee related performance compensation by $1.1 million as reimbursement for supplemental distribution fees paid.

The increase in compensation and benefits for the nine months ended September 30, 2024 compared to the same period in 2023 was driven by higher fee related performance compensation of $2.9 million, corresponding to the increase in fee related performance revenues that was partially reduced by a portion of supplemental distribution fees we paid to distribution partners. For the nine months ended September 30, 2024, we reduced fee related performance compensation by $6.0 million as reimbursement for supplemental distribution fees paid. In addition, the increase in compensation and benefits for the year-to-date period was further driven by: (i) an increase in salary expenses primarily attributable to headcount growth to support the expansion of our business; partially offset by (ii) lower incentive-based compensation.

Average headcount increased by 9% to 112 investment and investment support professionals for the year-to-date period in 2024 from 103 professionals for the same period in 2023.

General, Administrative and Other Expenses. In an effort to accelerate the growth of APMF’s assets, we entered into agreements beginning in the second quarter of 2023 that pay distribution partners a supplemental distribution fee based on assets and/or sales. These agreements contributed to increases in expenses of $3.2 million and $11.1 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Such supplemental distribution fees are expected to fluctuate with sales and the growth in assets, and will reduce fee related performance compensation to the extent that fee related performance revenues are earned from APMF.

Realized Income

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Fee Related Earnings	$27,754	$24,518	$3,236	13%	$87,000	$71,262	$15,738	22%
Performance income—realized	—	—	—	—	361	5,460	(5,099)	(93)
Performance related compensation—realized	—	—	—	—	110	(4,678)	4,788	NM
Realized net performance income	—	—	—	—	471	782	(311)	(40)
Interest and other investment income—realized	96	552	(456)	(83)	454	1,959	(1,505)	(77)
Interest expense	(2,191)	(2,020)	(171)	(8)	(7,467)	(6,776)	(691)	(10)
Realized net investment loss	(2,095)	(1,468)	(627)	43	(7,013)	(4,817)	(2,196)	(46)
Realized Income	$25,659	$23,050	2,609	11	$80,458	$67,227	13,231	20

Realized net performance income for the nine months ended September 30, 2023 was primarily attributable to tax distributions from LREF VIII.

Realized net investment loss for the three and nine months ended September 30, 2024 and 2023 largely represents interest expense exceeding investment income during these periods. Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023. Realized investment income for the nine months ended September 30, 2023 included dividend income received from APMF.

Secondaries Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondaries Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of September 30, 2024			As of December 31, 2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$109,101	$93,330	$15,771	$136,799	$117,021	$19,778
LREF VIII	82,887	70,131	12,756	101,073	87,455	13,618
Other secondaries funds	54,589	45,149	9,440	45,483	38,730	6,753
Total Secondaries Group	$246,577	$208,610	$37,967	$283,355	$243,206	$40,149

The following table presents the change in accrued performance income for the Secondaries Group ($ in thousands):

		As of December 31, 2023	Activity during the period			As of September 30, 2024
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Other Adjustments	Accrued Carried Interest
Accrued Carried Interest
LEP XVI	European	$136,799	$(27,698)	$—	$—	$109,101
LREF VIII	European	101,073	(18,186)	—	—	82,887
Other secondaries funds	European	45,483	9,106	—	—	54,589
Total accrued carried interest		283,355	(36,778)	—	—	246,577
Other secondaries funds	Incentive	—	361	(361)	—	—
Total Secondaries Group		$283,355	$(36,417)	$(361)	$—	$246,577

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 6/30/2024	$13,838	$7,903	$2,899	$1,663	$—	$26,303
Net new par/equity commitments	621	10	—	57	—	688
Net new debt commitments	625	—	—	—	—	625
Distributions	(98)	(22)	(39)	(3)	—	(162)
Net allocations among investment strategies	15	—	—	—	10	25
Change in fund value	(239)	(24)	43	(4)	—	(224)
Balance at 9/30/2024	$14,762	$7,867	$2,903	$1,713	$10	$27,255

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 6/30/2023	$12,583	$7,757	$1,674	$938	$50	$23,002
Net new par/equity commitments	36	148	202	—	(25)	361
Distributions	(131)	(136)	(22)	—	—	(289)
Redemptions	(1)	—	—	—	—	(1)
Change in fund value	243	(63)	2	—	—	182
Balance at 9/30/2023	$12,730	$7,706	$1,856	$938	$25	$23,255

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 12/31/2023	$13,174	$7,826	$2,380	$1,380	$—	$24,760
Net new par/equity commitments	1,572	198	424	329	—	2,523
Net new debt commitments	625	—	—	—	—	625
Distributions	(461)	(48)	(94)	(9)	—	(612)
Net allocations among investment strategies	15	—	—	—	10	25
Change in fund value	(163)	(109)	193	13	—	(66)
Balance at 9/30/2024	$14,762	$7,867	$2,903	$1,713	$10	$27,255

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 12/31/2022	$12,769	$7,552	$1,640	$—	$—	$21,961
Net new par/equity commitments	78	507	202	938	25	1,750
Distributions	(450)	(298)	(94)	—	—	(842)
Redemptions	(1)	—	—	—	—	(1)
Change in fund value	334	(55)	108	—	—	387
Balance at 9/30/2023	$12,730	$7,706	$1,856	$938	$25	$23,255

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated in a subsequent period as commitments to an investment strategy.

The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $27.3	AUM: $23.2

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.5 billion of non-fee paying AUM from our general partner and employee commitments as of September 30, 2024 and 2023.

Secondaries Group—Fee Paying AUM

The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 6/30/2024	$12,018	$6,243	$2,137	$63	$20,461
Commitments	497	10	—	—	507
Deployment/subscriptions/increase in leverage	(2)	87	4	—	89
Distributions	(12)	(17)	(34)	(3)	(66)
Change in fund value	(158)	(68)	39	52	(135)
Change in fee basis	(2)	40	—	198	236
Balance at 9/30/2024	$12,341	$6,295	$2,146	$310	$21,092

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 6/30/2023	$10,846	$5,695	$1,254	$—	$17,795
Commitments	36	147	200	—	383
Deployment/subscriptions/increase in leverage	(6)	14	2	—	10
Distributions	(33)	(134)	(21)	—	(188)
Redemptions	(1)	—	—	—	(1)
Change in fund value	22	(150)	19	—	(109)
Change in fee basis	(3)	(18)	—	—	(21)
Balance at 9/30/2023	$10,861	$5,554	$1,454	$—	$17,869

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2023	$11,204	$5,978	$1,763	$95	$19,040
Commitments	1,432	160	421	—	2,013
Deployment/subscriptions/increase in leverage	7	179	6	(1)	191
Distributions	(135)	(35)	(88)	(39)	(297)
Change in fund value	(116)	(124)	44	58	(138)
Change in fee basis	(51)	137	—	197	283
Balance at 9/30/2024	$12,341	$6,295	$2,146	$310	$21,092

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2022	$11,062	$5,313	$1,293	$—	$17,668
Commitments	78	348	200	—	626
Deployment/subscriptions/increase in leverage	61	232	17	—	310
Distributions	(89)	(287)	(80)	—	(456)
Redemptions	(1)	—	—	—	(1)
Change in fund value	(206)	(39)	24	—	(221)
Change in fee basis	(44)	(13)	—	—	(57)
Balance at 9/30/2023	$10,861	$5,554	$1,454	$—	$17,869

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $21.1	FPAUM: $17.9

Market value(1)	Capital commitments	Invested capital/other

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondaries Group—Fund Performance Metrics as of September 30, 2024

LEP XVI contributed approximately 25% of the Secondaries Group’s management fees for the nine months ended September 30, 2024.
The following table presents the performance data of the Secondaries Group’s significant drawdown fund as of September 30, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
LEP XVI(7)	2016	$4,366	$4,896	$3,945	$2,079	$2,995	$5,074	1.4x	1.3x	19.7	12.6	Private Equity Secondaries

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

Operations Management Group—Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

Fee Related Earnings
The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other fees	$5,253	$5,717	$(464)	(8)%	$15,066	$18,205	$(3,139)	(17)%
Compensation and benefits	(102,112)	(90,347)	(11,765)	(13)	(294,639)	(261,325)	(33,314)	(13)
General, administrative and other expenses	(56,124)	(52,460)	(3,664)	(7)	(160,514)	(148,099)	(12,415)	(8)
Fee Related Earnings	$(152,983)	$(137,090)	(15,893)	(12)	$(440,087)	$(391,219)	(48,868)	(12)

Other Fees. The decrease in other fees for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily driven by lower asset-based, net distribution fees of $3.3 million associated with our non-traded REITs. The nine months ended September 30, 2023 also included broker-dealer advisory fees of $2.0 million which were earned by Ares Management Capital Markets LLC, a registered broker-dealer, for a capital markets transaction executed during the second quarter of 2023. The decrease was partially offset by an increase in facilitation fees from the 1031 exchange program associated with our non-traded REITs of $0.9 million during the annual comparative period.
Compensation and Benefits. The increases in compensation and benefits for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 were primarily driven by: (i) the expansion of our business operations teams to support the growth of our business and other strategic initiatives; (ii) the expansion of our strategy and relationship management teams to support global fundraising; and (iii) increased compensation and benefits associated with our retail distribution channel, AWMS, resulting from higher sales employee variable compensation associated with APMF and ASIF; partially offset by (iv) higher expense reimbursement to support the formation of new retail products during the current year periods.
Average headcount increased by 11% to 1,622 professionals for the year-to-date period in 2024 from 1,466 professionals for the same period in 2023.
General, Administrative and Other Expenses. Certain expenses increased during the current year, including occupancy costs and information technology costs. These expenses collectively increased by $5.5 million and $15.3 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 to support our growing headcount and the expansion of our business, including costs for our new corporate headquarters that we occupied beginning in third quarter of 2024. In addition, travel and marketing costs increased by $2.4 million for the nine months ended September 30, 2024 compared to the same period in 2023, driven by investor events held during the second quarter of 2024, including our firmwide AGM event.
The aforementioned increases were partially offset by: (i) lower professional service fees of $2.9 million and $7.3 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, as we have recognized efficiencies from the transition of our income tax compliance function; and (ii) costs related to Ares’ 25th anniversary celebrations that were incurred during the nine months ended September 30, 2023.
Realized Income
The following table presents the components of the OMG’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Fee Related Earnings	$(152,983)	$(137,090)	$(15,893)	(12)%	$(440,087)	$(391,219)	$(48,868)	(12)%
Interest and other investment income—realized	496	114	382	NM	1,588	350	1,238	NM
Interest expense	(135)	(23)	(112)	NM	(280)	(60)	(220)	NM
Realized net investment income	361	91	270	(297)	1,308	290	1,018	NM
Realized Income	$(152,622)	$(136,999)	(15,623)	(11)	$(438,779)	$(390,929)	(47,850)	(12)

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that the Company is well-positioned and its liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, dividend payments, pending acquisitions and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are: (i) cash on hand; (ii) net working capital; (iii) cash from operations, including management fees and fee related performance revenues, which are collected monthly, quarterly or semi-annually, and net realized performance income, which may be unpredictable as to amount and timing; (iv) fund distributions related to our investments that are unpredictable as to amount and timing; and (v) net borrowings from the Credit Facility. As of September 30, 2024, our cash and cash equivalents were $350.1 million and we have $930.0 million available under our Credit Facility. Our ability to draw from the Credit Facility is subject to leverage and other covenants. We remain in compliance with all covenants as of September 30, 2024. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown in deployment, declines in valuations or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Declines or delays in transaction activity may impact our fund distributions and net realized performance income, which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
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

	Nine months ended September 30,
	2024	2023
Net cash provided by operating activities	$1,289,501	$724,913
Net cash provided by (used in) the Consolidated Funds’ operating activities, net of eliminations	694,035	(398,122)
Net cash provided by operating activities	1,983,536	326,791
Net cash used in the Company’s investing activities	(95,886)	(44,177)
Net cash used in the Company’s financing activities	(1,196,743)	(759,178)
Net cash provided by (used in) the Consolidated Funds’ financing activities, net of eliminations	(713,012)	417,575
Net cash used in financing activities	(1,909,755)	(341,603)
Effect of exchange rate changes	23,969	(19,171)
Net change in cash and cash equivalents	$1,864	$(78,160)

The Consolidated Funds had no effect on cash flows attributable to the Company for the periods presented and are excluded from the discussion below. The following discussion focuses on cash flow by activities attributable to the Company.

Operating Activities

In the table below, cash flows from operations are summarized to present: (i) cash generated from our core operating activities, primarily consisting of profits generated principally from management fees and fee related performance revenues after covering for operating expenses and fee related performance compensation; (ii) net realized performance income; and (iii) net cash from investment related activities including purchases, sales, realized net investment income and interest expense. We generated meaningful cash flow from operations in each period presented.

	Nine months ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Core operating activities	$1,096,816	$1,062,418	$34,398	3%
Net realized performance income	98,000	(52,333)	150,333	(287)
Net cash provided by (used in) investment related activities	94,685	(285,172)	379,857	(133)
Net cash provided by operating activities	$1,289,501	$724,913	564,588	78

Cash from our core operating activities increased as a result of growing fee revenues and sustained profitability and timing of cash collection of our receivables, partially offset by a decrease in cash attributable to fee related performance revenues earned from our non-traded REITs in 2022 and collected during the nine months ended September 30, 2023. There were no fee related performance revenues earned from our non-traded REITs in 2023.
Net realized performance income includes: (i) carried interest distributions that may represent tax distributions or other distributions of income; and (ii) incentive fees that are realized annually at the end of the measurement period, which is typically at the end of the calendar year. Cash received from carried interest distributions and the subsequent payments to employees may not necessarily occur in the same quarter. Cash from the incentive fee activities is generally received in the period subsequent to the measurement period. The increase in net realized performance income over the comparative period was primarily due to timing of payments to employees for tax distributions that were both received and paid in the fourth quarter 2023, while tax distributions received in the fourth quarter of 2022 were paid in the first quarter of 2023, resulting in a use of cash for the 2023 year-to-date period.
Net cash provided by (used in) investment related activities for the nine months ended September 30, 2024 and 2023 primarily represents: (i) distributions received from our capital investments and the repayment of loans that we have made; (ii) sales of certain capital investments to employees; (iii) the rebalancing of and associated return of our capital commitments upon admitting new limited partners; offset by (iv) purchases associated with funding capital commitments and strategic investments in our investment portfolio; and (v) interest payments on our debt obligations. Although our capital commitments continue to increase with our growing assets under management, cash generated from our investment related activities has exceeded cash used in investment related activities for the nine months ended September 30, 2024. Our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund from year to year. For further discussion of our capital commitments, see “Note 7. Commitments and Contingencies,” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.
Investing Activities

	Nine months ended September 30,
	2024	2023
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(82,203)	$(44,177)
Acquisitions	(13,683)	—
Net cash used in investing activities	$(95,886)	$(44,177)

Net cash used in the Company’s investing activities for both periods included cash to purchase furniture, fixtures, equipment and leasehold improvements to support the growth in our staffing levels. Net cash used in the Company’s investing activities for the nine months ended September 30, 2024 was predominantly for the build out of our new corporate headquarters that we have occupied beginning in the third quarter of 2024.
Financing Activities

	Nine months ended September 30,
	2024	2023
Net proceeds from issuance of Class A common stock	$407,236	$—
Net borrowings (repayments) of Credit Facility	(425,000)	65,000
Class A and non-voting common stock dividends	(583,740)	(446,252)
AOG unitholder distributions	(385,620)	(313,833)
Stock option exercises	1,511	80,426
Taxes paid related to net share settlement of equity awards	(211,615)	(145,421)
Other financing activities	485	902
Net cash used in the Company’s financing activities	$(1,196,743)	$(759,178)

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, resulting in net cash used in the Company’s financing activities for the nine months ended September 30, 2024 and 2023.

Net cash used in the Company’s financing activities for the nine months ended September 30, 2024 also included the repayment of our Credit Facility, partially using cash provided by the net proceeds from the Offering.

In connection with the vesting of restricted units that are granted to our employees under the 2023 Equity Incentive Plan (the “Equity Incentive Plan”), we withhold shares equal to the fair value of our employees’ tax withholding liabilities and pay the taxes on their behalf in cash and thus issue fewer net shares. The use of cash increased from the prior year period as a result of our higher stock price, which resulted in employees recognizing additional compensation. For the nine months ended September 30, 2024 and 2023, we net settled and did not issue 1.7 million shares and 1.6 million shares, respectively. The Company’s financing activities also included cash received from stock options exercises with 0.1 million and 4.8 million options exercised for the nine months ended September 30, 2024 and 2023, respectively. All the remaining options were exercised during the first quarter of 2024, and we will no longer receive cash or realize any tax benefit from the exercise of stock options after the 2024 tax year.
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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2024, we were required to maintain approximately $76.8 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with these regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings (“Cash Tax Savings”), if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon (“Tax Benefit Payment”). Effective as of May 1, 2023, pursuant to an amendment to the TRA, to the extent Ares Owners Holdings L.P. would have been a recipient of certain Tax Benefit Payments under the TRA for taxable exchanges on or after May 1, 2023, Ares Owners Holdings L.P. will no longer be entitled to any Tax Benefit Payment for such exchanges and 100% of any Cash Tax Savings will inure to us. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $353.9 million and $191.3 million as of September 30, 2024 and December 31, 2023, respectively.
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

As of September 30, 2024 and December 31, 2023, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

There have been no material changes in our market risks for the nine months ended September 30, 2024. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2023, which is accessible on the SEC’s website at www.sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings
From time to time, we, our executive officers, directors and our funds and their investment advisers, and their respective affiliates and/or any of their respective principals and employees are subject to legal proceedings, including those arising from our management of such funds. Additionally, we and our funds and their investment advisers are also subject to extensive regulation, which, from time to time, results in requests for information from us or our funds and their investment advisers or legal or regulatory proceedings or investigations against us or our funds and their investment advisers, respectively. We incur significant costs and expenses in connection with any such proceedings, information requests and investigations.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, certain executive officers and directors of the Company or a vehicle controlled by them (each, a “Plan Participant”) entered into Rule 10b5-1 trading plan (a “Rule 10b5-1 Trading Plan”) to sell shares of the Company’s Class A common stock, in each case, subject to any applicable volume limitations.

The table below provides certain information regarding each Plan Participant’s Rule 10b5-1 Trading Plan.

Name and Title	Plan Date	Maximum Shares That May Be Sold Under the Plan	Plan Expiration Date
Bennett Rosenthal, Director, Co-Founder and Chairman of Private Equity Group	August 16, 2024	250,000	May 15, 2025
David Kaplan, Director and Co-Founder	August 16, 2024	250,000	May 15, 2025
R. Kipp deVeer, Director and Head of Credit Group	September 6, 2024	(1)	August 15, 2025

(1)Includes 300,000 shares of Class A common stock plus an undetermined number of shares of Class A common stock that may be sold resulting from the vesting and settlement of up to 175,000 restricted stock units less the amount of shares of Class A common stock that will be withheld to satisfy the payment of R. Kipp deVeer’s tax withholding obligations with respect to the settlement of such vested restricted stock units.

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

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Ares Management Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on May 6, 2021).
3.2	Bylaws of Ares Management Incorporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
3.3	Certificate of Designations of 6.75% Series B Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 10, 2024).
4.1	Form of 6.75% Series B Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 10, 2024).
4.2	Second Supplemental Indenture, dated as of October 11, 2024, by and among Ares Management Corporation, as the issuer, Ares Holdings L.P., Ares Management LLC, Ares Investments Holdings LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC, Ares Finance Co. III LLC and Ares Finance Co. IV LLC, as the guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 11, 2024).
4.3	Form of 5.600% Senior Notes due 2054 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 11, 2024).
10.1	Fifth Amended and Restated Limited Partnership Agreement of Ares Holdings L.P., dated October 10, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 10, 2024).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: November 8, 2024	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: November 8, 2024	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)