Form 10-K
period 2024-12-31
Ares Management Corp
filed 2025-02-27
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2024, based on the closing price on that date of $133.28 on the New York Stock Exchange, was approximately $25,545,399,693. As of February 21, 2025 there were 204,107,275 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, 107,811,420 of the registrant’s Class C common stock outstanding and 30,000,000 of the registrant’s Series B mandatory convertible preferred stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement related to the 2025 annual meeting of stockholders.

TABLE OF

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or negative versions of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this Annual Report on Form 10-K for the year ended December 31, 2024, under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

In this Annual Report on Form 10-K, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a: (i) “segment basis,” which deconsolidates the consolidated funds and removes the proportional results attributable to third-party investors in the consolidated joint ventures, and therefore shows the results of our operating segments without giving effect to the consolidation of these entities; and (ii) “unconsolidated reporting basis,” which shows the results of our operating segments on a combined segment basis together with the Operations Management Group (the “OMG”). In addition to our operating segments, the OMG consists of shared resource groups to support our operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy and relationship management, and distribution, including Ares Wealth Management Solutions, LLC (“AWMS”). AWMS facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of our managed funds and vehicles, which reimburse the OMG for expenses either equal to the costs of services provided or as a percentage of invested capital. The OMG’s revenues and expenses are not allocated to our operating segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our operating segments and the OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Note 14. Segment Reporting,” within our consolidated financial statements included in this Annual Report on Form 10-K.

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

•“Ares”, the “Company”, “AMC”, “we”, “us” and “our” refer to Ares Management Corporation and its subsidiaries;

•“Ares Operating Group entities” or an “AOG Entity” refers to, collectively, Ares Holdings L.P. (“Ares Holdings”) and any future entity designated by our board of directors in its sole discretion as an Ares Operating Group entity;

•“Ares Operating Group Unit” or an “AOG Unit” refers to, collectively, a partnership unit in the Ares Operating Group entities including Ares Holdings and any future entity designated by our board of directors in its sole discretion as an Ares Operating Group entity;

•“assets under management” or “AUM” generally refers to the assets we manage. For our funds other than CLOs, our AUM represents the sum of the net asset value (“NAV”) of such funds, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). NAV generally refers to fair value of the assets of the fund less the liabilities of the fund but may represent carrying value of assets and liabilities of funds that are not reported at fair value. For the CLOs we manage, our AUM is equal to initial principal of collateral adjusted for paydowns. AUM also includes the proceeds raised in the initial public offerings of special purpose acquisition companies (“SPACs”) sponsored by us, less any redemptions;

•“AUM not yet paying fees” (also referred to as “shadow AUM”) refers to AUM that is not currently paying fees and is eligible to earn management fees upon deployment;

•“available capital” (also referred to as “dry powder”) is comprised of uncalled committed capital and undrawn amounts under credit facilities and may include AUM that may be canceled or not otherwise available to invest;

•“catch-up fees” refers to management fees charged retroactively on limited partner commitments to a fund following the initial close date of that fund. These fees are charged to ensure that all limited partners’ share of the net assets of that fund are ratable with their commitment. Catch-up fees reflect the fees generated between the fund’s initial close date and the last day of the quarter prior to the new limited partner’s commitment;

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

•“fee related earnings” or “FRE”, a non-GAAP measure that is a component of Realized Income, is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees and fee related performance revenues, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as FRE excludes net performance income, investment income from our funds and adjusts for certain other items that we believe are not indicative of our core operating performance. Fee related performance revenues, together with fee related performance compensation, is presented within FRE because it represents incentive fees from perpetual capital vehicles that are measured and eligible to be received on a recurring basis and are not dependent on realization events from the underlying investments;

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

•“Holdco Members” refers to Michael Arougheti, David Kaplan, Antony Ressler, Bennett Rosenthal and R. Kipp deVeer;

•“incentive eligible AUM” or “IEAUM” generally refers to the AUM of our funds and other entities from which carried interest and incentive fees may be generated, regardless of whether or not they are currently generating carried interest and incentive fees. It generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees), as well as proceeds raised in the initial public offerings of SPACs sponsored by us, less any redemptions. With respect to Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”), Ares Strategic Income Fund (“ASIF”), our open-ended European direct lending fund and our infrastructure private business development company (“BDC”) AUM, only Part II Fees may be generated from IEAUM;

•“incentive generating AUM” or “IGAUM” refers to the AUM of our funds and other entities that are currently generating carried interest and incentive fees on a realized or unrealized basis. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees). ARCC, ASIF, our open-ended European direct lending fund and our infrastructure private BDC are only included in IGAUM when Part II Fees are being generated;

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

•“Part I Fees” refers to a quarterly fee on the net investment income of ARCC, CION Ares Diversified Credit Fund (“CADC”), ASIF, our open-ended European direct lending fund and our infrastructure private BDC. Such fees are classified as management fees as they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter, unless subject to a payment deferral;

•“Part II Fees” refers to fees from ARCC, ASIF, our open-ended European direct lending fund and our infrastructure private BDC that are paid in arrears as of the end of each calendar year when the respective cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of respective Part II Fees paid in all prior years since inception;

•“performance income” refers to income we earn based on the performance of a fund that is generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either incentive fees earned from funds with stated investment periods or carried interest;

•“perpetual capital” refers to the AUM of: (i) our publicly-traded vehicles, including ARCC, Ares Commercial Real Estate Corporation (NYSE: ACRE) (“ACRE”) and Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC) (“ARDC”); (ii) our non-listed, perpetual wealth vehicles that are primarily distributed through financial intermediaries, including ASIF, CADC, our open-ended European direct lending fund, our infrastructure private BDC, our non-traded real estate investment trusts (“REITs”) and Ares Private Markets Fund (“APMF”); (iii) Aspida Holdings Ltd. (together with its subsidiaries, “Aspida”); and (iv) certain other commingled funds and managed accounts that have an indefinite term, are not in liquidation, and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Perpetual Capital - Managed Accounts refers to managed accounts for single investors primarily in illiquid strategies that meet the perpetual capital criteria. Perpetual Capital - Private Commingled Funds refers to commingled funds that meet the perpetual capital criteria, not including our publicly-traded or perpetual wealth vehicles. Perpetual capital may be withdrawn by investors under certain conditions, including through an election to redeem an investor’s fund investment or to terminate the investment management agreement, which in certain cases may be terminated on 30 days’ prior written notice. In addition, the investment management or advisory agreements of certain of our publicly-traded and perpetual wealth vehicles have one year terms, which are subject to annual renewal by such vehicles;

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

•2024 Senior Notes” refers to senior notes issued by a wholly owned subsidiary of Ares Holdings in October 2014 with a maturity in October 2024. On October 8, 2024, Ares Holdings repaid the 2024 Senior Notes at maturity;

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

•“2052 Senior Notes” refers to senior notes issued by a wholly owned subsidiary of Ares Holdings in January 2022 with a maturity in February 2052; and

•“2054 Senior Notes” refers to senior notes issued by the Company in October 2024 with a maturity in October 2054.
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

PART I

Item 1. Business
Overview
Ares is a leading global alternative investment manager with $484.4 billion of assets under management and over 3,200 employees in over 35 offices in more than 15 countries. We offer our investors a range of investment strategies and seek to deliver attractive performance to an investor base that includes approximately 2,700 direct institutional relationships and a significant retail investor base across our publicly-traded funds, sub-advised accounts and perpetual wealth vehicles. Since our inception in 1997, we have adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns through market cycles. Ares believes each of its distinct but complementary investment groups in Credit, Real Assets, Private Equity and Secondaries is a market leader based on assets under management and investment performance. We believe we create value for our stakeholders not only through our investment performance, but also by expanding our product offerings, enhancing our distribution channels, increasing our global presence, investing in our non-investment functions, securing strategic partnerships and completing strategic acquisitions and portfolio purchases.

Our AUM has grown to $484.4 billion as of December 31, 2024 from $82.0 billion a decade earlier. As shown in the chart below, over the past five and ten years, our assets under management have achieved a compound annual growth rate (“CAGR”) of 27% and 19%, respectively ($ in billions):

10-Year AUM CAGR of 19%
5-Year AUM CAGR of 27%
$82
$94
$95
$106
$131
$149
$197
$306
$352
$419
$484
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
Credit
Real Assets
Private Equity
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

Integrated Investment Platform and Process

We operate our firm as an integrated investment platform with a collaborative culture that emphasizes sharing of knowledge and expertise. We believe the exchange of information enhances our ability to analyze investments, deploy capital and improve the performance of our funds and portfolio companies. We have established deep and sophisticated independent research capabilities in over 55 industries and insights from investments in over 1,900 companies, over 1,750 alternative credit investments, over 555 properties, over 60 infrastructure assets and over 885 limited partnership interests.
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

•Credit: Our experienced team takes a value-oriented approach which, among other factors, considers industry and market analysis, technical analysis, fundamental credit analysis and in-house research to identify investments that offer attractive value in comparison to the perceived credit risk profile. We use our longstanding relationships, considerable scale, research, industry knowledge, structuring expertise and often our direct-origination capabilities to invest actively across capital structures with a focus on selecting the best risk-adjusted returns for our investors, while also seeking to provide our borrowers a valued capital solution. Each investment decision involves an intensive due diligence process that is generally focused on evaluating the target company or portfolio, as applicable, and its current and future prospects, its management team and industry, its ability to withstand adverse conditions and its capital structure, sponsorship and structural protection, among others.

On January 1, 2024, we changed our segment composition. The special opportunities strategy, historically part of the Private Equity Group, is now referred to as opportunistic credit and is presented within the Credit Group.

•Real Assets: With our experienced team, along with our expansive network of relationships, our Real Assets Group manages equity and debt strategies across real estate and infrastructure investments. Across our real estate equity and debt investment strategies, our team differentiates itself through its cycle-tested leadership, demonstrated performance across market cycles, access to real-time property market and corporate trends, and proven ability to create value through a disciplined investment process. Our real estate activities are managed by equity and debt teams in North America and Europe, along with our vertically-integrated operating platform. These professionals collaborate frequently within and across strategies to enhance sourcing, exchange information to inform underwriting and leverage relationships to drive pricing power. Our real estate equity and debt teams have the flexibility to invest across the risk-return spectrum through core/core-plus, value-add and opportunistic investment strategies.

On December 1, 2024, Ares completed the acquisition of Walton Street Capital Mexico S. de R.L. de C.V. and certain of its affiliates (“WSM”) (the “WSM Acquisition”), a real estate asset management platform focused primarily on the industrial real estate sector in Mexico. The activities of WSM are presented within the Real Assets Group within our North American real estate equity strategy, which we renamed from U.S. real estate equity following the WSM Acquisition. The strategy name change did not result in any change to the historical composition of our segments.

The infrastructure strategy invests through both debt and equity in infrastructure assets and companies that provide essential services with stable cash flows and high barriers to entry. These investments typically demonstrate a lower correlation to public markets and may have inflation protections. Across our infrastructure opportunities and debt investment strategies, we have a long-tenured global team utilizing deep local sourcing capabilities and extensive sector experience to originate and manage a portfolio of diverse, high-quality investments across the globe. We have dedicated direct infrastructure opportunities and debt teams that collaborate to share market insights, support underwriting and enhance origination. Our infrastructure opportunities strategy focuses on value-add equity with a flexible mandate in climate infrastructure. Our infrastructure debt strategy targets global assets and businesses with defensive characteristics across the digital, transport, energy and utility sectors. Leveraging the established long-standing relationships, the strategy seeks to generate exclusive deal flow and high-quality investment opportunities.

•Private Equity: Our private equity investment professionals have deep domain expertise and a demonstrated ability to deploy capital across market environments, which allows them to be disciplined in their assessment of the best relative value opportunities and pursuit of attractive returns. We seek to be a private equity partner of choice to management teams and believe our partnership mentality and growth-oriented mindset helps well-position our portfolio companies for long-term success, whereby management teams gain access to our value creation expertise and extensive internal and external networks from diligence to exit. We believe our team’s continuity, significant industry and regional experience, accumulated knowledge of investing across market cycles and transaction types, along with our culture of collaboration, have been critical to our success.

•Secondaries: Our team invests in secondary markets across a range of alternative asset class strategies, including private equity, real estate, infrastructure and credit. Our secondary funds acquire interests across a range of partnership vehicles, including funds, multi-asset portfolios, single asset joint ventures, as well as build structured solutions to provide primary and secondary investors with flexible investment and exit options. These strategies involve the acquisition of interests from investors in existing funds as well as recapitalizing and restructuring the funds, including transactions that can address pending fund maturity, strategy change or the need for additional equity capital.

•Our other businesses include: (i) Ares Insurance Solutions (“AIS”); (ii) activities from our company sponsored SPAC that is formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination; and (iii) a venture capital business with fund strategies that are focused on applied artificial intelligence, among others.

We also recognize the importance of what we consider material environmental, social and governance (“ESG”) factors in our investment process to help enable us to generate attractive risk-adjusted returns and have adopted a Responsible Investment Program for this purpose. We work collaboratively with our various underwriting, asset management, legal and compliance teams to appropriately integrate relevant ESG considerations into our investment process.

In addition, as part of our growth strategy, we from time to time engage in discussions with counterparties with respect to various potential strategic transactions, including investments in, and acquisitions of, other companies or assets. We incur significant expenses for the evaluation, due diligence investigation and negotiation of potential strategic transactions.

Breadth, Depth and Tenure of our Senior Management

Ares was built upon the fundamental principle that each of our distinct but complementary investment groups benefits from being part of our broader platform. We believe that our strong performance, consistent growth and high talent retention through economic cycles is due largely to the effective application of this principle across our broad organization of over 3,200 employees. The management of our operating businesses is currently overseen by our board of directors and managed by our senior leadership. We have an Operating Committee comprised of leadership from our investment and business operations groups that meets regularly to discuss strategy and operational matters. We also have a Partners Committee comprised of senior leadership from across the firm that meets periodically to discuss our business, including investment and operating performance, fundraising, market conditions, strategic initiatives and other firm matters. Each of our investment groups is led by its own deep leadership team of highly accomplished investment professionals, who average approximately 25 years of investment experience in managing, advising, underwriting and restructuring companies. While primarily focused on managing strategies within their own investment group, these senior professionals are integrated within our platform through economic, cultural and structural measures. Our senior professionals have the opportunity to participate in the incentive programs of multiple investment groups to reward collaboration across our investment activities. This collaboration takes place on a daily basis and is formally promoted through internal systems and widely attended weekly or monthly meetings.

Human Capital

We believe that our people and our culture are the most critical strategic drivers of our success as a firm. Creating a welcoming and inclusive work environment with opportunities for growth and development is essential to attracting and retaining a high-performance team, which in turn is necessary to drive differentiated outcomes. We believe that our unique culture, which centers upon values of collaboration, responsibility, entrepreneurialism, self-awareness and trustworthiness makes Ares a preferred place for top talent at all levels to build a long-term career within the alternative investment management industry. To foster this culture, we invest heavily in our human capital efforts, including:

Talent Management: As of December 31, 2024, we had over 3,200 employees, comprised of over 1,100 professionals in our investment groups and over 2,100 operations management professionals, located in over 35 offices in more than 15 countries. We provide a comprehensive set of programs, policies and benefits to enable team members to thrive, grow and contribute to their highest potential.

•Governance and Policies: Ares is committed to providing a work environment in which all individuals act with integrity, and are treated with respect and dignity. Our equal opportunity employment, compliance, anti-harassment and anti-discrimination policies reinforce our culture.

•Recruiting and Onboarding: We pursue several strategic paths to hire top talent, including campus and lateral recruiting efforts. We prioritize making all new team members feel welcome and set them up for success through comprehensive onboarding training, ongoing touchpoints, and connections with our employee resource groups (“ERGs”), which are grassroots, employee-led, executive-sponsored groups and open to all team members. We seek feedback throughout the year to improve our recruiting and onboarding processes.

•Internship Training Program: Ares offers a formal internship program for students between their junior and senior years of college with the possibility of conversion to a full-time position in our analyst program upon graduation. Available roles span our investment and non-investment teams.

•Mentoring, Training and Employee Engagement: We provide formal and informal mentoring, learning and development, and employee engagement opportunities. We host frequent townhall meetings hosted by senior leadership and events to foster belonging. We also conduct anonymous firmwide surveys at least annually to evaluate employee morale, productivity and overall well-being.

•Education Sponsorship Program: Employees are encouraged to participate in degree programs, business-related seminars, workshops, ad-hoc academic courses, continued education seminars to maintain job-related licenses and other outside training courses to facilitate professional development.

•Internal Training and Development Programs: We continue to foster an environment that cultivates company and employee growth through educational programs focused on professional development, mandatory training and other learning opportunities that are offered in person or online. Our team is focused on the training and development of our employees and has invested in management development training for our leaders.

•Performance Management: We take a continuous feedback approach to performance management, encouraging leaders and team members to participate in goal setting and ongoing feedback discussions throughout the year. Our formal, firm-wide annual review process includes a self-assessment, a 360-degree feedback component, and round table discussions. Year-end evaluations are provided to employees by managers and include ratings to provide transparent feedback. In addition to the annual review, we also conduct mid-year performance reviews that are less formal and serve to evaluate progress against goals and as an opportunity to discuss specific career development objectives that were identified in the annual assessment. Training is provided for each phase of our performance assessment process.

•Retention, Rewards and Recognition: We provide competitive compensation and benefits to: (i) attract and retain talent; (ii) align the incentives of our employees with our investors and stakeholders; and (iii) support our employees across many aspects of their lives. We also have programs that seek to recognize significant team member contributions at the firm level.

Environmental, Social and Governance: We believe that targeted ESG efforts are a part of our objective of delivering attractive investment returns to our investors. We pursue a strategy that is designed to mitigate risks and create value by seeking to address business-relevant ESG issues. Our strategy starts with a corporate sustainability program focused on our corporate operations and then scales through our Responsible Investment Program that focuses on our investment platform.

•Governance: We have defined three tiers of roles and responsibilities for our ESG integration process: (i) oversight responsibility; (ii) defining implementation; and (iii) driving implementation. The oversight responsibility tier is led by our Global Head of ESG and consists of our most-senior professionals and decision-making bodies, including our board of directors. Next, our dedicated ESG team is responsible for defining implementation steps and processes in partnership with respective investment teams and ESG champions embedded within each business line to adapt Ares’ approach to strategy-specific implementation steps. Finally, we focus on driving implementation utilizing strategy-specific processes. Investment professionals, including our portfolio management teams, seek to execute ESG-related tasks for select investments and scalability of our approach.

•Responsible Investment Program: Our Responsible Investment Program describes our ESG integration and management processes. We believe our approach to integrating and managing what we consider to be material ESG considerations in the investment process can help manage risk, shape the long-term growth and performance of our investments and enable value creation opportunities. We aim to engage portfolio companies and assets to address business-relevant risks and opportunities and act responsibly towards stakeholders in line with our fiduciary duties.

•Reports and Disclosures: Our annual Sustainability Report communicates Ares’ corporate and strategy-specific progress and select highlights of our sustainability efforts. Additionally, where appropriate, we aim to engage with industry organizations to help shape emerging areas of ESG practice. Our Sustainability Disclosures supplement our annual Sustainability Report and are aligned with applicable Sustainability Accounting Standards Board (“SASB”) Standards and also considers the Global Reporting Initiative (“GRI”) Standards. We also publish our annual Climate Action Report aligned with the Taskforce on Climate-related Financial Disclosures (“TCFD”) recommendations. We believe the TCFD recommendations provide a useful framework to increase transparency on climate-related risks and opportunities within financial markets.

Diversity, Equity and Inclusion: We consider diversity, equity and inclusion (“DEI”) in connection with various talent processes and global business practices. Our human resources function, our global DEI Council, our DEI team and business leaders across the Ares platform work in partnership to implement a strategic framework to attract, engage and develop diverse talent within a welcoming environment, as well as to support DEI efforts in select investments and through our broader involvement in our communities.

•People and Culture: As part of our ongoing effort to foster a culture built on apprenticeship, we support the growth and advancement of talent through various mentorship and professional development programs. In line with our continued commitment to support an environment where all team members experience a genuine sense of belonging, we hold educational trainings and employee engagement events, often in partnership with our 14 employee communities that help to support our DEI strategy and recognize the different cultures, backgrounds and experiences of our employees. To create more transparency, we also aim to conduct periodic reviews with business leadership to assess our people and strategies to enable the long-term success of talent at Ares. In addition, as part of our commitment to equitable pay for all employees, we monitor and assess total compensation to help ensure we have alignment with role responsibilities and contributions.

•Business Processes and Investment Platform: We seek to embed DEI best practices into our business and investment diligence processes in an effort to drive innovation and returns. We have identified DEI champions within each investment group to help develop strategies for their asset class and integrate DEI considerations into the investment lifecycle, as appropriate. We also partner with select Ares private equity portfolio companies to understand their DEI efforts.

•Communities: We partner with organizations to foster diversity within our communities and promote corporate citizenship through charity and volunteerism. In partnership with our ERGs, we donated to various community organizations.

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

Flexibility: We believe that our culture benefits from people collaborating in-person in our offices, while also recognizing the value of flexibility. We are committed to providing flexibility to our employees, and in 2024, we continued to offer business group flexibility frameworks as well as our summer “Work From Anywhere” program, which allows people to work virtually for up to a maximum of three weeks. We will continue to offer a flexible working structure in 2025, while evaluating the ongoing effectiveness and determining what works best for our organization.

Philanthropy: We strive to be a force for good and to be a leader in our approach to giving and engagement. Our core values are to be collaborative, responsible, entrepreneurial, self-aware and trustworthy. These core values motivate us to seek innovative yet practical solutions to some of society’s most pressing concerns. Empathy and compassion guide our approach to “doing good” such that our charitable efforts aim to help improve people’s quality of life. Philanthropy at Ares includes:

•Ares Charitable Foundation (the “Ares Foundation”): A 501(c)(3) qualifying organization sponsored by the firm, the Ares Foundation, launched in 2021, envisions a world in which people have access to the financial knowledge, resources and opportunities needed to achieve their full potential and chart pathways to self-sufficiency.

The Ares Foundation funds initiatives that help provide career preparation and reskilling, encourage entrepreneurship and deepen individuals’ understanding of personal finance. This includes support for the design, pilot and scale up of new approaches that encourage innovation to help close the wealth gap in the communities where the firm does business. Moreover, the Ares Foundation undertakes research and special initiatives intended to inform both the philanthropic sector and policy.

In addition, the Ares Foundation Learning Communities support grantees through knowledge-building and exchange to complement the funding they receive. These communities of practice help organizations establish aligned networks, develop knowledge to inform their work and build organizational capacity for innovation by accessing support from other funders. The year-long, cohort experience explores topics like measurement, evaluation and storytelling.

Guided by the belief that as the firm thrives, so should our communities and our society, Ares is committed to donating a portion of our annualized, realized net performance income from select Ares funds to tie investment performance to social impact.

•Pathfinder and Other Funds: In addition, Ares committed to donate a minimum of 10% of the carried interest generated from Ares Pathfinder Fund, L.P. (“Pathfinder I”) and Ares Pathfinder Fund II, L.P. (“Pathfinder II”) and 5% of the incentive fees generated from an open-ended core alternative credit fund to global health and educational charities, contributed by the firm and our team members.

•Ares in Motion (“AIM”): Our signature platform for employee engagement has empowered our team members to support local communities and nonprofit organizations since 2012. AIM engages employees in grassroots volunteerism, encourages their service with nonprofit boards and other pro bono opportunities, and amplifies their personal donations with charitable matches. Furthermore, employees who volunteer as AIM Champions enjoy opportunities to organize and lead volunteer activities in the U.S., Europe and Asia-Pacific (“APAC”) to benefit the communities in which they live and work.

Our annual Summer of Service engages Ares employees around the world in both service and skills-based “give back” opportunities. In addition, our nonprofit board training and placement program provides a way for team members to make a difference in their communities beyond firm-sponsored volunteer activities. AIM also helps bring our team members into thoughtful dialogue with nonprofit leaders through virtual fireside chat events so that employees can learn more about their organizations, understand the purpose and significance of their work, and glean valuable insights to apply professionally and personally.

Furthermore, we leverage AIM to sponsor and match team members’ support of charitable causes like disaster relief, mental health, and education. In addition, we offer matching funds to augment team members’ sponsorship of nonprofits’ mission-driven events. The firm also sponsors these kinds of events through our business lines, and offers opportunities for employees to participate in these funded activities.

2024 Highlights

Fundraising
In 2024, we raised $92.7 billion in gross new capital commitments for more than 185 different investment vehicles. Of the $92.7 billion, $70.4 billion was raised directly from over 660 institutional investors, of which over 310 were new to Ares, and $22.3 billion was raised through intermediaries. The charts below summarize our gross new capital commitments by investment group and strategy ($ in billions):

Credit: $69.1	Real Assets: $11.5

U.S. Direct Lending	European Direct Lending	Liquid Credit	Alternative Credit	Real Estate Debt	North American Real Estate Equity	European Real Estate Equity

Opportunistic Credit	APAC Credit	Other		Infrastructure Debt	Infrastructure Opportunities

Private Equity: $0.5	Secondaries: $5.1

Corporate Private Equity	Other	Private Equity Secondaries	Infrastructure Secondaries

		Credit Secondaries	Real Estate Secondaries

Other Businesses: $6.5

Insurance

The chart below summarizes gross new capital raised from existing and new direct institutional investors for the year ended December 31, 2024:

Existing - Re-Up	Existing - New Product	New

In 2024, 85% of our fundraising from direct institutional investors was from existing investors that either committed to a new product or re-upped their commitment to a subsequent fund vintage within the same product. We believe the fundraising from existing investors demonstrates our investors’ satisfaction with our performance, disciplined management of their capital and diverse product offering.

Capital Deployment

In 2024, we invested $106.7 billion across our diverse global platform as shown in the following charts ($ in billions):

Credit $87.6	Real Assets: $9.8

U.S. Direct Lending	Alternative Credit	European Direct Lending	Liquid Credit	North American Real Estate Equity	Real Estate Debt	Infrastructure Debt

Opportunistic Credit	APAC Credit	Other		European Real Estate Equity	Infrastructure Opportunities

Private Equity: $0.4	Secondaries: $5.1

Corporate Private Equity	APAC Private Equity	Private Equity Secondaries	Real Estate Secondaries

		Infrastructure Secondaries	Credit Secondaries

Other Businesses: $3.8

Insurance

Of the $106.7 billion invested, $50.1 billion was from our drawdown funds. Our capital deployment in drawdown funds was comprised of the following ($ in billions):

Credit	Real Assets	Private Equity	Secondaries

Investment Groups

Each of our investment groups employs a disciplined, credit-oriented investment philosophy and is managed by a seasoned leadership team of senior professionals with extensive experience investing in, advising and underwriting assets held by our funds.

Credit	Real Assets	Private Equity	Secondaries	Other Businesses
	A leading participant in the non-investment grade corporate credit markets	A leading participant in equity and debt investment strategies for real estate and infrastructure assets and a growing direct lender	Provide control and significant influence capital solutions to growth-oriented companies to drive shared long-term success	Includes investments in secondary markets across private equity, real estate, infrastructure and credit asset class strategies	Includes an emerging solutions provider to insurance clients in the U.S., our sponsored SPACs and a venture capital business focused on applied artificial intelligence
AUM	**$348.8 billion**[(1)]	**$75.3 billion**	**$24.0 billion**	**$29.2 billion**	**$7.1 billion**
Investment Strategies	Liquid Credit Alternative Credit U.S. Direct Lending European Direct Lending Opportunistic Credit APAC Credit	North American Real Estate Equity European Real Estate Equity Real Estate Debt Infrastructure Opportunities Infrastructure Debt	Corporate Private Equity APAC Private Equity	Private Equity Secondaries Real Estate Secondaries Infrastructure Secondaries Credit Secondaries	Insurance SPACs Venture Capital
Investment Funds	**~280** funds	**~80** funds	**~60** funds	**~85** funds	**~7** funds
Investment and Investor Relations Personnel	**~615** professionals	**~390** professionals	**~85** professionals	**~100** professionals	**~25** professionals
Local Market Presence	North America, Europe & Asia-Pacific	North America & Europe	North America, Europe & Asia-Pacific	North America, Europe & Asia-Pacific	North America, Europe & Asia-Pacific
Current Portfolio	**~1,850** companies **~1,750** alternative credit investments	**~550** properties **~60** infrastructure assets	**~65** companies	**~885** limited partnership interests	**$71.5 billion**[(2)] of managed insurance investments across our platform

(1)As of December 31, 2024, AUM amounts include vehicles managed by Ivy Hill Asset Management, L.P., a wholly owned portfolio company of ARCC and an SEC-registered investment adviser (“IHAM”).
(2)$71.5 billion in AUM represents investments by insurance companies in various Ares’ funds, SMAs and co-investments versus one discrete insurance platform.

Credit Group

Through our Credit Group, we serve as one of the largest managers of credit strategies across the non-investment grade credit universe, with $348.8 billion of AUM and over 280 funds as of December 31, 2024. The Credit Group provides solutions for investors seeking to access a wide range of credit assets, including liquid credit, alternative credit and direct lending products. The Credit Group capitalizes on opportunities across traded and non-traded corporate and consumer debt across the U.S. and European markets, providing investors access to directly originated fixed and floating rate credit assets along with the ability to capitalize on illiquidity premiums across the credit spectrum. Our U.S. and European direct lending strategies are among the largest in their respective markets.

The Credit Group offers the following credit strategies across the liquid and illiquid spectrum:

Liquid Credit: Our liquid credit investment solutions help fixed income investors access the syndicated loan and high yield bond markets in North America and Europe and capitalize on opportunities across multi-asset credit. The syndicated loans strategy focuses on evaluating individual credit opportunities related primarily to non-investment grade senior secured loans and primarily targets first lien senior secured loans, with a secondary focus on second lien senior secured loans and subordinated and other unsecured loans. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Multi-asset credit is a “go anywhere” strategy designed to offer investors a flexible solution to global credit investing by allowing us to tactically allocate between multiple asset classes in various market conditions. As of December 31, 2024, our liquid credit team of over 45 investment professionals managed $46.9 billion of AUM in over 115 funds and separately managed accounts (“SMAs”).

Alternative Credit: Our alternative credit strategy seeks to capitalize on asset-focused investment opportunities that fall outside of traditional, well-defined markets such as corporate debt, real estate and private equity. As of December 31, 2024, our alternative credit team of over 75 professionals managed $41.5 billion of AUM in over 25 private funds and SMAs for a global investor base. Our alternative credit strategy emphasizes downside protection and capital preservation through a focus on investments that tend to share the following key attributes: asset security, covenants, cash flow velocity and other features designed to capture value and minimize risk to principal. Our investment approach is designed to capture and create value by including our firm’s platform insights to assess risk and relative value.

Opportunistic Credit: Our opportunistic credit strategy seeks to invest in middle market companies that need flexible capital solutions, primarily in the form of debt and preferred equity and to a lesser extent, common equity. We partner with healthy, stressed and distressed companies across North America and Europe, operating in the void between traditional senior private debt and private equity. We seek to consistently invest in private market opportunities and, when deemed attractive, flex into stressed public markets, often seeking to leverage a public investment into a private follow-on opportunity. As of December 31, 2024, our opportunistic credit team of over 30 investment professionals managed $14.9 billion of AUM in four funds as of December 31, 2024. Our special opportunities strategy, formerly part of the Private Equity Group, was integrated into the Credit Group in 2024 to form the foundation for our opportunistic credit strategy.

Direct Lending: Through our direct lending strategy, we serve as one of the largest self-originating direct lenders to the U.S. and European markets, with $233.7 billion of AUM in over 115 funds and investment vehicles, including more than 40 SMAs, as of December 31, 2024. We manage various types of direct lending vehicles within our U.S. and European direct lending teams including commingled funds, SMAs for large institutional investors seeking tailored investment solutions and joint venture lending programs.

Our direct lending team has a multi-channel origination strategy designed to address a broad set of investment opportunities in the middle market. We focus on being the lead or sole lender to our portfolio companies which we believe allows us to exert greater influence over deal terms, capital structure, documentation, fees and pricing, while securing our position as a preferred source of financing for our transaction partners. The team maintains a flexible investment strategy with the capability to invest in first lien senior secured loans (including “unitranche” loans which are loans that combine senior and subordinated debt, generally in a first lien position), second lien senior secured loans, subordinated debt, preferred equity and non-control equity co-investments in middle market companies.

U.S. Direct Lending: Our U.S. direct lending team is comprised of over 225 investment professionals that cover more than 565 financial sponsors and provide a wide range of financing solutions to middle market companies that typically range from $10 million to over $500 million in earnings before interest, tax, depreciation and amortization (“EBITDA”). As of December 31, 2024, our U.S. direct lending team and its affiliates managed $159.1 billion of AUM in over 80 funds and investment vehicles. Primary areas of focus for our U.S. direct lending teams include:

•Ares Capital Corporation: ARCC is a leading specialty finance company focused on providing direct loans to and making other investments in middle market companies in the U.S. ARCC has elected to be regulated as a BDC and was the largest publicly-traded BDC by market capitalization in the U.S. as of December 31, 2024.

•Ares Strategic Income Fund: ASIF is a closed-end investment company focused primarily on providing direct loans to private market companies in the U.S., and to a lesser extent, broadly syndicated loans and other more liquid credit opportunities, including in publicly-traded debt instruments. ASIF has elected to be regulated as a BDC.

•U.S. Commingled Funds and SMAs: Outside of ARCC and ASIF, U.S. direct lending also generates fees from other funds, including commingled funds which focus on: (i) first lien senior secured loans to middle market companies; (ii) junior debt investments in upper middle market companies; (iii) flexible capital to sports leagues and teams, sports industry related companies and entertainment companies; (iv) flexible capital to commercial-stage specialty healthcare companies; and (v) asset-based loans to middle market and specialty finance companies.

European Direct Lending: Our European direct lending team is comprised of over 90 investment professionals, with the ability to invest across the capital structure and across several geographies in Europe. The team covers over 395 financial sponsors, offers self-originated, flexible and scaled debt capital predominantly to companies with EBITDA typically ranging from €10 million to over €250 million. As of December 31, 2024, our European direct lending team managed $74.6 billion of AUM in over 35 funds, including commingled funds and SMAs. Our European team also manages an open-ended fund that primarily invests in directly originated, senior secured, floating-rate loans to European companies. Our open-ended European direct lending fund provides investors the opportunity to generate attractive current income and increased portfolio diversification.

APAC Credit: Our APAC credit team manages credit and special situations investments in the APAC region. Our APAC special situations strategy focuses on primary and secondary special situations, primarily targeting restructuring-related situations, deep value acquisitions and distressed financing. Our APAC private credit strategy targets privately sourced loans in high quality businesses across the region. APAC credit primarily employs a direct origination model and aims to provide flexible capital solutions to its investee companies and compelling risk-reward investment opportunities to our investors. As of December 31, 2024, our APAC credit team of over 70 investment professionals managed $11.5 billion of AUM in over 15 funds and related co-investment vehicles.

The following charts present the Credit Group’s AUM and FPAUM as of December 31, 2024 by investment strategy ($ in billions):

AUM: $348.8	FPAUM: $209.2

U.S. Direct Lending	European Direct Lending	Liquid Credit	Alternative Credit	Opportunistic Credit	APAC Credit	Other

Real Assets Group
Our Real Assets Group manages comprehensive public and private equity and debt strategies with $75.3 billion of AUM in over 80 investment vehicles as of December 31, 2024. With our experienced team, along with our expansive network of relationships, our Real Assets Group capitalizes on opportunities in equity and debt investing across real estate and infrastructure investment strategies.

Real Estate: Our real estate strategies encompass equity and debt across core, value-add and opportunistic strategies in North America and Europe. We provide investors access to our real estate investment capabilities through several vehicles: closed-end North American and European multi-sector equity funds, an open-ended industrial real estate fund, open-ended U.S. and European debt funds, SMAs, our diversified non-traded REIT, our industrial non-traded REIT and our publicly-traded commercial mortgage REIT, ACRE. Our regional teams have local expertise and relationships and plug into Ares’ global network to gain insights into the companies and industries that are often the tenants in our buildings or are driving commercial activity in the markets where we invest. Our real estate portfolio is primarily allocated to industrial, multifamily and adjacent sectors. As we manage strategies across the return spectrum, capital stack and across geographies, we provide our investors with a full range of solutions and access to the widest set of opportunities sourced by our team. Our real estate platform has achieved significant scale over time through both organic fundraising efforts as well as various acquisitions.

Real Estate Equity: Our real estate equity team, with over 255 investment professionals, has extensive real estate private equity experience in North America and Europe. Our team primarily acquires standing assets and improves them through renovating, repositioning and retenanting and selectively developing assets in supply-constrained markets. As of December 31, 2024, our real estate equity team managed $40.8 billion of AUM in over 45 investment vehicles. Primary areas of focus for our real estate equity teams include:

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

•Real Estate Value-Add: Our North American and European value-add real estate strategy focuses on undermanaged and underfunded income-producing assets across various property sectors in North America and Europe. The strategy seeks to create value and generate stable and growing distributions to investors by buying properties at attractive valuations, implementing asset management initiatives to increase income and identifying multiple exit strategies upfront.

•Real Estate Opportunistic: Our North American and European opportunistic real estate strategy capitalizes on increased investor demand for developed and stabilized assets by focusing on the repositioning of assets, capitalization of distressed and special situations, and risk-mitigated developments across all major property types, as well as select and adjacent sectors, across North America and Europe.

Real Estate Debt: Our real estate debt team, with over 40 professionals, primarily focuses on directly originating a wide range of financing opportunities in the U.S. and Europe. As of December 31, 2024, our real estate debt team managed $17.5 billion of AUM globally through open-ended funds, SMAs and ACRE. By investing through multiple investment vehicles, our real estate debt team has the ability to provide flexible financing across the capital structure and risk-return spectrum, including core/core-plus, value-add, and opportunistic debt. While our real estate debt strategy focuses predominantly on directly originated transactions, we also have the ability to selectively pursue secondary market acquisitions and syndicated transactions.

Infrastructure: Our long-tenured global infrastructure team seeks to utilize its strong local sourcing capabilities and extensive sector experience to originate and manage diverse, high-quality infrastructure investments across the globe and, as of December 31, 2024, managed $17.0 billion of AUM in more than 20 investment vehicles.

Infrastructure Opportunities: Our infrastructure opportunities team consists of over 30 investment professionals and managed $7.4 billion of AUM in more than ten investment vehicles as of December 31, 2024. We seek to utilize a broad origination strategy, flexible investment approach, and leverage industry relationships and the Ares platform to build a portfolio of high-quality climate investments and deliver attractive risk-adjusted returns. We believe our experience as value-add investors, flexible approach, and broad infrastructure experience positions us well to take advantage of the growing opportunity set across the climate infrastructure market. Our infrastructure opportunities team also manages an infrastructure private BDC, which primarily invests in stable, operating infrastructure assets that provide current income in a perpetual, semi-liquid and tax-efficient structure.

Infrastructure Debt: Our global infrastructure debt team consists of over 25 investment professionals and sources assets and businesses across regions with defensive characteristics across the digital, transport, energy and utility sectors. As of December 31, 2024, our global infrastructure debt team managed $9.6 billion of AUM in ten investment vehicles. We employ a direct origination and tailored structuring approach to provide borrowers with flexible financing solutions. We aim to deliver attractive risk adjusted returns focused on cash yield by targeting infrastructure debt investments with defensive characteristics that have the potential to perform across different market cycles. Our structuring experience helps enhance cash yield and reduce downside risks in a core asset class.

The following charts present the Real Assets Group’s AUM and FPAUM as of December 31, 2024 by investment strategy ($ in billions):

AUM: $75.3	FPAUM: $44.1

North American Real Estate Equity	Real Estate Debt	Infrastructure Debt	European Real Estate Equity	Infrastructure Opportunities

Private Equity Group

Our Private Equity Group has achieved compelling investment returns for limited partners and, as of December 31, 2024, managed $24.0 billion of AUM in over 60 funds. The group broadly categorizes its investment strategies into corporate private equity, which focuses on investments in North America and Europe, and APAC private equity, which focuses on investments in the APAC region.

Corporate Private Equity: Our team consists of over 50 investment professionals based primarily in Los Angeles and London. Our private equity funds are leaders in the North American and European middle market, where they focus on growth buyouts, with the ability to flex into distressed investing during periods of market transition and dislocation. We seek to invest in high-quality middle market companies in our core industries of healthcare, services, industrials and consumer where we can utilize the team’s extensive growth-oriented investing experience and dedicated value creation system to target attractive returns across market environments. This differentiated strategy, together with the broad resources of the Ares platform, widens our universe of potential investment opportunities and allows us to remain active across various market environments.

APAC Private Equity: Our APAC private equity strategy focuses on investing in seven key consumer categories that we believe benefit disproportionately from higher disposable income levels. The strategy focuses on primarily pursuing structured growth equity investments in control, joint control and minority ownership formats. Our APAC private equity team consists of over 25 investment professionals as of December 31, 2024 and focuses on investing in companies that give us exposure to increasing consumer spending and urbanization in our target markets. In times of economic dislocation, we also seek to invest opportunistically where the focus is on dislocations and catalysts that lead to high-quality assets becoming available for purchase at deeply discounted prices. While we look for deep value opportunities in consumer-driven companies, our deep value approach can develop into asset-oriented opportunities.

The following charts present the Private Equity Group’s AUM and FPAUM as of December 31, 2024 by investment strategy ($ in billions):

AUM: $24.0	FPAUM: $11.4

Corporate Private Equity	APAC Private Equity

Secondaries Group

Our Secondaries Group invests in secondary markets primarily in North America and across a range of alternative asset class strategies, including private equity, real estate, infrastructure and credit. As of December 31, 2024, our team manages $29.2 billion of AUM in over 85 funds. Our team has a track record of innovation through customized transaction solutions tailored to meet the needs of limited partners and general partners. We have established ourselves among the most active secondary investors engaged in recapitalizing and restructuring existing limited partnership interests in funds with a focus on transactions that can address pending fund maturity, strategy change or the need for additional equity capital.

Private Equity Secondaries: The private equity secondaries strategy seeks to achieve attractive secondary cash flow and diversification characteristics by investing across the spectrum of private equity secondaries transactions. As of December 31, 2024, our private equity secondaries team of more than 35 investment professionals managed $15.8 billion of AUM in over 40 funds and related co-investment vehicles. We continue to maintain a differentiated investment strategy that utilizes our skills in fundamental manager and portfolio analysis, our quantitative research capabilities and the support and insights from the wider Ares platform with the aim to generate strong risk-adjusted returns. Our private equity secondaries team also manages APMF. APMF invests in an actively managed portfolio of private equity and other private assets across the spectrum of private equity secondaries transactions.

Real Estate Secondaries: As of December 31, 2024, our real estate secondaries team of more than 20 investment professionals managed $7.8 billion of AUM in over 30 funds and related co-investment vehicles. Our real estate secondaries team acquires interests and provides secondary solutions across a range of partnership vehicles, including private real estate funds, multi-asset portfolios and single property joint ventures. Our team seeks broad diversification by property sector and geography and to drive investment results through underwriting, transaction structuring and portfolio construction.

Infrastructure Secondaries: The infrastructure secondaries strategy seeks to accelerate the benefits of traditional infrastructure by providing diversified low risk exposure through preferred structure, traditional limited partnership and general partner led continuation vehicle transactions. As of December 31, 2024, our infrastructure secondaries team of more than ten investment professionals managed $3.7 billion of AUM in more than ten funds and related co-investment vehicles. Our team focuses on achieving diversification through building a portfolio that provides inflation protection and exposure to uncorrelated assets.

Credit Secondaries: Our credit secondaries strategy seeks to create a highly diversified portfolio of primarily senior secured private credit interests across North America and Europe, acquired directly or indirectly through secondary market transactions. As of December 31, 2024, our credit secondaries team of more than ten investment professionals managed $1.9 billion of AUM in three funds and related co-investment vehicles. Our team represents a combination of our credit and secondaries capabilities, leveraging extensive industry experience and a cycle-tested investment approach that enable us to identify attractive risk-adjusted opportunities.

The following charts present the Secondaries Group’s AUM and FPAUM as of December 31, 2024 by investment strategy ($ in billions):

AUM: $29.2	FPAUM: $22.4

Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries
Other Businesses

Certain operating segments and growth opportunities have not reached the scale and magnitude to be presented individually; therefore, we present the results for these businesses collectively. These strategies seek to expand our reach in new global markets and include AIS, our SPAC business and our venture capital business.

Ares Insurance Solutions: AIS is Ares’ dedicated, in-house team that provides solutions to insurance clients including asset management, capital solutions and corporate development. AIS strives to provide insurers with attractive risk and capital adjusted return profiles that fit within regulatory, rating agency and other counterparty guidelines. Leveraging over 1,100 investment professionals across the firm’s investment groups, AIS creates tailored investment solutions that meet the unique objectives of our insurance clients. AIS is overseen by an experienced management team with direct insurance industry experience in many areas directly applicable to AIS and our insurance company clients. Members of the Ares team have previously held senior positions at leading insurers. AIS acts as the dedicated investment manager, capital solutions and corporate development partner to Aspida Life Insurance Company and Aspida Life Re Limited (collectively referred to as “Aspida”), which are insurance companies that focus on the U.S. life and annuity insurance and reinsurance markets, respectively. AIS manages $18.7 billion of AUM as of December 31, 2024, of which $12.3 billion is sub-advised by Ares vehicles and included within other strategies.

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

Venture Capital: Our venture capital business is focused on fund strategies that seek to advance proprietary artificial intelligence solutions and to partner with industry leading vendors to help drive efficiencies for our portfolio companies, assets and certain investment and business processes.

The following charts present Other Businesses AUM and FPAUM as of December 31, 2024 by investment strategy ($ in billions):

AUM: $7.1	FPAUM: $5.5

Insurance	Other
Product Offering
To meet investors’ growing demand for alternative investments, we manage investments in an increasingly comprehensive range of funds across a spectrum of compelling and complementary strategies. We have demonstrated an ability to consistently generate attractive and differentiated investment returns across these investment strategies and through various market environments. We believe the breadth of our product offering, our expertise in various investment strategies and our proficiency in attracting and satisfying our growing institutional and wealth client base has enabled and will continue to enable us to increase our AUM across each of our investment groups.
Investor Base and Fundraising

Our diverse investor base includes direct institutional relationships and a significant number of wealth investors. Our high-quality institutional investor base includes corporate and public pension funds, insurance companies, sovereign wealth funds, banks, investment managers, endowments and foundations. We have grown the number of these relationships from over 850 in 2019 to approximately 2,700 in 2024.

As of December 31, 2024, $389.9 billion, or 80% of our $484.4 billion of AUM, was attributable to our direct institutional relationships. As of December 31, 2024, our total AUM was divided by channel, and further our institutional direct AUM by client type and geographic origin as follows ($ in billions):

Institutional Direct	Retail	Institutional Intermediaries	Pension	Insurance	Bank	North America	Europe	APAC
			Sovereign Wealth Fund	Other	High Net Worth and Private Bank	Middle East & Africa
Investment Manager

The following chart presents the AUM of investors committed to more than one of our funds as of December 31, 2024 compared to December 31, 2019 ($ in billions):

We believe that the AUM of multi-fund investors demonstrates our investors’ satisfaction with our performance, disciplined management of their capital and diverse product offering. Their loyalty has facilitated the growth of our existing businesses and we believe improves our ability to raise new funds and successor funds in existing strategies in the future.
Institutional investors continue to demonstrate interest in SMAs, which include contractual arrangements and single investor vehicles and funds, because these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional commingled funds. As of December 31, 2024, $106.0 billion, or 27%, of our direct institutional AUM was managed through SMAs.
We believe that client relationships are fundamental to our business and that our performance across our investment groups coupled with our focus on client service has resulted in strong relationships with our investors. Our dedicated and extensive in-house relationship management team, comprised of over 175 professionals located in North America, Europe,

APAC and the Middle East, is dedicated to raising capital globally across all of our funds, servicing existing fund investors and tailoring offerings to meet their needs, developing products to complement our existing offerings, and deepening existing relationships to expand them across our platform. We also have strategic initiatives focused on expanding our presence in Latin America and Australia. Our senior relationship management team maintains an active and transparent dialogue with an expansive list of investors. This team is supported by product managers and investor relations professionals with deep experience in each of our complementary investment groups that are dedicated to servicing our existing and prospective investors.
In addition to our expansive relationships with institutional investors, we have further diversified our investor base through our publicly-traded vehicles and through our wealth distribution platform, AWMS. AWMS facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel with over 140 professionals. As of December 31, 2024, our publicly-traded and perpetual wealth vehicles account for $74.3 billion, or 15%, of our AUM.

Operations Management Group
The OMG consists of shared resource groups to support our operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy and relationship management, and distribution, including AWMS. Our clients seek to partner with investment management firms that not only have compelling investment track records across multiple investment products but also possess seasoned operational support functions. As such, significant investments have been made to develop the OMG. We have successfully launched new business lines, integrated acquired businesses into our operations and created scale within the OMG to support a much larger platform.

Organizational Structure
The simplified diagram below (which omits certain intermediate holding companies) depicts our legal organizational structure. Ownership information in the diagram below is presented as of December 31, 2024. Ares Management Corporation (“AMC”) is a holding company and through subsidiaries is the general partner of the Ares Operating Group entity and operates and controls the business and affairs of the Ares Operating Group. AMC consolidates the financial results of the Ares Operating Group, its consolidated subsidiaries and certain consolidated funds.

Holdco Members
Ares Partners Holdco LLC
Co-Founders & other senior professional owners
Ares Management GP LLC
Ares Voting LLC
Ares Owners Holdings L.P.
Class B common stock
No economic rights
Voting rights described below
Class C common stock
No economic rights
Voting rights described below
8.29%(1) Class A and non-voting common stock
(NYSE:ARES)
Voting rights described below
Non-Voting common stock 100%(1)
Sumitomo Mitsui Banking Corporation
3.52%(1) Class A common stock
(NYSE:ARES)
Voting rights described below
Ares Management Corporation (Issuer)
88.19%(1) Class A common stock
(NYSE:ARES)
Voting rights described below
Public Common Shareholders
64.94% GP
Series B Mandatory Convertible Preferred Stock
(NYSE:ARES:PRB)
Public Preferred Shareholders
Ares Operating Group Units
Not publicly traded
Exchangeable on a one-for-one basis for publicly traded Class A common stock
35.06% LP
Ares Holdings L.P.
100% indirectly
Ares Management LLC
Ares Finance Co. LLC
(includes vintages I-IV)
Ares Investments Holdings LLC

(1)Assuming the full exchange of AOG Units for shares of our Class A common stock, as of December 31, 2024, Ares Owners Holdings L.P. would hold 37.35%, Sumitomo Mitsui Banking Corporation (“SMBC”) would hold 5.38% and the public would hold 57.27% of AMC. Inclusive of Class A common stock held directly by Ares employees and assuming the full exchange of AOG Units for shares of our Class A common stock, Ares employee ownership would represent 42.05% of all outstanding shares. Economic interests of AMC are calculated based on 199,872,571 outstanding shares of Class A common stock and 3,489,911 outstanding shares of non-voting common stock.

Holding Company Structure

Our common stockholders are entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote under the Delaware General Corporation Law (the “DGCL”), including the election of our board of directors. Holders of shares of our Class A common stock are entitled to one vote per share of our Class A common stock. On any date on which the Ares Ownership Condition (as defined in the Certificate of Incorporation) is satisfied, the holder of shares of our Class B common stock is, in the aggregate, entitled to a number of votes equal to (x) four times the aggregate number of votes attributable to our Class A common stock minus (y) the aggregate number of votes attributable to our Class C common stock. On any date on which the Ares Ownership Condition is not satisfied, the holder of shares of our Class B common stock is not entitled to vote on any matter submitted to a vote of our stockholders. The holder of shares of our Class C common stock is generally entitled to a number of votes equal to the number of AOG Units (as defined in the Certificate of Incorporation) held of record by each Ares Operating Group Limited Partner (as defined in the Certificate of Incorporation) other than the Company and its subsidiaries. Ares Management GP LLC is the sole holder of shares of our Class B common stock and Ares Voting LLC is the sole holder of shares of our Class C common stock. Our Class B common stock and our Class C common stock are non-economic and holders thereof shall not be entitled to: (i) dividends from the Company or (ii) receive any assets of the Company in the event of any dissolution, liquidation or winding up of the Company. Ares Management GP LLC and Ares Voting LLC are both wholly owned by Ares Partners Holdco LLC. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”) and qualifies for exceptions from certain corporate governance rules of the NYSE. The Company also has non-voting common stock solely held by SMBC, which has the same economic rights as the Class A common stock. Our Series B mandatory convertible preferred stock has voting rights with respect to certain amendments to our Certificate of Incorporation or the Certificate of Designations, certain business combination transactions and certain other matters, subject to certain exceptions. However, holders of our Series B mandatory convertible preferred stock are not entitled to vote on an as-converted basis with common stockholders on matters on which holders of common stockholders are entitled to vote.
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
AMC holds through subsidiaries a number of AOG Units equal to the number of shares of Class A common stock that AMC has issued. The AOG Units held by AMC and its subsidiaries are economically identical in all respects to the AOG Units that are not held by AMC and its subsidiaries. In connection with the issuance of the Series B mandatory convertible preferred stock, the Ares Operating Group entity also issued preferred “mirror units” with economic terms designed to mirror those of our Series B mandatory convertible preferred stock. Accordingly, AMC receives the distributive share of income of the Ares Operating Group from its equity interest in the Ares Operating Group.

Structure and Operation of our Funds
We conduct the management of our funds and other similar private vehicles primarily through organizing a limited partnership or other limited liability structure in which entities organized by us accept commitments and/or funds for investment from institutional investors and other investors. Such commitments are generally drawn down from investors on an as needed basis to fund investments over a specified term. Our Credit Group funds also include structured funds in which the investor’s capital is fully funded upon or soon after the subscription for interests in the fund. The CLOs that we manage are structured investment vehicles that are generally private limited liability companies. Our drawdown funds are generally organized as limited partnerships or limited liability companies. However, there are non-U.S. funds that are structured as corporate or non-partnership entities under applicable law. We also advise a number of investors through SMA relationships structured as contractual arrangements or single investor vehicles. In the case of our SMAs that are not structured as single investor vehicles, the investor, rather than us, generally controls custody of the investments with respect to which we advise. We also manage several publicly-traded and perpetual wealth vehicles with varying redemption criteria. In addition, Class A ordinary shares issued by AAC II are redeemable for cash by the public shareholders in the event that AAC II does not complete a business combination or tender offer associated with stockholder approval provisions.

Our funds are generally advised by Ares Management LLC, which is registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), a wholly owned subsidiary thereof or subsidiary controlled by AMC. Responsibility for the day-to-day operations of each investment vehicle is typically delegated to the Ares entity serving as investment adviser pursuant to an investment advisory, management or similar agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles and certain rights of termination with respect to our investment advisory agreements. With the exception of certain of the publicly-traded and perpetual wealth vehicles, the investment vehicles themselves do not generally register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in reliance on applicable exemptions thereunder.

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

Capital Invested In and Through Our Funds

To further align our interests with those of investors in our funds, we have invested the firm’s capital and that of our professionals in the funds we sponsor and manage. General partner capital commitments to our funds are determined separately with respect to our funds and, generally, do not exceed 5% of the total commitments of any particular fund. We determine the general partner capital commitments based on a variety of factors, including regulatory requirements, investor requirements, estimates regarding liquidity over the estimated time period during which commitments will be funded, estimates regarding the amounts of capital that may be appropriate for other opportunities or other funds we may be in the process of raising or are considering raising, prevailing industry standards with respect to sponsor commitments and our general working capital requirements. Our general partner capital commitments are typically funded with cash and not with carried interest or deferring management fees. We offer a portion of the general partner commitments to our eligible professionals in many of our funds. As of December 31, 2024, we and our employees had more than $6.0 billion invested in or committed to Ares-managed vehicles, including $3.0 billion of capital commitments from Ares, $2.8 billion of capital commitments from our employee co-investment vehicles and $0.2 billion of employee investments in our publicly-traded and perpetual wealth vehicles.

Regulatory and Compliance Matters

Our businesses, as well as the financial services industry, generally are subject to extensive regulation, including periodic examinations and potential investigations by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, the management of our funds, antitrust laws, anti-money laundering laws, anti-bribery laws relating to foreign officials, tax laws and data privacy laws with respect to client and other information, and some of our funds invest in businesses that operate in highly regulated industries. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could expose us to liability and/or reputational damage. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the laws or rules, or interpretation or enforcement of existing laws and rules, either in the U.S. or elsewhere, may directly affect our mode of operation and profitability. See “Item 1A. Risk Factors—Risks Related to Regulation.”
Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of ethics, compliance systems, communication of compliance guidance and employee education and training. All employees must annually certify their understanding of, compliance with and adherence to key global Ares policies, procedures and code of ethics. We maintain a compliance group, supervised by our Chief Compliance Officer, that is responsible for monitoring our compliance with the regulatory and legal requirements to which we are subject and managing our compliance policies and procedures, which seek to address a variety of regulatory and compliance risks.
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation (“GDPR”), a European Union (“EU”)

regulation designed to protect privacy rights of individuals residing in the European Economic Area (the “EEA”), the GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland by virtue of Section 3 of the European Union Withdrawal Act 2018 (as amended) and the Data Protection Act 2018 (collectively, “U.K. GDPR”) with respect to individuals residing in the United Kingdom (the “U.K.”), and numerous state and federal privacy laws applicable to individuals residing in the U.S. Various global privacy laws also apply to our business. These privacy laws and related regulations are quickly evolving and may conflict with one another. Any failure to comply with such laws or regulations could result in substantial fines, penalties and/or sanctions, litigation, as well as reputational harm. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations or enacted, our financial performance or plans for growth may be adversely impacted.

U.S.

The SEC oversees the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act. The Financial Industry Regulatory Authority (“FINRA”) and the SEC oversee the activities of our wholly owned subsidiaries, AWMS and Ares Management Capital Markets LLC (“AMCM”), as registered broker-dealers. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control.
Additionally, the SEC and various self-regulatory organizations have in recent years increased their regulatory activities in respect of investment management firms. See “Item 1A. Risk Factors—Risks Related to Regulation—Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations.” Since September 2019, the SEC has required broker-dealers, or natural persons who are associated persons of broker-dealers, to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities, without placing the financial or other interest of the broker, dealer or natural person who is an associated person of a broker-dealer making the recommendation ahead of the interest of the retail customer (“Regulation Best Interest”). Regulation Best Interest requires broker-dealers to evaluate available alternatives, including those that may have lower expenses and/or lower investment risk than our investment funds. The term “retail customer” is defined as a natural person who uses such a recommendation primarily for personal, family or household purposes, without reference to investor sophistication or net worth. The “best interest” standard is satisfied through compliance with certain disclosure, duty of care, conflict of interest mitigation and compliance obligations. Under Regulation Best Interest, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers and their salespersons. Regulation Best Interest may negatively impact whether broker-dealers and their associated persons are willing to recommend investment products, including our funds, to retail customers, which may adversely impact our ability to distribute our products to certain investors. As such, Regulation Best Interest may reduce the ability of our funds to raise capital, which would adversely affect our business and results of operations. In addition, the U.S. Department of Labor as well as several states have proposed regulations or taken other actions pertaining to conduct standards for investment advisers and broker-dealers that may result in additional regulatory requirements related to our business.

Funds and Portfolio Companies of our Funds

All of our funds are advised by SEC registered investment advisers (or wholly owned subsidiaries thereof). Registered investment advisers are subject to more stringent requirements and regulations under the Investment Advisers Act than unregistered investment advisers. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, managing conflicts of interest and general anti-fraud prohibitions. In addition, the SEC requires investment advisers registered or required to register with the SEC under the Investment Advisers Act that advise one or more private funds and have at least $150 million in private fund assets under management to periodically file reports on Form PF. We have filed, and will continue to file, quarterly reports on Form PF, which has resulted in increased administrative costs and a significant amount of attention and time to be spent by our personnel. The SEC adopted changes to Form PF in 2023, which, among other requirements, requires current reporting upon the occurrence of certain fund-level events. In 2024, the SEC and the Commodity Futures Trading Commission (the “CFTC”) adopted joint amendments to Form PF that will require additional basic information about advisers and the private funds they advise which will likely increase related administrative costs and burdens.
ARCC, ASIF and our infrastructure private BDC have each elected to be treated as a business development company under the Investment Company Act. APMF, ARDC and CADC are diversified, closed-ended management investment companies registered under the Investment Company Act. With the exception of our infrastructure private BDC, which has elected to be treated as a corporation for U.S. federal tax purposes, each of the other five companies has elected, for U.S. federal tax purposes, to be treated as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).
ACRE, in addition to our diversified non-traded REIT and industrial non-traded REIT, have each elected and qualified to be taxed as a real estate investment trust, or REIT, under the Code.
AWMS and AMCM, our wholly owned subsidiaries, are registered as broker-dealers with the SEC, maintain licenses in many states, and are members of FINRA. As a broker-dealer, each subsidiary is subject to regulation and oversight by the SEC and state securities regulators. In addition, FINRA promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms. Due to the limited authority granted to each of our subsidiaries in their capacity as broker-dealers, they are not required to comply with certain regulations covering trade practices among broker-dealers and the use and safekeeping of customers’ funds and securities. As registered broker-dealers and members of a self-regulatory organization, AWMS and AMCM are, however, subject to the SEC’s uniform net capital rule. Rule 15c3-1 of the Exchange Act, which specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form.

See “Item 1A. Risk Factors—Risks Related to Regulation—The publicly-traded and perpetual wealth investment vehicles that we manage are subject to regulatory complexities that limit the way in which they do business and may subject them to a higher level of regulatory scrutiny.”
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
In the EU, an amending directive to AIFMD, commonly referred to as “AIFMD II”, was published on March 26, 2024 and will become effective from April 16, 2026, subject to the grandfathering period for certain of the loan origination provisions and certain Annex IV disclosure requirements which will become effective a year later (see “—Alternative Investment Fund Managers Directive” for further detail). It is not yet clear to what extent (if any) the U.K. will seek to reflect AIFMD II in its domestic rules implementing AIFMD.

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
In addition to Europe, our operations and our investment activities are subject to a variety of other regulatory regimes that vary by country. These include operating subsidiaries of Ares Management Asia (Holdings) Limited, which are subject to regulation by various regulatory authorities, including the Securities and Futures Commission of Hong Kong and Monetary Authority of Singapore. In addition, as the ultimate parent of the controlling entity of Aspida Re, a Bermuda Class E insurance company, we are considered its “shareholder controller” (as defined in the Bermuda Insurance Act) by the Bermuda Monetary Authority (the “BMA”).

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
We face competition in our direct lending, trading, acquisitions and other investment activities primarily from traditional asset managers, business development companies, specialized funds, investment managers and other financial institutions, and we expect that competition will continue to increase. Many of these competitors in some of our businesses are substantially larger and have considerably greater financial, technical and marketing resources than are available to us. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage in bidding for an investment. Additionally, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our funds seek to exploit.
Additionally, technological innovation, including the use of artificial intelligence and data science, has the potential to disrupt the financial industry and change the way financial institutions, including asset managers, do business. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on artificial intelligence, to address various matters including investor demand, operations or investment activity. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
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

Available Information
Ares Management Corporation is a Delaware corporation. Our telephone number is (310) 201-4100 and our website address is http://www.aresmgmt.com. Information on our website is not a part of this report and is not incorporated by reference herein. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “Investor Resources” section of our website and then click on “SEC Filings.” In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov.

Item 1A. Risk Factors
Risk Factor Summary
Our businesses are subject to a number of inherent risks. We believe that the primary risks affecting our businesses and an investment in shares of our Class A common stock or Series B mandatory convertible preferred stock are:
•difficult, volatile market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital;
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
•if we are unable to raise capital from investors or deploy capital into investments, or experience reduced capital raising or deployment activity, or if any of our management fees are waived or reduced, or if we fail to realize investments and generate carried interest or incentive fees, our revenues and cash flows would be materially reduced;
•we are subject to risks related to our dependence on our executive officers, senior professionals and other key personnel as well as attracting, retaining and developing human capital in a highly competitive talent market;
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
•security incidents or cyber-attacks could adversely affect our business, financial condition and operating results;
•we are subject to numerous privacy laws, and violation of such laws may subject us to significant fines or penalties, litigation, or reputational damage, and new privacy laws could impact our business and financial performance;
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

•the use of leverage by us and our funds exposes us to substantial risks, including related to the use of Secured Overnight Financing Rate (“SOFR”) and Sterling Overnight Interbank Average Rate (“SONIA”);
•asset valuation methodologies can be highly subjective and our value of an asset may differ materially from the value ultimately realized;
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
•a downturn in the global credit markets could adversely affect certain of our investments, including CLO investments and other liquid credit portfolios;
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
•potential conflicts of interest may arise among the holders of Class B and Class C common stock and the holders of our Class A common stock and/or Series B mandatory convertible preferred stock;
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
Our businesses are materially affected by conditions in the global financial markets and economic and political conditions throughout the world that are outside our control. These conditions may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. This could in turn materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. The United States has recently enacted and proposed to enact significant new tariffs, including on Mexican, Canadian and Chinese goods. Additionally, the new Presidential Administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs.
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
A number of factors have had and may continue to have an adverse impact on credit markets in particular. The weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors. In addition, the Federal Reserve has decreased the federal funds rate multiple times in 2024. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing for significant acquisition and disposition transactions. Moreover, while conditions in the U.S. economy have generally improved since the credit crisis, many other economies continue to experience weakness, tighter credit conditions and a decreased availability of foreign capital. Since credit represents a significant portion of our business and ongoing strategy, any of the foregoing could have a material adverse impact on our business prospects and financial condition.
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
Certain of our funds and their portfolio companies are in industries that have been impacted by inflation. Although U.S. inflation rates have fluctuated in recent periods, they remain well above the historic levels over the past several decades.

Such inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our funds’ portfolio companies’ operations. If these portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results. In addition, any projected future decreases in the operating results of our funds’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our fund investments could result in future realized or unrealized losses.

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

We depend on our executive officers, senior professionals and other key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.
We depend on the diligence, skill, judgment, business contacts and personal reputations of our executive officers, senior professionals and other key personnel depart. Our future success will depend upon our ability to retain our senior professionals and other key personnel and our ability to recruit additional qualified personnel. These individuals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and, in certain cases, have strong relationships with our investors. Therefore, if any of our senior professionals or other key personnel depart and join competitors or form competing companies, it could result in the loss of significant investment opportunities, limit our ability to raise capital from certain existing investors or result in the loss of certain existing investors. There is no guarantee that the non-competition and non-solicitation agreements to which certain of our senior professionals and other key personnel are subject, together with our other arrangements with them, will prevent them from leaving, joining our competitors or otherwise competing with us. Such agreements also expire after a certain period of time, at which point such senior personnel would be free to compete against us and solicit our clients and employees. In addition, there is no assurance that such agreements will be enforceable in all cases, particularly as U.S. states and/or federal agencies enact legislation or adopt rules aimed at effectively prohibiting non-competition agreements.
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
As we expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our and our funds’ investment activities. These conflicts are most likely to arise between or among our funds or between one or more funds across our Credit, Real Assets, Private Equity and Secondaries Groups, and other businesses including any SPACs and similar investment vehicles that we sponsor. These conflicts of interest include:
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
•certain funds in different groups may invest alongside each other in the same security. For example, ARCC, ASIF and certain other registered closed-end management investment companies managed by us are permitted to co-invest in portfolio companies with each other and with affiliated funds pursuant to an SEC order (the “Co-Investment Exemptive Order”). The different investment objectives or terms of such funds may result in a potential conflict of interest, including in connection with the allocation of investments between the funds made pursuant to the Co-Investment Exemptive Order;
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
Though we believe we have appropriate means and oversight to resolve these conflicts, our judgment on any particular allocation could be challenged. While we have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that we employ to handle such conflicts if they arise, our decision to permit the investments to occur in the first instance or our judgment on how to minimize the conflict could be challenged. Further, our employees may make investments which may conflict with investments made by our funds or prevent our funds from investing in an opportunity. If we fail to appropriately address any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation or regulatory action against us, which may adversely impact our business.

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
Certain funds in different groups may invest alongside each other in the same security. For example, ARCC, ASIF and certain other registered closed-end management investment companies managed by us are permitted to co-invest in portfolio companies with each other and with affiliated funds pursuant to the Co-Investment Exemptive Order. The different investment objectives or terms of such funds may result in a potential conflict of interest, including in connection with the allocation of investments between the funds made pursuant to the Co-Investment Exemptive Order. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies. We, from time to time, incur fees, costs, and expenses on behalf of more than one fund. To the extent such fees, costs, and expenses are incurred for the account or benefit of more than one fund, each such fund will typically bear an allocable portion of any such fees, costs, and expenses in proportion to the size of its investment in the activity or entity to which such expense relates (subject to the terms of each fund’s governing documents) or in such other manner as we consider fair and equitable under the circumstances such as the relative fund size or capital available to be invested by such funds. Where a fund’s governing documents do not permit the payment of a particular expense, we will generally pay such fund’s allocable portion of such expense.
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
Developments in financial technology, such as artificial intelligence or distributed ledger technology (or blockchain), have the potential to disrupt the financial industry and change the way financial institutions, including investment managers, do business, and could exacerbate these competitive pressures.
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
Poor performance of our funds, or a failure of slowdown in deployment, would cause a decline in our revenue and results of operations and could adversely affect our ability to raise capital for future funds.
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
The pace and consistency of our funds’ capital deployment has been, and may in the future continue to be, affected by a range of factors which are beyond our control. Our inability to deploy capital on the timeframe we expect, or at all, and on terms that we believe are attractive, would reduce or delay the management fees, carried interest and incentive fees that we would otherwise expect to earn on this capital. Moreover, we could be delayed in raising successor funds. The impact of any such reduction or delay would be particularly adverse with respect to funds where management fees are paid on invested capital.
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
ARCC’s management fee comprises a significant portion of our management fees.
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
In addition, pursuing investment opportunities outside the U.S. presents challenges not faced by U.S. investments, such as different legal and tax regimes and currency fluctuations, which require additional resources to address. To accommodate the needs of global investors and strategies we must structure investment products in a manner that addresses tax, regulatory and legislative provisions in different, and sometimes multiple, jurisdictions. These laws may not always be consistent with each other. Further, in conducting business in foreign jurisdictions, we are often faced with the challenge of ensuring that our activities and those of our funds and, in some cases, our funds’ portfolio companies, are consistent with U.S. or other laws with extraterritorial application, such as the USA PATRIOT Act and the U.S. Foreign Corrupt Practices Act (the “FCPA”). Moreover, actively pursuing international investment opportunities may require that we increase the size or number of our international offices. Pursuing foreign fund investors means that we must comply with international laws governing the sale of interests in our funds, different investor reporting, investor “know your customer” requirements and information processes and other requirements, which may impact our ability to service such investors. As a result, we are required to continuously develop our systems and infrastructure, including employing and contracting with foreign businesses and entities, in response to the increasing complexity and sophistication of the investment management market and legal, accounting and regulatory situations. This growth has required, and will continue to require, us to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that we will be able to manage or maintain appropriate oversight over our expanding international operations effectively or that we will be able to continue to grow this part of our businesses, and any failure to do so could adversely affect our ability to generate revenues and control our expenses. See “—Risks Related to Regulation—Regulatory changes in jurisdictions outside the U.S. could adversely affect our businesses” and “—Risks Related to Our Funds—Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.”
We may enter into new lines of business and expand into new investment strategies, geographic markets, strategic partnerships and businesses, each of which may result in additional risks, expenses and uncertainties in our businesses.
We intend, if market conditions warrant, to grow our businesses by increasing assets under management in existing businesses and expanding into new investment strategies, geographic markets, strategic partnerships and businesses. We may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners, acquisition of companies, or other strategic initiatives (including through our other businesses), which may include entering into new lines of business. In addition, consistent with our past experience, we expect opportunities will arise to acquire other alternative or traditional asset managers, including asset managers located outside of the U.S. We have in the past opened many offices to conduct our asset management and capital markets businesses around the world, including in Europe and APAC, which we intend to grow and expand. We have also launched a number of new investment initiatives in various asset classes and geographies, which subject us to additional risk. For example, in connection with the WSM Acquisition, we expanded our real estate capabilities into Mexico. Additionally, in connection with the acquisition of the international business of GLP Capital Partners Limited and certain of its affiliates, excluding its operations in Greater China (“GCP International”), and existing capital commitments to certain managed funds (the “GCP Acquisition”), which is expected to close in the first quarter of 2025, we expect to launch investment initiatives in Japan, Vietnam and Brazil. Each of these geographies may subject us to heightened risks due to jurisdictional limitations or political or economic uncertainty in these regions. See “—Investments in emerging markets are subject to greater risks than those in more developed markets.” Introducing new types of investment structures and products could increase the complexities involved in managing such investments, including ensuring compliance with applicable regulatory requirements and terms of the investment vehicles.

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
Overview of our regulatory environment and exemptions from certain laws. Our businesses are subject to extensive regulation, including periodic examinations and potential investigations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate. The SEC oversees the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act. FINRA and the SEC oversee the activities of our wholly owned subsidiaries AMCM and AWMS as registered broker-dealers, which also maintain licenses in many states. We are subject to audits by the Defense Security Service to determine whether we are under foreign ownership, control or influence. We are also increasingly subject to various data privacy and protection laws. If we are unable or fail to comply with such laws, we could be subject to fines, penalties, litigation or reputational harm.
Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken, but such regulation could have a material adverse effect on our business and results of operations.
SEC enforcement activity has increased in recent years. While we have a robust compliance program in place, it is possible this enforcement activity will target practices which we believe are compliant, and which were not historically targeted by the SEC. The SEC has also increased emphasis on investment adviser and private fund regulation and sought to enact rules that could meaningfully affect investment advisers and their management of private funds, which could materially impact private funds and private fund advisers and their operations, including increasing compliance burdens and regulatory costs, and heightened risk of regulatory enforcement action such as public sanctions, restrictions on activities, fines and reputational damage.
Federal regulation. Under the Dodd-Frank Act, the Financial Stability Oversight Council (“FSOC”) has the authority to review the activities of certain nonbank financial firms engaged in financial activities and designate them as systemically important financial institutions (“SIFI”). Currently, there are no non-bank financial companies with a non-bank SIFI designation. The FSOC has, however, designated certain non-bank financial companies as SIFIs in the past, and additional non-bank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. In November 2023, FSOC adopted amendments to its guidance regarding procedures for designating non-bank financial companies as SIFIs which eliminated the prior guidance’s prioritization of an “activities-based” approach for identifying, assessing and addressing potential risks to financial stability. Under the previous guidance’s “activities-based” approach, FSOC indicated that it would primarily focus on regulating activities that pose systemic risk rather than focusing on individual firm-specific determinations. The elimination of an “activities-based” approach over designation of an individual firm as a non-bank SIFI may increase the likelihood of FSOC designating one or more firms as a non-bank SIFI. If we were designated as such, it would result in increased regulation of our businesses, including the imposition of capital, leverage, liquidity and risk management standards, credit exposure reporting and concentration limits, enhanced public disclosures, restrictions on acquisitions and annual stress tests by the Federal Reserve. Requirements such as these, which were designed to regulate banking institutions, would likely need to be modified to be applicable to an asset manager, although no proposals have been made indicating how such measures would be adapted for asset managers.
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
Certain classes of interest rate swaps and certain classes of credit default swaps are subject to mandatory clearing, unless an exemption applies. Many of these swaps are also subject to mandatory trading on designated contract markets or swap execution facilities. Mandatory clearing and trade execution requirements may change the cost and availability of the swaps that we use, and expose our funds to the credit risk of the clearing house through which any cleared swap is cleared. In addition, federal bank regulatory authorities and the CFTC have adopted initial and variation margin requirements for swap dealers, security-based swap dealers and swap entities, including permissible forms of margin, custodial arrangements and documentation requirements for uncleared swaps and security-based swaps. As a result of these variation margin requirements, some of our funds are required to post collateral to satisfy the variation margin requirements which has made transacting in uncleared swaps more expensive.
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
Additionally, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the U.S. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
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
In the past several years, the financial services industry, and private equity and alternative asset managers in particular, has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against private fund managers. This enforcement activity may cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.
A number of our investing activities, such as our direct lending business, are also subject to regulation by various U.S. and foreign regulators, and may become subject to new laws, regulations or initiatives. It is impossible to determine the full extent of the impact on us of existing regulation or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our businesses, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Complying with any new laws or regulations could be more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect our profitability. As of December 31, 2024, our direct lending AUM represented 48% of our total AUM.
The SEC’s recent lists of examination priorities for investment advisers includes numerous items related to the oversight of asset managers to private funds, and many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding private funds, including the calculation of fees and expenses, the allocation of broken-deal expenses, the disclosure of operating partner or operating executive compensation, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures.
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
Changes in relevant data protection laws could necessitate changes to the steps taken by our funds for the purposes of complying with such laws and the way in which personal data is transferred between our funds.
Following Brexit, the provisions of the GDPR were incorporated directly into U.K. law as the U.K. GDPR, and the two regimes have remained materially similar since this date. However, the U.K. government has recently introduced the draft Data (Use and Access) Bill (“DUA Bill”) which, if it becomes law, will introduce a number of changes to the U.K.’s data protection regime. Some of these changes would reduce the current burden of data protection compliance on businesses (for example, removing the need to obtain consent to use analytics cookies), whereas others would introduce additional obligations (for example, the scope of what constitutes special category data for the purposes of the U.K. GDPR may be expanded). It is unlikely that our U.K. funds will have to make any material changes to their data protection practices to ensure compliance with any resulting reforms to U.K. data protection laws, but we will continue to monitor the progress of the DUA Bill.

Any changes to the U.K.’s data protection regime may impact the finding by the EU Commission on June 28, 2021 that the U.K. provides adequate protection for personal data transferred from the EU to the U.K. The U.K.’s adequacy status expires on June 27, 2025 and is therefore due for imminent review by EU Commission. Whilst any divergence from the GDPR may increase the possibility of a successful challenge to the U.K.’s adequacy status, on the basis that the scope of the reforms proposed pursuant to the DUA Bill are reasonably limited, we believe it is unlikely that these reforms alone will threaten the U.K.’s adequacy status. To the extent that any data is transferred from the EU funds to the U.K. funds on the basis of the adequacy decision, we will continue to monitor developments in this area of the law and ensure that any transfer mechanisms which are necessary to facilitate any EU-U.K. data flows are in place.

Regulations impacting the insurance industry could adversely affect our business and our operations, and our provision of products and services to insurance companies, including through Aspida, subjects us to a variety of risks and uncertainties.
The insurance industry is subject to significant regulatory oversight, both in the U.S. and abroad. Regulatory authorities in many relevant jurisdictions have broad administrative, and in some cases discretionary, authority with respect to insurance companies and/or their investment advisors, which may include, among other things, the investments insurance companies may acquire and hold, marketing practices, affiliate transactions, reserve requirements, capital adequacy including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admissibility of assets, policy form approval, unfair trade and claims practices, advertising, maintaining policyholder privacy, payment of dividends and distributions to shareholders, investments, review and/or approval of transactions with affiliates, reinsurance, acquisitions, mergers and other matters. Insurance regulatory authorities regularly review and update these and other requirements. Currently, there are proposals to increase the scope of regulation of insurance holding companies in the U.S., Bermuda and other jurisdictions. Effective March 31, 2024, new legislation became operative in Bermuda (subject to certain transitional and grandfathering arrangements) which relates to changes to the calculation of the technical provisions framework of insurers and insurance groups, amendments to the computation and flexibility of the Bermuda Solvency Capital Requirement, updates to the prudential rules and reporting forms to modify capital requirements and revisions to the fees charged to life insurers regulated by the BMA. In 2024, the National Association of Insurance Commissioners in the U.S. adopted changes to its Financial Analysis Handbook to provide additional guidance to regulators reviewing affiliated investment management agreements and added new regulatory considerations and guidance to assist regulators in assessing complex ownership structures.
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
We are subject to a number of laws, obligations and standards arising from our investment management business and our authority over the assets managed by our investment management business. Further, our employees are subject to various internal policies including a Compliance Manual, a Code of Ethics and our Employee Handbook. The violation of these laws, obligations, standards or policies by any of our employees could adversely affect investors in our funds and us. Our businesses often require that we deal with confidential matters of great significance to companies in which our funds may invest. If our current or former employees were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships. Additionally, we allow certain of our employees to work on a hybrid schedule or remotely, which has required us to develop and implement additional precautions in order to detect and prevent employee misconduct. Employee misconduct could also include, binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), concealing or failing to disclose conflicts of interest with our funds or portfolio companies or otherwise charging (or seeking to charge) inappropriate expenses or inappropriate or unlawful behavior or actions directed towards other employees, or misappropriation of confidential or proprietary information relating to us or our funds’ portfolio companies. Such misconduct could subject us to whistleblower claims, regulatory action and monetary or other penalties. Any claims of retaliation against whistleblowers would exacerbate the consequences of any wrongdoing. The growth of our employee base and increasing operational footprint in new jurisdictions as a result of our expanding global presence may heighten the risk of any of the foregoing, particularly in the context of employees who may not have a close familiarity with industries that are regulated in the same way as ours.
It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one or more of our current or former employees were to engage in misconduct or were to be accused of such misconduct, our businesses and our reputation could be adversely affected and a loss of investor confidence could result, which would adversely impact our ability to raise future funds. Our current and former employees and those of our funds’ portfolio companies may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our and such portfolio company’s brand and reputation. The pervasiveness of social media, coupled with increased public focus on the externalities of activities unrelated to the business, could further magnify the reputational risks associated with negative publicity.
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
Despite the U.K.’s departure from the EU on January 31, 2020 (see “—The U.K.’s exit from the EU (“Brexit”) could adversely affect our business and our operations” for further detail), new and existing EU legislation is expected to continue to impact our business in the U.K. The following EU and U.K. measures are of particular relevance to our business.
Securitisation Regulation.
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
The U.K. has since assimilated the EU Securitisation Regulation and has published the Securitisation Regulations 2024 (the “U.K. Securitisation Regulation”). The U.K. Securitisation Regulation deviates from the EU’s Securitisation Regulation in a number of ways. We are assessing the impact of these changes to existing securitization activities and our funds.

EMIR
The EU Regulation on over-the-counter (“OTC”) derivative transactions, central counterparties and trade repositories (the “European Market Infrastructure Regulation” or “EMIR”) requires the mandatory clearing of certain OTC derivatives through central counterparties. EMIR creates additional risk mitigation requirements (including, in particular, margining requirements) in respect of certain OTC derivative transactions that are not cleared by a central counterparty and imposes reporting and record keeping requirements in respect of most derivative transactions. The requirements are similar to, but not the same as, those in Title VII of the Dodd-Frank Act. The latest amendments to EMIR (“EMIR 3.0”) came into effect on December 24, 2024. EMIR 3.0 introduces a new active account requirement and amends existing requirements under EMIR (including with respect to the reporting obligation and clearing threshold calculations).
The U.K. has on-shored EMIR, with the effect that a similar but not identical set of rules apply in the U.K. (“U.K. EMIR”). Certain cross-border arrangements (e.g., where an Ares European fund enters into derivatives transactions with a U.K. counterparty, transacts on a U.K. trading venue or clears its derivatives transactions through a U.K. clearing house, and vice versa) may be impacted. Although EMIR and U.K. EMIR are substantively similar, there are some areas of regulatory divergence (including differences in the way in which derivatives are reported and a lack of equivalence declarations between the U.K. and the EU with respect to trade repositories) which have been exacerbated by EMIR 3.0, and there can be no guarantee that the U.K. will move in lockstep with the future changes proposed by the EU.
The EU regulation on transparency of securities financing transactions (“SFTR”) requires the mandatory reporting of certain securities financing transactions (“SFTs”), disclosure obligations to counterparties regarding the re-use of collateral, and certain transparency and disclosure obligations for managers of UCITS and AIFs in respect of SFTs and total return swaps. The U.K. has on-shored SFTR, with the effect that a similar but not identical set of rules apply in the U.K. (“U.K. SFTR”). Certain cross-border arrangements (such as those where an Ares European fund enters into an SFT with a U.K. counterparty) may be impacted. Although SFTR and U.K. SFTR are substantively similar, there are some areas of regulatory divergence (including with respect to the differing new validation rules) and there can be no guarantee that the U.K. will move in lockstep with the future changes proposed by the EU.
Our U.K., other European and Asian operations and our investment activities worldwide are subject to a variety of regulatory regimes that vary by country. In the EU, examples of further legislation may include proposals for further changes to or reviews of the extent and interpretation of pay regulation, including under the EU Regulation on the prudential requirements of investment firms (Regulation (EU) 2019/2033) and its accompanying Directive (Directive (EU) 2019/2034) or the U.K. version, the Investment Firms Prudential Regime (which may have an impact on the retention and recruitment of key personnel), proposals for enhanced regulation of loan origination (see “—Alternative Investment Fund Managers Directive”) and new reporting requirements in relation to securities financing transactions. In the U.K., additional rule changes have affected the approval of certain Ares professionals in the U.K. to work in the regulated financial services sector. Implementation of these new rules may increase our compliance burden and costs. In addition, we regularly rely on exemptions from various requirements of the regulations of certain foreign countries in conducting our asset management activities.
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

In the EU, an amending directive to AIFMD, commonly referred to as “AIFMD II” was published on March 26, 2024 and will become effective from April 16, 2026, subject to the grandfathering period for certain of the loan origination provisions and certain Annex IV disclosure requirements which will become effective a year later. It is not yet clear to what extent (if any) the U.K. will seek to reflect AIFMD II in its domestic rules implementing AIFMD.
The amending directive contains a number of amendments to AIFMD, including more onerous delegation requirements which may require a review of AM Lux’s existing arrangements, enhanced substance requirements, additional liquidity management provisions for AIFMs to the extent that they manage open-ended AIFs, and revised regulatory reporting and investor disclosures requirements. The directive     also proposed significant new requirements relating to the activities of funds managed by AM Lux which originate loans including new restrictions on the structure which such funds may take.
AIFMD II may, depending on the jurisdiction of the AIF and the AIFM, result in new restrictions on the ability of certain of our affiliates other than AM Lux to register funds for marketing to investors in certain EEA states.
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
We will continue to assess the impact of AIFMD II to AM Lux, our non-EEA AIFMs and AIFs that are managed and/or marketed in the EEA.
Solvency II
The European solvency framework and prudential regime for insurers and reinsurers, under the Solvency II Directive 2009/138/EC (“Solvency II”) imposes economic risk-based solvency requirements across all EU member states. Solvency II is supplemented by European Commission Delegated Regulation (EU) 2015/35 (the “Delegated Regulation”), other European Commission “delegated acts” and binding technical standards and guidelines issued by the European Insurance and Occupational Pensions Authority.
We are not subject to Solvency II; however, many of our European insurer or reinsurer fund investors are subject to this directive, as applied under applicable domestic law and any amendments may impact insurers’ and reinsurers’ investment decisions and their asset allocations. On September 22, 2021, the European Commission published proposed legislation to amend the Solvency II Directive, which has since been approved by the European Parliament on October 8, 2024 and the Council of the EU on November 5, 2024. The amending directive is expected to take effect from December 2026.
Post Brexit, Solvency II assimilated into U.K. law as “Solvency U.K.” and is undergoing reform to simplify the administrative and reporting requirements, reduce costs and widen the categories of assets which insurers can hold in their portfolios. The amendments have been staggered, with certain provisions entering into force on December 31, 2023, June 30, 2024 and the remaining reforms on December 31, 2024.
It is unclear at this stage the extent to which the amendments to Solvency II or Solvency U.K. will have an indirect effect on our businesses.
Economic Crime and Corporate Transparency Act 2023
The U.K. introduced the Economic Crime and Transparency Act 2023 (“ECCTA”) on October 26, 2023. As part of ECCTA, a new ‘failure to prevent fraud’ offence was introduced in the U.K. (the “FTPF Offence”). The FTPF Offence is modeled on similar existing offences for ‘failure to prevent bribery’ and ‘failure to prevent the facilitation of tax evasion.’

The FTPF Offence imposes criminal liability on bodies corporate and partnerships, wherever incorporated, meeting specified size thresholds (so-called ‘large organizations’) where an ‘associate’ (being an employee, agent, subsidiary undertaking or person who provides services for or on behalf of the large organization) commits a U.K. fraud offence, unless the large organization has in place reasonable fraud prevention policies and procedures (or it was not reasonable to have policies and procedures in place). Owing to the complexity of this definition, certain fund structures (and potentially portfolio companies) could be caught in scope too. The FTPF Offence comes into effect on September 1, 2025. We are assessing the impact to our business and are reviewing our existing fraud prevention policies and procedures.

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
Regulations governing the operation of our business development companies affect their ability to raise, and the way in which they raise, additional capital.
Our funds organized as BDCs operate as highly regulated businesses within the provisions of the Investment Company Act. Many of the regulations governing BDCs restrict, among other things, leverage incurrence, co-investments and other transactions with other entities within the Ares Operating Group. Certain of our funds may be restricted from engaging in transactions with our BDCs and their respective subsidiaries. As funds registered under the Investment Company Act, our BDCs may issue debt securities or preferred stock and borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, our BDCs are currently permitted to incur indebtedness or issue senior securities only in amounts such that their respective asset coverage ratio, as calculated pursuant to the Investment Company Act, equals at least 150% after each such issuance. Our BDCs are also generally prohibited from issuing and selling their respective common stock at a price below net asset value per share without first obtaining approval from their respective stockholders and independent directors.
BDCs may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is after obtaining stockholder approval for such issuance in accordance with the Investment Company Act. ARCC’s stockholders have, in the past, approved such issuances so that during the subsequent 12-month period, ARCC may, in one or more public or private offerings of its common stock, sell or otherwise issue shares of its common stock at a price below the then-current net asset value per share, subject to certain conditions including parameters on the amount of shares sold, approval of the sale by the directors and a requirement that the sale price be not less than approximately the market price of the shares of its common stock at specified times, less the expenses of the sale. ARCC may ask its stockholders for additional approvals from year to year. There can be no assurance that such approvals will be obtained. The extent to which ARCC is negatively affected by these regulations may affect our overall profitability.
The publicly-traded and perpetual wealth investment vehicles that we manage are subject to regulatory complexities that limit the way in which they do business and may subject them to a higher level of regulatory scrutiny.
The publicly-traded and perpetual wealth investment vehicles that we manage operate under a complex regulatory environment. Such companies require the application of complex tax and securities regulations and may entail a higher level of regulatory scrutiny. In addition, regulations affecting our publicly-traded and perpetual wealth investment vehicles generally affect their ability to take certain actions. Certain of our vehicles have elected to be treated as a RIC or a REIT for U.S. federal income tax purposes. To maintain their status as a RIC or a REIT, such vehicles must meet, among other things, certain source of income, asset diversification and annual distribution requirements. ARCC and ASIF are required to generally distribute to their respective stockholders at least 90% of their respective investment company taxable income to maintain their RIC status. To maintain its qualification as a REIT, ACRE, in addition to our diversified non-traded REIT and industrial non-traded REIT must distribute at least 90% of its taxable income to its stockholders and meet, on a continuing basis, certain other complex requirements under the Code. Certain of our perpetual wealth vehicles are subject to complex rules under the Investment Company Act, including rules that restrict certain of our funds from engaging in transactions with these perpetual wealth vehicles. In addition, subject to certain exceptions, our BDCs are generally prohibited from issuing and selling their common stock at a price below net asset value per share and from incurring indebtedness (including for this purpose, preferred stock), if the BDCs’ respective asset coverage ratio, as calculated pursuant to the Investment Company Act, equals less than 150% after giving effect to such incurrence. The extent to which the publicly-traded and perpetual wealth investment vehicles that we manage are negatively affected by these regulations may affect our overall profitability.

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

We, our funds and their portfolio companies face increasing public scrutiny related to ESG activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investment in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly discussed their consideration of such ESG ratings and measures in making their investment decisions. If our ESG ratings or practices do not meet the standards set by such investors or our stockholders, or if we fail, or are perceived to fail, to demonstrate progress toward our ESG goals and initiatives, they may choose not to invest in our funds or exclude our common stock from their investments. Relatedly, we, our funds and their portfolio companies risk damage to our brands and reputations, if we or they do not or are perceived to not act responsibly in a number of areas, including, but not limited to human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the brand of our funds or their portfolio companies, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations.
Conversely, anti-ESG sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted or proposed or indicated an intent to pursue “anti-ESG” policies, legislation, issued related legal opinions and engaged in related investigation and litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions; and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation viewed our funds or responsible investing or ESG practices, including our climate-related goals and commitments, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect results of our operations, cash flow or the price of our common stock. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address ESG matters, climate change or climate-related risk. In addition, some advocacy groups and federal and state officials have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision, with scrutiny of certain corporate DEI practices increasing. In January 2025, the new Presidential Administration signed a number of Executive Orders focused on DEI, which include a broad mandate to eliminate federal DEI programs and indicate continued scrutiny of DEI initiatives, potential investigations of certain private entities, including publicly traded companies, and changes to federal contracting regulations.
If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose us to the risk of litigation, investigations or challenges by federal or state authorities, result in reputational harm and/or discourage certain investors from investing in our products. In addition, clients and investors may decide not to commit capital to future fundraises as a result of their assessment of our approach to and consideration of ESG. To the extent our access to capital from clients or investors focused on ESG ratings or matters is impaired, we may not be able to maintain or increase the size of our specialized funds or raise sufficient capital for new specialized funds, which may adversely affect our revenues.
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
Additionally, certain regulations related to ESG that are applicable to us, our funds and their portfolio companies could adversely affect our business. The European Commission’s “action plan on financing sustainable growth” (“Action Plan”) is designed to, among other things, define and reorient investment toward more sustainable economic activities. The Action Plan contemplates, among other things: establishing EU labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes; increasing disclosure requirements in the financial services sector around sustainability and increasing the transparency of companies on their ESG policies and related processes and management systems; and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies.
The Taxonomy Regulation is a classification system that establishes a list of environmentally sustainable economic activities and sets out four overarching conditions that an economic activity has to meet in order to qualify as environmentally sustainable. The Taxonomy Regulation, amongst other things, introduces mandatory disclosure and reporting requirements and supplements the framework set out in the SFDR, which requires certain disclosures at both firm and fund level.
For Ares, this primarily impacts our AIFMs and the funds they manage by requiring certain firm-level website disclosures regarding how sustainability risks are integrated into our investment process, consideration of adverse impacts of investment decisions on sustainability factors and transparency of remuneration practices and inclusion of certain fund-level information in pre-contractual and periodic disclosures. There is a risk that a significant reorientation in the market following the implementation of these regulations and further measures could be adverse to our funds’ portfolio companies if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or allegations or evidence of “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). There is also a risk that market expectations in relation to SFDR categorization of financial products could adversely affect our ability to raise capital from EEA investors. In September 2023, the European Commission announced a consultation on refinement versus a wholesale re-write of product categorization criteria under SFDR and in May 2024, the European Commission published a summary of the consultation but there are currently no formal proposals for legislative change. Ares cannot guarantee that its current approach will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs.
Guidance from EU policymakers and supervisors moves the goalposts frequently, for example, the finalized ESMA Guidelines on Fund Names (the “Guidelines”), which took effect on November 21, 2024 for new funds and May 21, 2025 for funds launched before November 21, 2024. It is not possible at this stage to fully assess how our business will be affected by EU sustainable finance and corporate sustainability reporting initiatives. Such guidelines may require changes to either the names of certain Ares funds or changes to their portfolio composition. We, our funds and their portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in which we or they currently have investments or plan to invest in the future. Additionally, compliance with any new laws or regulations (including recent heightened SEC scrutiny regarding advisor compliance with advisors’ own internal policies) increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we, our funds or their portfolio companies conduct our businesses and adversely affect our profitability.
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
The reporting requirements started being phased in from 2024, with the first reports including audited information on sustainability-related matters expected to be published in 2025 to cover the 2024 financial year. For EU companies, disclosures must be made in accordance with European Sustainability Reporting Standards, the first set of which were published in the Official Journal on December 22, 2023 under the form of a delegated regulation. Sector-specific, non-EU company and small and medium enterprise reporting standards are still being developed. CSRD remains subject to change and there can be no assurance that adverse developments with respect to CSRD will not adversely affect Ares or assets held by Ares managed funds that are held in certain countries or the returns from these assets. One or more of our businesses may fall within scope of CSRD and this may lead to increased management burdens and costs.

In the U.K., the FCA has introduced a regulatory framework focused on implementing the recommendations of the Financial Stability Board’s TCFD and, in particular, by introducing mandatory TCFD-aligned disclosure requirements for certain FCA authorized firms. Pursuant to these rules AML and AMUKL will have to disclose certain climate-related financial information in line with the four overarching pillars of the TCFD recommendations (Governance, Strategy, Risk Management, Metrics & Targets) annually on a mandatory basis. Collating the relevant data and preparing the relevant report under these new rules could impose additional compliance and administrative burden which could in turn increase costs.

The U.K. Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduces sustainability disclosure requirements, investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all U.K.-authorized firms in their communications with clients in the U.K. in relation to a product or service or when communicating or approving a financial promotion to a person in the U.K. The FCA has consulted in early 2024 on alternative approaches to applying the labelling regime to portfolio managers and continues to work with His Majesty’s Treasury to consider its approach in respect of overseas funds. If these rules become applicable to our funds or products, then additional regulatory costs may be incurred and they may also have an impact on our ability to deliver on our fund’s investment strategies and financial returns could be adversely impacted as a result.

In Asia, regulators in Singapore and Hong Kong have released guidelines for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure. Australia’s securities regulator issued information on “greenwashing”, and the Australian government is seeking input on the design and implementation of a climate-related financial disclosure regime.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors. Growing interest on the part of investors and regulators in ESG factors and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies or their and their funds’ ESG efforts or initiatives, or “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
In March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures; however these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. At the state level, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures.
Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, place strain on our personnel, systems and resources, affect the manner in which we or our funds’ portfolio companies conduct our businesses and adversely affect our profitability.

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
The U.K.’s exit from the EU (“Brexit”) could adversely affect our business and our operations
Following the U.K.'s exit from the EU on January 31, 2020 and a transitional period, EEA “passporting rights” which previously facilitated certain EEA investor-facing activities by AML and AMUKL, are no longer available. AM Lux and its EU branches were established to enable Ares to continue certain regulated activities in the EU post Brexit, such as the management and marketing of funds (including funds managed by affiliates of AM Lux) to European investors.

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

The U.K. is currently reviewing its financial services and markets regime. To the extent that the revised U.K. regime materially diverges from the EU regime, compliance with two diverging regulatory regimes may increase the operational burden and cost to our operations in these jurisdictions.

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
As of December 31, 2024, we had no borrowings outstanding under our credit facility (the “Credit Facility”), and aggregate principal amount of senior notes and subordinated notes of $2,150.0 million and $450.0 million, respectively, are outstanding. We may choose to finance our businesses operations through further borrowings under the Credit Facility or by issuing additional debt. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including the same risks that are applicable to our funds that use leverage as discussed below under “—Risks Related to Our Funds—Dependence on significant leverage by our funds subjects us to volatility and contractions in the debt financing markets could adversely affect our ability to achieve attractive rates of return on those investments.” The occurrence or continuation of any of these events or trends could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, which would cause the interest rate applicable to borrowings under the Credit Facility to increase and could result in other material adverse effects on our businesses. We depend on financial institutions extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding facilities when they mature. In addition, the incurrence of additional debt in the future could result in potential downgrades of our existing corporate credit ratings, which could limit the availability of future financing and/or increase our cost of borrowing. Furthermore, the Credit Facility and the indenture governing our senior notes contain certain covenants with which we need to comply. Non-compliance with any of the covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding. In addition, if we incur additional debt, our credit rating could be adversely impacted.
Borrowings under the Credit Facility will mature in March 2029, our tranches of senior notes mature in November 2028, June 2030, February 2052 and October 2054, respectively, and our subordinated notes mature in June 2051. As these borrowings and other indebtedness mature (or are otherwise repaid prior to their scheduled maturities), we may be required to either refinance them by entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay these borrowings by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to holders of our Class A or non-voting common stock. We may be unable to enter into new facilities or issue debt or equity in the future on attractive terms, or at all. Borrowings under the Credit Facility are SOFR-based obligations. As a result, an increase in short-term interest rates will increase our interest costs if such borrowings have not been hedged into fixed rates.
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

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our investment objective and our net investment income. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. If market rates decrease we may earn less interest income from investments made during such lower rate environment. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. In addition, we may increase our floating rate instruments to position the portfolio for rate increases. On a market value basis, approximately 84% of the debt assets within our Credit Group were floating rate instruments as of December 31, 2024, which we believe helps mitigate volatility associated with changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to ten years. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect the trading price of our common stock. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

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
Finally, there continues to be significant evolution and developments in the use of artificial intelligence and machine learning technologies, including generative artificial intelligence and large language models. We cannot fully determine the impact of such evolving technology to our business at this time.
Our investments in subsidiaries that have sponsored SPACs and invested in their business combination targets may expose us to increased liabilities, and we may suffer the loss of all or a portion of our investments if the SPAC does not complete a business combination by the applicable deadline or the target is unsuccessful.
In February 2021, we invested $23.0 million into a subsidiary that is the sponsor of Ares Acquisition Corporation (formerly NYSE: AAC) (“AAC I”), a blank check company. On December 5, 2022, AAC I entered into a business combination agreement among AAC I, X-Energy Reactor Company, LLC (“X-energy”), a Delaware limited liability company and additional parties thereto. On October 31, 2023, AAC I announced that it mutually agreed to terminate its previously announced business combination with X-energy, given challenging market conditions, peer-company trading performance and a balancing of the benefits and drawbacks of becoming a publicly-traded company under current circumstances. Because AAC I did not complete a business combination within the time period required by its amended and restated memorandum and articles of association, AAC I redeemed all outstanding Class A ordinary shares and ceased all operations other than legal dissolution and liquidation. In December 2023, we invested $50.0 million into X-energy to support X-energy’s continued growth as a private company. We may lose all or a portion of our investment if X-energy is unsuccessful as a private company.
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
Adverse regulatory and legal developments relating to SPACs and their sponsors could adversely affect our business and reputation and result in significant losses and expenses.
We have sponsored SPACs including AAC I, AAC II and may in the future continue to sponsor or otherwise utilize SPACs or other blank check companies in connection with the operation of our business. Regulatory and legal scrutiny of

SPACs and other blank check companies increased significantly in recent years. On July 1, 2024, new rules became effective that, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The SEC has also recently brought enforcement actions against a SPAC and its sponsor for misleading claims in advance of a proposed business combination. In addition, litigation challenging completed and pending acquisitions by SPACs has increased, and in such litigation, it is possible that sponsors and/or their director designees may be held liable either for breaches of fiduciary duties owed to the SPAC’s public stockholders or for certain actions or omissions by the SPAC, including the failure by the SPAC to comply with applicable securities laws. Litigation has also arisen asserting that SPACs are violating federal securities laws by operating as unregistered investment companies. Any liabilities arising from these developments could adversely impact our business as well as harm our professional reputation. Moreover, we may lose all or a portion of our investment in any SPAC that we sponsor or become affiliated with if a business combination is not completed as contemplated or if the business combination is unsuccessful, which may also result in significant regulatory scrutiny, litigation costs and other expenses.
Risks Related to Our Funds
The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in shares of our Class A common stock.
We have presented returns relating to the historical performance of the funds we manage and certain targets of our future performance, including by reference to the internal rate of return (“IRR”) of certain funds’ performance using a gross IRR and a net IRR calculation. The historical performance of our funds is relevant to us primarily insofar as it is indicative of carried interest and incentive fees we have earned in the past and may earn in the future and our reputation and ability to raise new funds and therefore earn management fees on such new funds. The historical and potential returns of the funds we advise are not, however, directly linked to returns on shares of our Class A common stock. Therefore, holders of our Class A common stock should not conclude that positive performance of the funds we advise will necessarily result in positive returns on an investment in shares of our Class A common stock. An investment in shares of our Class A common stock is not an investment in any of our funds. Also, there is no assurance that projections in respect of our funds or unrealized valuations will be realized.
Moreover, the historical returns of our funds should not be considered indicative of the future returns of these or from any future funds we may raise. Performance metrics, such as IRR, going forward for any current or future fund may vary considerably from the historical performance generated by any particular fund, or for our funds as a whole. Future returns will also be affected by the risks described elsewhere in this Annual Report on Form 10-K, including risks of the industries and businesses in which a particular fund invests.
Valuation methodologies for certain assets can be subject to significant subjectivity, and our value of an asset may differ materially from the value ultimately realized.
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
The pace and consistency of our funds’ capital deployment has been, and may in the future continue to be, affected by a range of factors, including market conditions, regulatory developments and increased competition, which are beyond our control. In particular, the private equity and certain real estate markets have experienced a slowdown in deal activity. In addition, the private markets have from time to time experienced challenges with downward pressure on valuations and muted opportunities for investment and realizations. To the extent these market dynamics continue, it may continue to impact the pace and consistency of our funds’ capital deployment. During the same period, our AUM not yet paying fees may increase due to ongoing fundraising. While this AUM not yet paying fees represents significant future fee-earning potential, our inability to deploy this capital on the timeframe we expect, or at all, and on terms that we believe are attractive, would reduce or delay the management fees, carried interest and incentive fees that we would otherwise expect to earn on this capital. Any such reduction or delay would impair our ability to offset investments in additional resources that we often make to manage new capital, including hiring additional professionals. Moreover, we could be delayed in raising successor funds. The impact of any such reduction or delay would be particularly adverse with respect to funds where management fees are paid on invested capital. Any of the foregoing could have a material adverse effect on our results of operations and growth.
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
Many of our funds invest in securities that are not publicly-traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds generally cannot sell these securities publicly unless either their sale is registered under applicable securities laws or an exemption from such registration is available, and then only at such times when we do not possess material nonpublic information. Accordingly, our funds may be forced, under certain conditions, to sell securities at a loss. The ability of many of our funds, particularly our Private Equity Group funds, to dispose of these investments is heavily dependent on the capital markets and in particular the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability of the portfolio company in which such investment is held to complete an initial public offering. Even if the securities are publicly-traded, large holdings of securities can often be disposed of only over a substantial period of time. Moreover, because the investment strategy of many of our funds, particularly our Private Equity Group funds, often entails our having representation on our funds’ public portfolio company boards, our funds can affect such sales only during limited trading windows. Each of these exposes investment returns to risks of downward movement in market prices during the intended disposition period. As a result, we may fail to realize any profits from our investments in the funds that hold these securities for a considerable period of time or at all, and we may lose some or all of the principal amount of our investments. In addition, market conditions can also delay our funds’ ability to exit and realize value from their investments. For example, fluctuations in interest rates and challenging credit markets may make it difficult for potential buyers to raise sufficient capital to purchase our funds’ investments. Although the equity markets are not the only means by which we exit investments from our funds, the strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in the portfolio companies of our funds in a timely manner. We may also realize investments through strategic sales. When financing is not available or becomes too costly, it may be more difficult to find a buyer that can successfully raise sufficient capital to purchase our investments. In addition, volatile debt and equity markets may also make the exit of our investments more difficult to execute.
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
The U.S. and many non-U.S. jurisdictions have laws designed to protect national security or to restrict foreign direct investment. For example, under the U.S. Foreign Investment Risk Review Modernization Act (“FIRRMA”), the Committee on Foreign Investment in the United States (“CFIUS”) has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the U.S. Many non-U.S. jurisdictions restrict foreign investment in assets important to national security by taking steps including, but not limited to, placing limitations, restrictions or conditions on foreign equity investment, implementing investment screening or approval mechanisms and restricting the employment of foreigners as key personnel. These U.S. and foreign laws could limit our funds’ ability to invest in certain businesses or entities or impose burdensome notification requirements, operational restrictions or delays in pursuing and consummating transactions.
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
In August 2023, President Biden issued an Executive Order establishing an outbound investment screening regime that is intended to regulate or prohibit certain investments by U.S. persons in advanced technology sectors in China and other jurisdictions that may be designated as a “country of concern.” The U.S. Department of the Treasury issued final regulations implementing this Executive Order in October 2024, which took effect on January 2, 2025. The final rule prohibits or imposes notification requirements on certain outbound investments involving semiconductors and microelectronics, quantum information technologies and artificial intelligence by U.S. persons into certain entities with a nexus to China. Moreover, there is a high likelihood that the number of targeted sectors will expand over the life of our funds. These restrictions on U.S. outbound investments could limit the universe of prospective investments available to us, making it more difficult to deploy capital or identify buyers for investments, and/or adversely affect the governance and operations of our investments and thus our overall performance.
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

Certain of our funds utilize special situations and distressed debt investment strategies that involve significant risks.
Certain of the funds in our Credit Group invest in obligors and issuers with weak financial conditions, poor operating results, substantial financing needs, negative net worth and/or special competitive problems. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. In such situations, it may be difficult to obtain full information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are publicly-traded securities, and are subject to significant uncertainty in general if they are not publicly-traded securities. Furthermore, some of our funds’ distressed investments may not be widely traded or may have no recognized market. A fund’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the market value of such investments to ultimately reflect their intrinsic value as perceived by us.
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
In at least one circuit, a court found that, in certain circumstances, an investment fund could be treated as a “trade or business” for purposes of determining pension liability under ERISA. Therefore, where an investment fund owns 80% or more (or possibly, under certain circumstances, less than 80%) of a portfolio company, such investment fund (and any other 80%-owned portfolio companies of such fund) might be found liable for certain pension liabilities of such a portfolio company to the extent the portfolio company is unable to satisfy such liabilities. Our funds may, from time to time, invest in a portfolio company that has unfunded pension fund liabilities, including structuring the investment in a manner where a fund may own an 80% or greater interest in such a portfolio company. If a fund (or other 80%-owned portfolio companies of such fund) were deemed to be liable for such pension liabilities, this could have a material adverse effect on the operations of such fund and the companies in which such fund invests. This discussion is based on current court decisions, statutes and regulations regarding control group liability under ERISA, as in effect as of the date hereof, which may change in the future as the case law and guidance develops.
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
See “—Investments in emerging markets are subject to greater risks than those in more developed markets” for additional risks related to such investments made outside of the United States. While our funds will take these factors into consideration in making investment decisions, including when hedging positions, there can be no assurance that adverse developments with respect to these risks will not adversely affect our funds that invest in securities of foreign issuers. In addition, certain of these funds are managed outside the United States, which may increase the foregoing risks.
Investments in emerging markets are subject to greater risks than those in more developed markets.
We have invested and expect to continue to invest in businesses in emerging markets. Investing in emerging markets exposes us to heightened risks compared to developed economies, including political, social, and economic instability. Local economic and social conditions, such as cultural and communication challenges, as well as local laws and regulations, add complexity to operations. Companies in these markets might lack depth of management and may be vulnerable to political or economic developments such as the nationalization of key industries. Many emerging markets are developing both economically and politically and are at greater risk of having unstable governments and economies. Certain of the emerging markets in which we operate have histories of political and military unrest and financial instability, and their markets may experience significant volatility, even when compared to those of other emerging market countries, which could have a destabilizing effect on our investments and operations in such regions. See also “—Risks Related to Our Businesses—Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.”

Further, due to jurisdictional limitations, matters of comity, and other factors, the SEC, the U.S. Department of Justice, and other U.S. and non-U.S. authorities will be limited in their ability to pursue enforcement or other actions against companies in such emerging market jurisdictions that engage in fraud or other wrongdoing. Similar limitations also apply to the pursuit of actions against individuals in certain other emerging markets, including officers, directors, and gatekeepers, individuals such as compliance officers, lawyers, accountants and auditors, who have engaged in fraud or other wrongdoing. In addition, local authorities in certain emerging markets are often constrained in their ability to assist foreign authorities and foreign investors more generally.

In addition, the political, administrative, and judiciary institutions in emerging markets are not as mature as their peers in developed markets. As a result, these institutions might not sustain their independence against political pressure or corruption by individuals in positions of power. The heightened potential for fraud and political corruption in certain emerging markets increases operational uncertainties. There can be no assurance that adverse developments with respect to such risks will not adversely affect any portfolio companies based in such countries.

Our funds are also permitted to acquire portfolio companies in countries where generally accepted accounting standards and practices differ significantly from those in the United States. As a result, financial information from these entities may not align with U.S. standards, potentially affecting the reliability of evaluations and due diligence processes. These factors could materially and adversely impact the performance of our portfolio companies and our operations.

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
Increased regulatory scrutiny and uncertainty with regards to expense allocation may increase risk of harm.
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
Generally, if at the termination of a fund and in certain cases at interim points in the life of a fund, the fund has not achieved investment returns that exceed the preferred return threshold or the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the excess of amounts previously distributed to us over the amounts to which we are ultimately entitled. This obligation is known as a “clawback” or contingent repayment obligation. Due to the fact that our carried interest is generally determined on a liquidation basis, as of December 31, 2024, if the funds were liquidated at their fair values at that date, there would have been no contingent repayment obligation or liability. There can be no assurance that we will not incur a contingent repayment obligation in the future. As of December 31, 2024, had we assumed all existing investments were worthless, the amount of carried interest, net of tax distributions, subject to contingent repayment would have been approximately $59.6 million of which approximately $39.5 million is reimbursable to the Company by certain professionals. Although a contingent repayment obligation is several to each person who received a distribution, and not a joint obligation, if a recipient does not fund his or her respective share of a contingent repayment obligation, we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue remedies against those carried interest recipients who fail to fund their obligations. We may need to use or reserve cash to repay such contingent repayment obligations instead of using the cash for other purposes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies and Other Arrangements,” “Note 2. Summary of Significant Accounting Policies,” and “Note 8. Commitments and Contingencies” within our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
Investors in certain of our funds, including our open-ended funds and perpetual wealth vehicles may generally redeem their investments on a periodic basis subject to the expiration of a specified period of time during which capital may not be withdrawn. Such redemptions would result in a reduction of our AUM and decrease in our management fees. The governing agreements of many of our funds provide that, subject to certain conditions, third-party investors in those funds have the right to remove the general partner of the fund or terminate the fund, including in certain cases without cause by a simple majority vote. Any such removal or dissolution could result in a cessation in management fees we would earn from such funds and/or a significant reduction in the expected amounts of carried interest and incentive fees from those funds. Carried interest could be significantly reduced as a result of our inability to maximize the value of investments by a fund during the liquidation process or in the event of the triggering of a “contingent repayment” obligation. Finally, the applicable funds would cease to exist after completion of liquidation and winding-up.
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
We currently manage a portion of investor assets through separately managed accounts, whereby we earn management fees and carried interest or incentive fees, and we intend to continue to seek additional separately managed account mandates. The investment management agreements we enter into in connection with managing separately managed accounts on behalf of certain clients may in certain cases be terminated by such clients on as little as 30 days’ prior written notice. In addition, the boards of directors of the investment management companies we manage could terminate our advisory engagement of those companies on as little as 30 days’ prior written notice. Each respective investment advisory and management agreement with our BDCs can be terminated by the majority of their respective voting securities holders upon 60 days’ prior written notice. We serve as the sub-adviser for the existing manager of certain funds. Although in some cases there can be economic payments made by the manager for termination of such sub-advisory contracts, such as in connection with our sub-advisory arrangement of AMP Capital’s Infrastructure Debt platform, in the case of any such terminations, the management fees and carried interest or incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a significant adverse impact on our revenues.
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
We are vulnerable to an increased number of investors seeking to participate in share redemption programs or tender offers of our perpetual wealth vehicles.

We manage non-traded REITs, BDCs and other perpetual wealth vehicles. These perpetual wealth vehicles often conduct share redemption programs or tender offers to provide liquidity to investors in such vehicles, subject to certain limitations. For example, with respect to our non-traded REITs, the total amount of aggregate redemptions is limited by a certain percentage of each of the non-traded REIT’s NAV for each calendar month and quarter, which percentage is generally based on the excess of share redemptions (capital outflows) over the proceeds from the sale of shares (capital inflows), not including proceeds related to sales of beneficial interests in specific Delaware statutory trusts holding real properties, or the exchange program for the applicable period. While such share redemption programs and tender offers may contain restrictions that limit the amount of shares or other equity, as applicable, that may be redeemed or purchased in particular periods, an increased number of investors requesting redemptions in excess of capital inflows or participating in tender offers of our perpetual wealth vehicles could lead to a decline in the management fees and incentive fees we receive. Economic events affecting the economy or market in general, such as volatility in the financial markets related to changes in markets, inflation, changes in interest rates or global or national events that are beyond our control, could cause investors to request redemption of an increased number of shares pursuant to the share redemption programs of our perpetual wealth vehicles, potentially in excess of established limits. Such prolonged economic disruptions have caused a number of similar vehicles to deny redemption requests or to suspend or partially suspend their share redemption programs and tender offers. Our perpetual wealth vehicles may redeem or purchase fewer shares than investors request due to a lack of readily available funds because of such adverse market conditions beyond our control or the need to maintain liquidity for operations. Certain of our perpetual wealth vehicles may amend or suspend share repurchase programs during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining investors. With respect to our perpetual wealth vehicles, the vast majority of their assets will consist of investments that cannot generally be readily liquidated on short notice without impacting the vehicle’s ability to realize full value upon their disposition. This may further limit the amount of cash available to immediately satisfy redemption requests. Any redemptions or purchases of less than amounts requested could undermine investor confidence in our perpetual wealth vehicles and adversely impact our reputation.

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
Investments in our real estate funds are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These investments are subject to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, fluctuating occupancy rates and changes in demand for commercial office properties (including as a result of an increased prevalence of remote work). Additionally, our funds’ properties may be managed by third parties, which makes us dependent upon such third parties and subjects us to risks associated with the actions and financial resources of such third parties.
More generally, investments in real estate-related businesses and assets are subject to risks including the following:

•those associated with the burdens of ownership of real property;
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
•changes in government regulations (such as rent control, digital infrastructure regulation and tax laws);
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
Certain of our funds invest in the power, infrastructure and energy sector which is subject to significant market volatility and may expose us to increased environmental risks and liabilities inherent in the ownership of real assets. As such, the performance of investments in the energy sector is subject to a high degree of business and market risk.
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
The performance of our investments with underlying exposure to the commodities markets is subject to a high degree of business and market risk, as it is dependent upon prevailing prices of commodities such as oil, natural gas and coal, which are subject to wide fluctuation for a variety of factors that are beyond our control, such as geopolitical developments like hostilities in the Middle East region and between Russia and Ukraine. It is common in making investments with underlying exposure to the commodities markets to deploy hedging strategies to protect against pricing fluctuations but such strategies may or may not protect our investments. Declining global commodity prices have impacted the value of securities held by our funds. Continued volatility could result in lower returns than we anticipated at the time certain of our investments were made. As of December 31, 2024, less than 1% of our total AUM was invested in debt and equity investments in the energy sector, including midstream investments, oil and gas exploration, and renewable energy investments.
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
Climate change is widely considered to be a significant threat to the global economy. Our business operations, our funds’ portfolio companies, and the companies in which our funds invest may face risks associated with climate change, including “transition risks” such as risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy) and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events (including wildfires, droughts, hurricanes and floods) and rising sea levels and temperatures. These events and the disruptions they cause, alone or in combination, could also lead to increased costs of insurance (particularly for real estate in certain regions). See “—Our real estate funds are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.”

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
Potential conflicts of interest may arise among the Class B Stockholder and the Class C Stockholder, on the one hand, and the holders of our Class A common stock and/or Series B mandatory convertible preferred stock, on the other hand.
The Class B Stockholder and the Class C Stockholder are controlled by the Holdco Members, certain of whom also serve on our board of directors and all of whom serve as executive officers. As a result, conflicts of interest may arise among the Class B Stockholder and the Class C Stockholder, and their respective controlling persons, on the one hand, and us and the holders of our Class A common stock and/or Series B mandatory convertible preferred stock, on the other hand.
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
In addition, conflicts may arise relating to the selection and structuring of investments or transactions, declaring dividends and other distributions. For example, certain of our principals and senior professional owners indirectly hold their AOG Units through Ares Owners, which, unlike us, is not subject to corporate income taxation. See “—Risks Related to Taxation—Tax consequences to the direct and indirect holders of AOG Units or to general partners in our funds may give rise to conflicts of interests.”
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
We are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under the NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect, and we have elected, and expect to continue to elect, not to comply with certain corporate governance requirements of the NYSE, including the requirement that the listed company have a nominating and corporate governance committee that is composed entirely of independent directors. Accordingly, holders of our Class A common stock and/or Series B mandatory convertible preferred stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Our certificate of incorporation states that the Class B Stockholder is under no obligation to consider the separate interests of our other stockholders and contains provisions limiting the liability of the Class B Stockholder.
Due to the disparity in the voting power of the classes of our common stock, holders of our Class A common stock will generally have no influence over matters on which holders of our common stock vote. As a result, on any date on which the Ares Ownership Condition is satisfied, nearly all matters submitted to a vote of the holders of our common stock will be determined by the vote of the Class B Stockholder. Although controlling stockholders may owe duties to minority stockholders, our certificate of incorporation contains provisions limiting the duties owed by the Class B Stockholder and contains provisions allowing the Class B Stockholder to favor its own interests and the interests of its controlling persons over us and the holders of our Class A common stock. Our certificate of incorporation contains provisions stating that the Class B Stockholder is under no obligation to consider the separate interests of our other stockholders (including the tax consequences to such stockholders) in deciding whether or not to cause us to take (or decline to take) any action as well as provisions stating that the Class B Stockholder shall not be liable to our other stockholders for monetary damages or equitable relief for losses sustained, liabilities incurred or benefits not derived by such stockholders in connection with such decisions. See “—Potential conflicts of interest may arise among the Class B Stockholder and the Class C Stockholder, on the one hand, and the holders of our Class A common stock and/or Series B mandatory convertible preferred stock, on the other hand.”
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
In addition, on October 10, 2024, we issued 30,000,000 shares of Series B mandatory convertible preferred stock with a dividend rate of 6.75% per annum on the liquidation preference thereof. The Series B mandatory convertible preferred stock ranks senior to our Class A common stock and non-voting common stock, with respect to the payment of dividends. As long as any share of Series B mandatory convertible preferred stock is outstanding, unless all accumulated and unpaid dividends on the Series B mandatory convertible preferred stock for all preceding dividend periods have been declared and paid in full or declared and set apart for payment, we may not declare, pay or set apart for payment any dividends on our Class A common stock or any other class or series of stock that ranks junior to the Series B mandatory convertible preferred stock. Dividends on the Series B mandatory convertible preferred stock are discretionary and cumulative. Holders of Series B mandatory convertible preferred stock will only receive dividends on their shares when, as and if declared by our board of directors. If dividends on the Series B mandatory convertible preferred stock have not been declared and paid for the equivalent of six or more quarterly dividend periods, whether or not consecutive, holders of Series B mandatory convertible preferred stock, together as a class with holders of any other series of parity stock with like voting rights, will be entitled to vote in an election for two additional directors to our board of directors. This right to elect additional directors to our board of directors will dilute the representation of our stockholders on our board of directors and may adversely affect the market price of our Class A common stock. When all accumulated and unpaid dividends have been paid in full, the right of the holders of Series B mandatory convertible preferred stock to elect these two additional directors will terminate, the terms of office of these two directors will forthwith terminate and the number of directors constituting our board of directors will be reduced accordingly. Additional risks related to the Series B mandatory convertible preferred stock are contained in the prospectus supplement filed with the SEC on October 9, 2024.
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
As of December 31, 2024, our professionals owned, indirectly, an aggregate of 109,806,689 AOG Units. We have entered into an exchange agreement with the holders of AOG Units so that such holders may, up to four times each year (subject to the terms of the exchange agreement and any contractual lock-up arrangements), exchange their AOG Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications, or, at our option, for cash. A holder of AOG Units must exchange one AOG Unit in the Ares Operating Group entity to effect an exchange for a share of Class A common stock of AMC.
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
As of December 31, 2024, there were 17,968,940 restricted units outstanding to be settled in shares of our Class A common stock, which are subject to specified vesting requirements, and were granted to certain of our senior professionals under the 2023 Ares Management Corporation Equity Incentive Plan (the “Equity Incentive Plan”). As of December 31, 2024, 62,634,307 shares of our Class A common stock were available to be issued under the Equity Incentive Plan. We have filed a registration statement on Form S-8 with the SEC covering the shares of our Class A common stock issuable under the Equity Incentive Plan. Subject to vesting arrangements such shares of our Class A common stock are freely tradable. Vesting of those shares of restricted units would dilute the ownership interest of existing stockholders.
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
Any substantial changes in domestic or international corporate tax policies, regulations or guidance, enforcement activities or legislative initiatives may adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally. Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. For an overview of certain relevant U.S. tax laws and relevant foreign tax laws, see “—Applicable U.S. and foreign tax law, regulations, or treaties, and changes in such tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely affect our effective tax rate, tax liability, financial condition and results, ability to raise funds from certain foreign investors, increase our compliance or withholding tax costs and conflict with our contractual obligations.” The introduction of additional tax regimes both globally and domestically, the implementation of which are uncertain, require significant judgment and will depend on the facts and circumstances of each year. These regimes may not be compatible with one another and may cause adverse tax consequences.

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
Overview of certain relevant U.S. tax laws. Tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities. Moreover, significant management judgment is involved applying tax laws, regulations and treaties to us and our funds such that tax authorities could challenge our interpretation, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. For example, on March 11, 2021, the American Rescue Plan Act of 2021 (Pub. L. No. 117-2) (the “ARPA”) was enacted. The ARPA added a new subsection to Section 162(m) of the Code to expand the disallowance for deduction of certain compensation paid by publicly held corporations to cover the next five most highly compensated employees for the taxable year, which expansion will be effective for tax years beginning after December 31, 2026. The expansion of Section 162(m) is expected to generally reduce the amount of tax deductions available to us. In addition, on August 16, 2022, the Inflation Reduction Act (Pub. L. No. 117-169) (the “IRA”) was signed into law. The IRA introduced a 15% minimum tax (“CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on the fair market value of stock repurchased by certain corporations after December 31, 2022. The IRA has not had a material impact on our income tax liability for 2024, but if we were to reach the applicable financial statement income thresholds, the CAMT rules could increase tax compliance complexity and result in additional administrative costs and income tax liabilities. The potential impact of CAMT on future taxable years, including as early as the 2026 taxable year, will depend on the facts and circumstances of such years.
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
The EU, the U.K. and many other countries have implemented the OECD’s Common Reporting Standard for the automatic exchange of financial account information in tax matters (the “CRS”). EU Council Directive 2011/16/EU requires a mandatory automatic exchange of information regime on administrative co-operation in the field of taxation (as amended) (the “Directive on Administrative Co-Operation” or the “DAC”). The DAC, which effectively incorporates (among other items) the CRS into European law, like the CRS, requires governments to obtain detailed account information from financial institutions and exchange that information automatically with other jurisdictions annually. Neither the CRS nor the DAC imposes withholding taxes. EU Council Directive 2018/822 (“DAC 6”) amended the DAC to require ‘intermediaries’ (as defined in DAC 6) and, in some cases, taxpayers to disclose information to tax authorities about cross-border arrangements bearing specific hallmarks involving one or more EU member states. Certain cross-border arrangements are reportable to relevant taxing authorities. Similar reporting rules may apply or be introduced in other jurisdictions which implement the OECD mandatory disclosure rules (“OECD MDR”). With effect from December 31, 2020, the U.K. narrowed the scope of DAC 6 and the corresponding arrangements that need to be reported in the U.K. pursuant to DAC 6 (as implemented under U.K. law by the International Tax Enforcement (Disclosable Arrangements) Regulations 2020 (the “U.K. Regulations”)). In line with OECD standards (as a minimum) on exchange of information on cross-border planning arrangements such that only arrangements, very broadly, relating to the avoidance of obligations to report information in financial accounts or that obscure beneficial ownership (Category D Hallmarks), are required to be reporting in the U.K. under DAC 6. On March 28, 2023, new U.K. regulations (the International Tax Enforcement (Disclosable Arrangements) Regulations 2023 (the “U.K. MDR Regulations 2023”)) came into force in the U.K. which repealed and replaced the U.K. Regulations. The U.K. MDR Regulations 2023 implement OECD MDR into U.K. law and require U.K. 'intermediaries' (as defined under OECD MDR), and in some cases taxpayers, to report information to HMRC about certain types of arrangements known as CRS avoidance arrangements and opaque offshore structures. The EU has also signed separate automatic exchange of information agreements with certain non-EU countries, under which the EU and the relevant jurisdiction will automatically exchange information on the financial accounts of each other’s residents. Investors in our funds will be required: (i) to consent to the taking of any action in connection with FATCA, the CRS, the DAC (including DAC 6), the OECD MDR and/or any local law relating to, implementing or having similar effect to any of these regimes, including the disclosure of information to tax authorities which may in turn be exchanged between other tax authorities; and (ii) to agree to provide the AIFM and/or the general partner with the information they require to comply with FATCA, the CRS, the DAC (including DAC 6), the OECD MDR and/or any local law relating to, implementing or having similar effect to any of these regimes in any relevant jurisdiction. The breadth of the disclosure requirements under such tax reporting regimes will likely create costs and administrative burdens and penalties and withholding taxes could be imposed for non-compliance.
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
Many of the jurisdictions in which our funds will make investments have now ratified, accepted and approved the OECD’s draft Multilateral Instrument (“MLI”) which brings into force a number of relevant changes to double tax treaties within scope. The MLI is intended to facilitate the speedy introduction by participating states of double tax treaty-related BEPS recommendations. While these changes continue to be introduced, there remains significant uncertainty as to whether and, if so, to what extent our funds or their subsidiaries may benefit from the protections afforded by such treaties and whether our funds may look to their partners in order to derive tax treaty or other benefits. This position is likely to remain uncertain for a number of years.
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
If ATAD II anti-hybrid rules apply, they can act to deny (to a greater or lesser extent) deductibility in Luxembourg to corporate entities of interest/expenses or bring otherwise transparent vehicles within the charge to Luxembourg corporate tax. However, these anti-hybrid rules only apply to arrangements: (i) between associated enterprises or (ii) that constitute “structured arrangements.” In the context of hybrid mismatches resulting from the different characterization of a financial instrument, an entity will need to hold a direct or indirect interest of 25% or more of the voting rights, capital interests or rights to share a profit to be considered an associated enterprise. The 25% requirement is replaced by a 50% requirement if the hybrid mismatch results from a different characterization of an entity (i.e., a hybrid entity). With respect to the computation of this 25% or 50% threshold requirement, ATAD II makes reference to the OECD concept of “persons acting together”, as it is specifically mentioned that for purposes of the anti-hybrid rules under ATAD II, “a person who acts together with another person in respect of the voting rights or capital ownership of an entity shall be treated as holding a participation in all of the voting rights or capital ownership of that entity that are held by the other person.” However, the Luxembourg law implementing ATAD II provides that an investor in an investment fund who holds directly or indirectly less than 10% of the interest in the investment fund and who is entitled to receive less than 10% of the fund’s profits is presumed not to act together with the other investors in the same investment fund (since the investors have in principle no effective control over the investments realized by the fund), unless proved otherwise (the de minimis rule). As a consequence of this rebuttable presumption, any investor holding less than 10% in an investment fund should not be regarded as an “associated enterprise” of the fund and of any underlying Luxembourg entities. Any investor holding more than 10% will only be regarded as an “associated enterprise” if it meets the requisite threshold in its own right, or it can be demonstrated that it is acting together with other investors, which would cause it to be deemed to reach the requisite threshold. Our funds have sought their own tax advice in relation to these rules and their potential impact on our funds and their future investments.
The impacts of ATAD II on interest and other finance costs in the context of European investments are jurisdiction specific and will be examined on an investment-by-investment basis.
Further to the BEPS Project, and in particular BEPS Action 1 (“Addressing the Tax Challenges of the Digital Economy”), the OECD published a Report on May 31, 2019 entitled “Programme of Work to Develop a Consensus Solution to the Tax Challenges Arising from the Digitalisation of the Economy” (as updated on several occasions since and most recently on October 8, 2021 by the “Statement on a Two-Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy”), which proposes fundamental changes to the international tax system. The proposals (commonly referred to as “BEPS 2.0”) are based on two “pillars”, involving the reallocation of taxing rights (“Amount A of Pillar One”), and a new global minimum corporate tax rate (“Pillar Two”). Under Amount A of Pillar One, multinational enterprises (“MNEs”) with total group revenues exceeding EUR 20 billion (or equivalent) in a given period and pre-tax profitability exceeding 10% calculated using an averaging mechanism will be subject to rules allocating 25% of profits in excess of a 10% profit margin to the jurisdictions within which they carry on business (subject to threshold rules). Certain entities are excluded, including certain investment funds and real estate investment vehicles (as respectively defined) which are the ultimate parent entity of the MNE group (and certain holding vehicles of such entities). There are also specific exclusions for MNEs carrying on specific low-risk activities, including “regulated financial services” (as defined). Pillar Two imposes a minimum effective tax rate of 15% on MNEs that have consolidated revenues of at least EUR 750 million in at least two out of the last four years (i.e., broadly those MNEs which are required to undertake country by country reporting). Pillar Two introduces two related tax measures (the “GloBE Rules”): the income inclusion rule (“IIR”) imposes a top up tax on a parent entity where a constituent member of the MNE group has low taxed income while the undertaxed payment rule (“UTPR”) applies as a backstop if the constituent member’s income is not taxed by an IIR. Specified classes of entities which are typically exempt from tax are outside the scope of the Pillar Two GloBE Rules, including investment funds and real estate investment vehicles (as respectively defined) which are the ultimate parent entity of the MNE group (and certain holding vehicles of such entities). Additionally, and part of Pillar Two but separate from the GloBE Rules, a subject to tax rule (“STTR”) will permit source jurisdictions to impose limited additional taxation on certain cross-border related party payments where the recipient is subject to a nominal corporate income tax rate (subject, in some circumstances, to certain adjustments) below 9%, which will be creditable against the GloBE Rules tax liability. The GloBE Rules must be implemented through domestic legislation, and on December 20, 2021 the OECD released Pillar Two model rules providing a template for this purpose. Many jurisdictions enacted legislation, including most EU member states pursuant to the EU minimum tax directive and the U.K., with a view to the IIR and the UTPR taking effect for fiscal years beginning on or after December 31, 2023 and December 31, 2024, respectively. Amount A of Pillar One will be implemented through a multilateral convention and the STTR will be implemented, where applicable, either through modifications to bilateral tax treaties or alternatively through a multilateral instrument. The timeline for implementation of both Amount A of Pillar One and the STTR remains uncertain. Subject to the development and implementation of both Amount A of Pillar One and Pillar Two (including the implementation of the EU minimum tax directive by EU member states) and the details of any domestic legislation, double taxation treaty amendments and multilateral agreements which are necessary to implement them, effective tax rates could increase within the fund structure or on its investments, including by way of higher levels of tax being imposed than is currently the case, possible denial of deductions or increased withholding taxes and/or profits being allocated differently and/or penalties could be due. This could adversely affect the returns of investors in our funds. The implementation of BEPS 2.0 in relevant jurisdictions is complex and likely to remain uncertain for a number of years.
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
In addition, the TRA provides that, upon a change of control, or if, at any time, we elect an early termination of the TRA, our obligations under the TRA with respect to exchanged or acquired shares of our Class A common stock (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRA and, in the case of an early termination election, that any AOG Units that have not been exchanged are deemed exchanged for the market value of shares of our Class A common stock at the time of termination. Assuming that the market value of a share of our Class A common stock were to be equal to $177.03, which is the closing price per share of our Class A common stock as of December 31, 2024, and that SOFR were to be 4.49% and a blended federal and state corporate tax rate of 23.5%, we estimate that the aggregate amount of these termination payments would be approximately $2.8 billion on the 110 million AOG Units that have not been exchanged for Class A common stock. The foregoing amount is merely an estimate and the actual payments could differ materially.
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

There may be potential conflicts in the tax treatment of carried interest.

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
The tax treatment of carried interest has continued to be an area of focus for policymakers and government officials, which could result in further regulatory action by federal or state governments. Congress and the new Presidential administration may consider legislation to further extend the holding period for carried interest to qualify for long-term capital gains treatment, have carried interest taxed as ordinary income rather than as capital gain, impose surcharges on carried interest or increase the capital gains tax rate. Tax authorities and legislators in other jurisdictions in which Ares has investments or employees could clarify, modify or challenge their treatment of carried interest. For example, the U.K. government has, following a report by the Office of Tax Simplification on the U.K. Capital Gains Tax Regime, announced on October 30, 2024 that it intends to implement a new carried interest regime from April 2026. The details of such new regime remain subject to consultation and are therefore uncertain. However, any new regime could result in a change to the taxation of carried interest with respect to our U.K. investment professionals. In addition, and as part of the October 30, 2024 announcement, the rate of carried interest applicable to our U.K. investment professionals is expected to increase from April 6, 2025. As a result of these changes and potential changes, the amount of taxes that our employees and other key personnel would be required to pay could increase materially and could impact our ability to recruit, retain and motivate employees and key personnel in the relevant jurisdictions or could require us in certain circumstances to consider alternative or modified incentive arrangements for such employees or key personnel.

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
General Risk Factors
Security incidents or cyber-attacks could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.
The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security incidents and cyber-attacks, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information, which are becoming more sophisticated and difficult to detect. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our employees, our investors and others, and other sensitive information that we collect, process and store in our data centers and on our networks or those of our third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we must comply in the event of a security incident or cyber-attack. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks. The result of any security incident or cyber-attack may include disrupted operations, including in our, our employees’, our fund investors, our counterparties’, or third parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer or otherwise causing interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ operations.
Although we are not currently aware of any security incidents or cyber-attacks that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. Security incidents or cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties, as well as through employee malfeasance. We, or our third-party providers, may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack by foreign governments or cyber terrorists. We may be a target for attacks because, as an alternative asset management firm, we hold confidential, personal and other sensitive information, including price information about existing and potential investments. Further, we are dependent on third-party service providers for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. While we perform risk assessments on our third-party providers, our reliance on them and their potential reliance on other third-party service providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on our third-party service providers could adversely affect us, our business and our reputation. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party service providers.
Security incidents and cyber-attacks may originate from a wide variety of sources, and while we have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a security incident or cyber-attack will not occur or that our financial results or operations will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched, and may be enhanced by artificial intelligence technologies. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems, as well as our policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal or other sensitive information. Although we take protective measures and endeavors to strengthen our computer systems, software, technology assets and networks to prevent and address potential security incidents and cyber-attacks, there can be no assurance that any of these measures prove effective. We expect to be required to devote increasing levels of funding and resources to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance our cybersecurity procedures and controls.
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
In addition, cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies (funds), as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

We are subject to numerous privacy laws, and violation of such laws may subject us to significant fines or penalties, litigation, or reputational damage, and new privacy laws could impact our business and financial performance.
Many jurisdictions in which we operate have laws and regulations relating to data protection, privacy, cybersecurity and information security to which we may be subject, including the CCPA, the New York SHIELD Act, the GDPR and the U.K. GDPR (collectively, “Privacy Laws”). These Privacy Laws and related regulations are quickly evolving and may conflict with one another. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations are enacted, our financial performance or plans for growth may be adversely impacted. In addition, compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and require the dedication of additional time and resources to compliance. A failure to comply with applicable Privacy Laws could result in fines, sanctions, enforcement actions or other penalties or reputational damage.
Further, significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.

There may be substantial financial penalties or fines for breach of Privacy Laws (which may include insufficient security for our personal or other sensitive information). For example, the maximum penalty for breach of the GDPR is the greater of 20 million Euros and 4% of group annual worldwide turnover, and fines for each violation of the California Consumer Privacy Act are $2,500 per violation, or $7,500 per violation for intentional violations. Non-compliance with any applicable privacy or data security laws represents a serious risk to our business, and compliance may be complicated by conflicting or inconsistent laws and regulations.
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
We may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, cybersecurity, fraud and various other potential claims, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such claim. Certain losses of a catastrophic nature, such as losses arising as a result of wars, systemic risk associated with cyber-kinetic warfare, earthquakes, typhoons, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our funds and their portfolio companies. In general, losses related to terrorism and catastrophic nation-state hacks are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our funds and their portfolio companies may not be insured against terrorism or certain other catastrophic losses.
Events which harm our reputation or brand may impact our ability to attract and retain investors and raise new capital.

As fiduciaries and stewards of our client’s capital, we value and depend on the trust they place in us. Reputation is a significant factor that increases our competitive risk. See “—Risks Related to Our Businesses—The investment management business is intensely competitive.” Increased regulatory scrutiny, actions or fines, litigation, employee misconduct, failures or perceived failures to appropriately mitigate and manage ESG incidents, conflicts of interest, cyber-attacks and management of tax disputes, could among other events, harm our reputation and thus our ability to attract and retain investors and raise new capital for our funds, adversely affecting our business. While we have a robust compliance program in place and have successfully instituted a culture of compliance through our policies and procedures aimed to mitigate potential risks and enhanced regulatory action, we may be subject to new and heighted enforcement activity resulting in public sanctions or fines which could adversely impact our reputation. See “—Risks Related to Regulation.” Similarly, to the extent we experience material litigation, employee turnover or employee misconduct, our businesses and our reputation could be adversely affected, and a loss of investor confidence could result, which could adversely impact our ability to raise future funds. Our ability to appropriately mitigate, manage and address conflicts of interests among our stakeholders could also result in increased reputational risk. Further, the impact of events which may harm our reputation and brand are heightened given media and public focus on the externalities of activities unrelated to our business, the pervasiveness of social media and public interest in the financial services and alternative investment management industry generally. The increasing prevalence of artificial intelligence may lead to faster and wider dissemination of any adverse publicity or inaccurate information about us, making effective remediation more difficult and further magnifying the reputational risks associated with negative publicity.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity Threats

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

Our cybersecurity program includes physical, administrative and technical safeguards, and we maintain plans and procedures designed to help us prevent and timely and effectively respond to cybersecurity threats and incidents. Through our cybersecurity risk management process, we seek to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity threats is integrated into our Enterprise Risk Management program, which is overseen by our Enterprise Risk Committee (the “ERC”), as discussed below. In addition, we periodically engage third-party consultants and engage with key vendors to assist us in assessing, enhancing, implementing, and monitoring our cybersecurity risk management programs and responding to incidents.

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

Material Impact of Risks from Cybersecurity Threats

We have not experienced an information security breach incident that has materially affected our business strategy, results of operations or financial condition. The expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—General Risk Factors—Security incidents or cyber-attacks could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by a dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by our CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on, and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The CISO reports cybersecurity updates to the ERC. The ERC is a committee that governs and oversees our Enterprise Risk Program, including cybersecurity. The ERC includes our Chief Executive Officer, Co-Presidents, Chief Financial Officer, General Counsel, Global Chief Compliance Officer and Head of Enterprise Risk, who acts as chairperson of the ERC. The ERC, through regular consultation with the internal cybersecurity team, assesses, discusses, and prioritizes our approach to high-level risks, mitigating controls, and ongoing cybersecurity efforts.

The audit committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Periodically, reports are provided to our audit committee as well as the full board of directors, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Head of Enterprise Risk. Such reporting includes updates on our cybersecurity program, the external threat environment, and our programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on our preparedness, prevention, detection, responsiveness, and recovery with respect to cyber incidents.

Item 2. Properties
Our principal executive offices are located in leased office space at 1800 Avenue of the Stars, Suite 1400, Los Angeles, California. We also lease office space in New York, London and other cities around the world. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.

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
The number of holders of record of our Class A common stock as of February 21, 2025 was 24, which does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. Ares Management GP LLC is the sole holder of shares of our Class B common stock and Ares Voting LLC is the sole holder of shares of our Class C common stock.
Stock Performance Graph
The following graph depicts the total return to holders of our Class A common stock from the closing price on December 31, 2019 through December 31, 2024, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes $100 invested on December 31, 2019 and dividends received reinvested in the security or index.
The performance graph is not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
Total Return Performance Table

Issuer Purchases of Equity Securities
None.

Dividend Policy for the Series B Mandatory Convertible Preferred Stock

On October 10 2024, we issued 30,000,000 shares of our Series B mandatory convertible preferred stock, for total proceeds of $1,462.5 million (after deducting underwriting discounts but before offering expenses). The Series B mandatory convertible preferred stock accumulates dividends at a rate per annum equal to 6.75% on the liquidation preference thereof, payable when, as and if declared by the our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2025 and concluding on October 1, 2027.
As of December 31, 2024, we had 30,000,000 shares of our Series B mandatory convertible preferred stock outstanding. During 2024, we declared dividends of $0.759375 per share, totaling approximately $22.8 million payable on January 1, 2025 to holders of record of shares of the Series B mandatory convertible preferred stock. In February 2025, our board of directors declared a quarterly dividend of $0.84375 per share, amounting to $25.3 million payable on April 1, 2025 to holders of record of shares of the Series B mandatory convertible preferred stock on March 15, 2025.
Dividend Policy for Class A and Non-Voting Common Stock

During 2023, we declared a dividend each quarter of $0.77 (totaling $3.08 annually) per share to Class A common stockholders and non-voting common stockholders, or approximately $571.9 million. During 2024, we declared a dividend each quarter of $0.93 (totaling $3.72 annually) per share to Class A and non-voting common stockholders, or approximately $743.0 million.

In February 2025, our board of directors declared a quarterly dividend of $1.12 per share of Class A and non-voting common stock with respect to the first quarter of 2025 payable on March 31, 2025 to common stockholders of record at the close of business on March 17, 2025.
Our dividend policy for our Class A and non-voting common stock is more closely aligned with our core management fee business. We intend to provide a fixed quarterly dividend for each calendar year that will be based on our expected fee related earnings after an allocation of current taxes paid, with future potential changes based on the level and growth of the metric. Subject to the approval of our board of directors, we intend to pay a dividend of $1.12 per share of our Class A and non-voting common stock per quarter in 2025.

Our fixed dividend will be reassessed each year based upon the level and growth of our fee related earnings after an allocation of current taxes paid. As fee related earnings reflect the core earnings of our business and consist of management fees, other fees and fee related performance revenues less compensation and benefits and general and administrative expenses, having our dividend based on this amount removes volatility from our dividend and provides more predictability to investors on an annual basis.

Our dividend policy reflects our intention to retain realized net performance income, which excludes our fee related performance revenues. We expect to use such retained earnings to fund future growth with the objective of accelerating our fee related earnings growth per share, as well as for potential stock repurchases. However, the declaration, payment and determination of the amount of future dividends, if any, is at the sole discretion of our board of directors, which may change our dividend policy at any time.

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
This section of the Annual Report on Form 10-K discusses activity as of and for the years ended December 31, 2024 and 2023. For discussion on activity for the year ended December 31, 2022 and period-over-period analysis on results for the year ended December 31, 2023 to 2022, refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. We have reclassified certain prior period amounts to conform to the current year presentation.
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

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the year ended December 31, 2024, 95% of our management fees were derived from perpetual capital vehicles or long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results from operations, including the fair value of our AUM, are affected by a variety of factors. Conditions in the global financial markets and economic and political environments may impact our business, particularly in the U.S., Europe and APAC.

    The following table presents returns of selected market indices:

			Returns (%)
Type of Index	Name of Index	Region	Year ended December 31, 2024	Year ended December 31, 2023
High yield bonds	ICE BAML High Yield Master II Index	U.S.	8.2	13.5
High yield bonds	ICE BAML European Currency High Yield Index	Europe	8.7	12.2
Leveraged loans	Credit Suisse Leveraged Loan Index (“CSLLI”)	U.S.	9.1	13.0
Leveraged loans	Credit Suisse Western European Leveraged Loan Index	Europe	8.5	12.5
Equities	S&P 500 Index	U.S.	25.0	26.3
Equities	MSCI All Country World Ex-U.S. Index	Non-U.S.	5.5	15.6
Infrastructure equities	S&P Global Infrastructure Index	Global	6.8	15.1
Real estate equities	FTSE NAREIT All Equity REITs Index	U.S.	0.9	11.4
Real estate equities	FTSE EPRA/NAREIT Developed Europe Index	Europe	(6.5)	17.4

During 2024, global markets were fueled by the easing of monetary policy by the Federal Reserve and several other major central banks with predominately positive returns despite seeing mixed performances towards the end of the year. U.S. and European high yield bonds and leveraged loans showed positive performance driven by stable demand and improved access to capital markets. The APAC markets experienced favorable performance, with growth driven by moderate inflation, lower unemployment and lower interest rate expectations, which supported consumption in Southeast Asia, India, and Australia. China announced policy stimulus measures affecting monetary policy, the property sector and equity markets, contributing to positive investor sentiment. Globally, reduced bank lending and limited capital accessibility continued to support private credit growth.

The private equity industry benefited from lower interest rates, cooling inflation and tighter credit spreads, leading to a meaningful increase in the private equity deal value in the U.S. Despite challenges such as inflation and potential tariffs, market sentiment remains optimistic due to lower taxes, favorable regulations and technology advancements. We believe that demand for strong performance, combined with a favorable deal-making environment, will support deployment opportunities in 2025.

The U.S. and European commercial real estate markets experienced increased deal activity on a year over year basis that was largely supported by the improving macroeconomic environment. Property valuations are showing signs of recovery, and capitalization rates are stabilizing or compressing. The European real estate markets are showing slower signs of recovery, with the volatility in interest rates having a greater impact on performance during the year. Despite variations in market performance by sector and geography, we believe multifamily and industrial properties will benefit from favorable long-term structural trends. Infrastructure investment opportunities continue to be supported by the convergence of two megatrends – digital infrastructure and artificial intelligence adoption – paired with surging power demand expectations. Renewable energy transaction volume remained strong, which has supported elevated renewable energy revenue contract prices.

We believe our portfolios across all strategies are well positioned for a fluctuating interest rate environment. On a market value basis, approximately 85% of our debt assets and 57% of our total assets were floating rate instruments as of December 31, 2024.

In 2024, some of the considerations pertaining to our strategic decisions included:

• Our ability to fundraise and increase AUM and fee paying AUM. During the year ended December 31, 2024, we raised $92.7 billion of gross new capital across our commingled funds, SMAs, wealth products and other vehicles, and continued to expand our investor base, raising capital from over 185 different investment vehicles and over 660 institutional investors, including over 310 direct institutional investors that were new to Ares. Our fundraising efforts helped drive AUM growth of 16% for 2024. During 2025, we expect that our fundraising will come from a combination of our existing and new strategies in North America, Europe and APAC. As of December 31, 2024, AUM not yet paying fees includes $81.0 billion of AUM available for future deployment which could generate approximately $728.8 million in potential incremental annual management fees. Our potential future deployment, coupled with our future fundraising prospects, gives us the opportunity to increase our management fees in 2025.

• Our ability to attract new capital and investors with our broad multi-asset class product offering. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation and income generation. We continually seek to create avenues to meet our investors’ evolving needs by offering an expansive range of funds, developing new products and creating managed accounts and other investment vehicles tailored to our investors’ goals. We continue to expand our distribution channels throughout the wealth channel with our global wealth management offerings, as well as the needs of traditional institutional investors, such as pension funds, sovereign wealth funds and endowments. If market volatility persists or increases, investors may seek absolute return strategies that seek to mitigate volatility. We offer a variety of investment strategies depending upon investors’ risk tolerance and expected returns.

• Our disciplined investment approach and successful deployment of capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital that our investors have committed to our funds. Greater competition, high valuations, cost of credit and other general market conditions have affected and may continue to affect our ability to identify and execute attractive investments. Under our disciplined investment approach, we deploy capital only when we have sourced a suitable investment opportunity at an attractive price. During the year ended December 31, 2024, we deployed $106.7 billion of gross capital across our investment groups compared to $68.1 billion deployed in 2023. We believe we continue to be well-positioned to invest our assets opportunistically. As of December 31, 2024, we had $133.1 billion of capital available for investment compared to $111.4 billion as of December 31, 2023.
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
See “Item 1. Business—Overview” for a comprehensive overview of our business, and “Item 1A. Risk Factors” for a discussion of the risks our businesses are subject to, both included in this Annual Report on Form 10-K.

Managing Business Performance
Operating Metrics
We measure our business performance using certain operating metrics that are common to the alternative investment management industry and are discussed below.
Assets Under Management
AUM refers to the assets we manage and is viewed as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital.
The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2023	$299,350	$65,413	$24,551	$24,760	$4,772	$418,846
Acquisitions	362	2,488	—	—	71	2,921
Net new par/equity commitments	39,343	7,367	519	4,453	6,442	58,124
Net new debt commitments	29,268	4,049	—	625	—	33,942
Capital reductions	(10,546)	(1,086)	(4)	—	—	(11,636)
Distributions	(16,864)	(3,475)	(704)	(880)	(817)	(22,740)
Redemptions	(5,252)	(1,093)	(2)	—	—	(6,347)
Net allocations among investment strategies	2,828	20	(47)	25	(2,826)	—
Change in fund value	10,369	1,615	(272)	170	(546)	11,336
Balance at 12/31/2024	$348,858	$75,298	$24,041	$29,153	$7,096	$484,446

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2022	$239,299	$66,061	$21,029	$21,961	$3,647	$351,997
Acquisitions	—	—	3,697	—	—	3,697
Net new par/equity commitments	40,393	6,076	1,621	3,648	7,008	58,746
Net new debt commitments	14,897	726	—	—	—	15,623
Capital reductions	(3,858)	(480)	(9)	—	—	(4,347)
Distributions	(7,684)	(4,796)	(1,810)	(1,116)	(423)	(15,829)
Redemptions	(3,345)	(1,759)	—	(1)	(1,046)	(6,151)
Net allocations among investment strategies	4,258	—	—	5	(4,263)	—
Change in fund value	15,390	(415)	23	263	(151)	15,110
Balance at 12/31/2023	$299,350	$65,413	$24,551	$24,760	$4,772	$418,846

The components of our AUM are presented below ($ in billions):

AUM: $484.4	AUM: $418.8

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $14.4 billion and $15.1 billion of AUM of funds from which we indirectly earn management fees as of December 31, 2024 and 2023, respectively, and includes $4.7 billion and $4.3 billion of non-fee paying AUM from our general partner and employee commitments as of December 31, 2024 and 2023, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management

FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2023	$185,280	$41,338	$13,124	$19,040	$3,575	$262,357
Acquisitions	244	1,554	—	—	55	1,853
Commitments	19,326	3,440	—	2,793	5,745	31,304
Deployment/subscriptions/increase in leverage	29,479	3,180	47	395	174	33,275
Capital reductions	(11,972)	(12)	—	—	—	(11,984)
Distributions	(14,843)	(2,157)	(54)	(505)	(817)	(18,376)
Redemptions	(5,252)	(1,093)	(2)	—	—	(6,347)
Net allocations among investment strategies	3,453	20	—	—	(3,473)	—
Change in fund value	2,144	(156)	(21)	41	234	2,242
Change in fee basis	1,286	(2,026)	(1,667)	637	(1)	(1,771)
Balance at 12/31/2024	$209,145	$44,088	$11,427	$22,401	$5,492	$292,553

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2022	$158,441	$41,607	$11,281	$17,668	$2,064	$231,061
Acquisitions	—	—	1,692	—	—	1,692
Commitments	8,333	3,674	—	1,645	6,181	19,833
Deployment/subscriptions/increase in leverage	26,219	2,968	234	473	150	30,044
Capital reductions	(3,657)	(455)	—	—	—	(4,112)
Distributions	(9,121)	(3,862)	(38)	(613)	(415)	(14,049)
Redemptions	(4,474)	(1,775)	—	(1)	—	(6,250)
Net allocations among investment strategies	4,363	—	—	30	(4,393)	—
Change in fund value	5,176	(917)	—	(164)	317	4,412
Change in fee basis	—	98	(45)	2	(329)	(274)
Balance at 12/31/2023	$185,280	$41,338	$13,124	$19,040	$3,575	$262,357

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $292.6	FPAUM: $262.4

Invested capital/other(1)	Market value /reported value(2)	Collateral balances (at par)	Capital commitments

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $71.9 billion and $58.8 billion from funds that primarily invest in illiquid strategies as of December 31, 2024 and 2023, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

Perpetual Capital Assets Under Management

The chart below presents our perpetual capital AUM by segment and type ($ in billions):

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For both the years ended December 31, 2024 and 2023, 95% of management fees were earned from perpetual capital or long-dated funds.

The charts below present the composition of our segment management fees by the initial fund duration:

Perpetual Capital - Publicly-Traded Vehicles	Perpetual Capital - Perpetual Wealth Vehicles	Perpetual Capital - Managed Accounts	Perpetual Capital - Private Commingled Vehicles	Long-Dated Funds(1)	Other

(1) Long-dated funds generally have a contractual life of five years or more at inception.

Available Capital and Assets Under Management Not Yet Paying Fees

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Real Assets	Private Equity	Secondaries	Other Businesses
As of December 31, 2024, AUM Not Yet Paying Fees includes $81.0 billion of AUM available for future deployment that could generate approximately $728.8 million in potential incremental annual management fees, which represents 29% embedded gross base management fee growth upon deployment. As of December 31, 2023, AUM Not Yet Paying Fees included $62.9 billion of AUM available for future deployment that could generate approximately $621.6 million in potential incremental annual management fees.

Incentive Eligible Assets Under Management and Incentive Generating Assets Under Management

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Incentive Eligible AUM
$279.7
$1.7
$19.1
$20.2
$46.1
$192.6
$244.4
$1.0
$15.1
$20.6
$40.2
$167.5
12/31/2024
12/31/2023

Incentive Generating AUM
$124.9
$1.1
$9.7
$8.7
$18.1
$87.3
$117.3
$0.5
$7.4
$16.0
$14.7
$78.7
12/31/2024
12/31/2023

Credit	Real Assets	Private Equity	Secondaries	Other Businesses

The charts below present our IGAUM by strategy for funds generating fee related performance revenues and net fee related performance revenues by strategy as of and for the years ended:

($ in billions)

$21.1
$2.2
$4.0
$6.2
$8.7
$18.5
$0.7
$3.3
$6.2
$8.3
12/31/2024
12/31/2023

Net Fee Related Performance Revenues[1] by Strategy

($ in millions)

$89.8
$20.8
$10.4
$20.2
$38.4
$69.4
$0.1
$0.9
$7.1
$0.5
$16.2
$44.6
12/31/2024
12/31/2023

U.S. Direct Lending	European Direct Lending	Alternative Credit	Private Equity Secondaries	North American Real Estate Equity	Real Estate Debt

(1)Fee related performance revenues by strategy is presented net of the associated fee related performance compensation.

Fund Performance Metrics
Fund performance information for our funds considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds are commingled funds that either contributed at least 1% of our total management fees or comprised at least 1% of our total FPAUM for each of the last two consecutive quarters. In addition to management fees, each of our significant funds may generate carried interest or incentive fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment, there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.
Fund performance metrics for significant funds may be marked as “NM” as they may not be considered meaningful due to the limited time since the initial investment and/or early stage of capital deployment.

To further facilitate an understanding of the impact a significant fund may have on our results, we present our drawdown funds as either harvesting investments or deploying capital to indicate the fund’s stage in its life cycle. A fund harvesting investments is past its investment period and opportunistically seeking to monetize investments, while a fund deploying capital is generally seeking new investment opportunities.

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

The investment adviser of each of our CLOs typically receives annual management fees based on the gross aggregate collateral balance for CLOs, at par, adjusted for cash and defaulted or discounted collateral. The management fees of CLOs accounted for approximately 2% of our total management fees on a consolidated basis and 4% on an unconsolidated basis for the year ended December 31, 2024.
The management fees we receive from our drawdown style funds are typically payable on a quarterly basis over the life of the fund and do not fluctuate with the changes in investment performance of the fund. The investment management agreements we enter into with clients in connection with contractual SMAs may generally be terminated by such clients with reasonably short prior written notice. Typically, terminations do not require liquidation of the SMAs and such SMAs will continue to exist until the underlying investments are liquidated. The management fees we receive from our SMAs are generally paid on a periodic basis (typically quarterly, subject to the termination rights described above) and are based on either invested capital or on the net asset value of the SMA.
The investment advisory and management agreements of our publicly-traded and perpetual wealth vehicles must be reviewed or approved annually by their independent boards of directors.

Details regarding our management fees from our publicly-traded and perpetual wealth vehicles are presented below:

Vehicle	Strategy	Annual Fee Rate	Fee Base

Credit Group
ARCC(1)	U.S. Direct Lending	1.50%	Total assets (other than cash and cash equivalents)
ARCC Part I Fees	U.S. Direct Lending	20.00%	Net investment income (before ARCC Part I Fees and ARCC Part II Fees), subject to a fixed hurdle rate of 1.75% per quarter, or 7.00% per annum. No fees are recognized until net investment income exceeds a 1.75% hurdle rate, with a catch-up provision to ensure that we receive 20.00% of the net investment income from the first dollar earned
ARDC	Liquid Credit	1.00%	Total assets minus liabilities (other than liabilities relating to indebtedness)
ASIF	U.S. Direct Lending	1.25%	NAV
ASIF Part I Fees	U.S. Direct Lending	12.50%	Net investment income (before ASIF Part I Fees and ASIF Part II Fees), subject to a fixed hurdle rate of 1.25% per quarter, or 5.00% per annum. No fees are recognized until net investment income exceeds a 1.25% hurdle rate, with a catch-up provision to ensure that we receive 12.50% of the net investment income from the first dollar earned
CADC	U.S. Direct Lending	1.25%	Total assets minus liabilities (other than liabilities relating to indebtedness)
CADC Part I Fees	U.S. Direct Lending	15.00%	Net investment income (before CADC Part I Fees), subject to a fixed hurdle rate of 1.50% per quarter, or 6.00% per annum. No fees are recognized until net investment income exceeds the hurdle rate, with a catch-up provision to ensure that we receive 15.00% of the net investment income from the first dollar earned
Open-ended European Direct Lending Fund	European Direct Lending	1.25%	NAV
Open-ended European Direct Lending Fund Part I Fees	European Direct Lending	12.50%	Net investment income (before open-ended European direct lending fund Part I Fees and open-ended European direct lending fund Part II Fees), subject to a fixed hurdle rate of 1.25% per quarter, or 5.00% per annum. No fees are recognized until net investment income exceeds a 1.25% hurdle rate, with a catch-up provision to ensure that we receive 12.50% of the net investment income from the first dollar earned
Real Assets Group
ACRE	Real Estate Debt	1.50%	Stockholders’ equity
Diversified Non-traded REIT	North American Real Estate Equity	1.10%	NAV
Industrial Non-traded REIT	North American Real Estate Equity	1.25%	NAV
Infrastructure Private BDC	Infrastructure Opportunities	1.25%	NAV
Infrastructure Private BDC Part I Fees	Infrastructure Opportunities	12.50%	Net investment income (before infrastructure private BDC Part I Fees and infrastructure private BDC Part II Fees), subject to a fixed hurdle rate of 1.25% per quarter, or 5.00% per annum. No fees are recognized until net investment income exceeds a 1.25% hurdle rate, with a catch-up provision to ensure that we receive 12.50% of the net investment income from the first dollar earned
Secondaries Group
APMF	Private Equity Secondaries	1.40%	Total assets (including any assets relating to indebtedness or preferred shares that may be issued) minus liabilities (other than liabilities relating to indebtedness)

(1)    ARCC’s management fee rate is reduced from 1.50% to 1.00% on all assets financed using leverage over 1.0x debt to equity.

We are party to contractual expense support agreements with certain perpetual wealth vehicles under which we may advance a portion of certain expenses to support distribution efforts to investors. These expenses are subject to reimbursement from the perpetual wealth vehicles and may result in a corresponding reduction to our Part I Fees until expenses have been recovered.

Details regarding our management fees by strategy, excluding publicly-traded and perpetual wealth vehicles described above, are presented below:

Strategy	Fee Rate	Fee Base	Average Remaining Contract Term(1)

Credit Group
Liquid Credit(2)	0.25% - 1.00%	Par plus cash or NAV	9.2 years(2)
Alternative Credit	0.50% - 1.50%	NAV, gross asset value, capital commitments or invested capital	4.1 years
Opportunistic Credit(3)	1.50%	Invested capital or aggregate cost basis of unrealized portfolio investments	6.8 years
U.S. and European Direct Lending(4)	0.75% - 1.50%	Invested capital, NAV or total assets (in certain cases, excluding cash and cash equivalents)	4.2 years
APAC Credit(5)	1.00% - 2.00%	Capital commitments, aggregate cost basis of unrealized portfolio investments or a combination thereof	3.8 years

Real Assets Group
Real Estate Equity(6)	0.50% - 1.50%	Invested capital, NAV, capital commitments or a combination thereof	5.1 years
Real Estate Debt	0.50% - 1.00%	Invested capital or NAV	N/A(7)
Infrastructure Opportunities(8)	1.00% - 1.50%	Invested capital, capital commitments	5.0 years
Infrastructure Debt	1.00%	Invested capital	5.2 years

Private Equity Group
Corporate Private Equity(9)	1.50%	Capital commitments	4.9 years
APAC Private Equity(10)	1.00% - 2.00%	Invested capital, capital commitments or a combination thereof	3.1 years

Secondaries Group
Private Equity, Real Estate, Infrastructure and Credit Secondaries(11)	0.50% - 1.25%	Capital commitments, invested capital, reported value (largely representing NAV of each fund’s underlying limited partnership interests), called capital plus unfunded commitments or reported value plus unfunded commitments	7.1 years

Other Businesses
Ares Insurance Solutions(12)	0.30%	Monthly weighted average market value of the assets	N/A(12)

(1)    Represents the average remaining contract term pursuant to the funds’ governing documents within each strategy, excluding perpetual capital vehicles, as of December 31, 2024.
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
(3)    Fee range represents typical range during the investment period. Management fees for opportunistic credit funds generally step down to between 1.00% to 1.25% of the invested capital or the aggregate cost basis of unrealized portfolio investments following the expiration or termination of the investment period.
(4)     Following the expiration or termination of the investment period, the fee basis for certain closed-end funds and managed accounts in this strategy generally change either to the aggregate cost or to market value of the portfolio investments.
(5)    Certain funds pay a lower management fee rate on committed capital which increases when such capital is invested. The funds in this strategy are comprised of closed-end funds, with investment period termination or management contract termination dates. The funds also include co-investment accounts with fees ranging from 0.25% to 1.00%, which generally do not include investment period termination or management contract termination dates.
(6)    Certain funds pay a lower management fee rate on committed capital which increases when such capital is invested. Following the expiration or termination of the investment period the basis on which management fees are earned for certain closed-end funds, managed accounts and co-investment vehicles in this strategy changes from committed capital to invested capital with no change in the management fee rate. Our diversified non-traded REIT and our industrial non-traded REIT pay management fees based on NAV plus net capital raised and outstanding from our 1031 exchange programs.
(7)    The funds in this strategy are generally open-ended or managed account structures, which typically do not have investment period termination or management contract expiration dates.
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
(9)    Fee rate represents typical rate during the investment period. Management fees for corporate private equity funds generally step down to 0.75% of the aggregate adjusted cost of unrealized portfolio investments following the earlier to occur of: (i) the expiration or termination of the investment period; and (ii) the activation of a successor fund.
(10)    Fee rate represents typical rate during the investment period. Management fees for APAC private equity funds generally step down the fee base to the aggregate adjusted cost of unrealized portfolio investments following the expiration or termination of the investment period. The funds also include co-investment vehicles with fee rates of 2.00%, which generally do not include investment period termination or management contract termination dates.
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

Incentive Fees. The general partners, managers or similar entities of certain of our funds receive incentive fees, a performance-based fee representing a portion of the investment returns of the applicable fund for a specified measurement period, generally one year, subject to certain net loss carry-forward provisions, high-watermarks and/or preferred returns. These performance-based fees may also be based on a fund’s cumulative net investment returns for the measurement period, in some cases subject to a high-watermark or a preferred return. Incentive fees are realized at the end of a measurement period, typically quarterly or annually. Realized incentive fees are generally higher during the second half of the year, aligning with the measurement period that typically ends at the end of the calendar year. Once realized, such incentive fees are not subject to repayment. Cash from the realizations is typically received in the period subsequent to the measurement period. Incentive fees are composed of both fee related performance revenues, which are earned from perpetual capital vehicles, and those incentive fees earned from funds with stated investment periods.

Details regarding our fee related performance revenues from our publicly-traded and perpetual wealth vehicles are presented below:

Vehicle	Strategy	Annual Fee Rate	Fee Base	Annual Hurdle Rate

Real Assets Group
ACRE	Real Estate Debt	20.0%	The difference between ACRE’s core earnings (as defined in ACRE’s management agreement) and its shareholders' return on equity	8.0%
Diversified Non-traded REIT and Industrial Non-traded REIT	North American Real Estate Equity	12.5%	Annual investment returns, subject to certain net loss carry-forward provisions	5.0%
Secondaries Group
APMF	Private Equity Secondaries	12.5%	Quarterly investment returns, subject to certain net loss carry-forward provisions	N/A

We are party to contractual expense limitation agreements with certain perpetual wealth vehicles under which we may advance a portion of certain expenses to reduce the perpetual wealth vehicles’ expense ratios. Such expenses are subject to reimbursement from the perpetual wealth vehicles and may result in a corresponding reduction to our fee related performance revenues until the expenses have been recovered.
Details regarding our fee related performance revenues by strategy, excluding publicly-traded and perpetual wealth vehicles described above, are presented below:

Strategy	Fee Rate	Fee Base	Annual Hurdle Rate

Credit Group
Alternative Credit	15.0%	Incentive eligible fund’s profits	6.0%
U.S. and European Direct Lending	8.0% - 16.0%	Incentive eligible fund’s profits	5.0% - 8.0%

Details regarding our incentive fees earned from funds with stated investment periods, which are generally based on a fund’s eligible profits, are presented below:

Strategy	Fee Rate	Annual Hurdle Rate

Credit Group

Liquid Credit	10.0% - 20.0%	3.0% - 12.0%
Alternative Credit	12.5% - 20.0%	6.0% - 7.0%
U.S. and European Direct Lending(1)	10.0% - 15.0%	5.0% - 8.0%

Real Assets Group
Real Estate Equity	15.0% - 20.0%	6.0% - 8.0%
Infrastructure Opportunities	(1)	(1)

Secondaries Group
Private Equity Secondaries	10.0%	8.0%

(1) We may receive Part II Fees, which are not paid unless ARCC, ASIF, our open-ended European direct lending fund and our infrastructure private BDC achieve cumulative aggregate realized capital gains (net of cumulative aggregate realized capital losses and aggregate unrealized capital depreciation), subject to certain catch-up provisions. Incentive fees from ARCC represent 20.0% of the cumulative aggregate realized capital gains (net of cumulative aggregate realized losses and aggregate unrealized capital depreciation). For ASIF, our open-ended European direct lending fund, and for our infrastructure private BDC, incentive fees represent 12.5% of the cumulative aggregate realized capital gains (net of cumulative aggregate realized losses and aggregate unrealized capital depreciation). Such fees are presented as incentive fees earned from funds with stated investment periods.

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
Funds generally follow either an American-style waterfall or a European-style waterfall. For American-style waterfalls, we in our role as general partner are entitled to receive carried interest after a fund investment is realized if the investors in the fund have received distributions in excess of the capital contributed for such investment and all prior realized investments (plus allocable expenses), as well as the preferred return. For European-style waterfalls, we in our role as general partner are entitled to receive carried interest if the investors in the fund have received distributions in an amount equal to all prior capital contributions plus a preferred return.
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
Contingent repayment obligations operate with respect to only a given fund’s net investment performance, and carried interest of other funds are not netted for determining this contingent obligation. Although a contingent repayment obligation is several to each person who received a distribution, and not a joint obligation, and our professionals who receive carried interest have guaranteed repayment of such contingent obligation, the governing agreements of our funds generally provide that, if a recipient does not fund his or her respective share, we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue remedies against those carried interest recipients who fail to fund their obligations.
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
Details regarding our carried interest, which is generally based on a fund’s eligible profits, are presented below:

Strategy	Fee Rate	Annual Hurdle Rate

Credit Group
Liquid Credit and Alternative Credit	10.0% - 20.0%	6.0% - 8.0%
Opportunistic Credit	20.0%	8.0%
U.S. and European Direct Lending	10.0% - 20.0%	5.0% - 8.0%
APAC Credit	15.0% - 20.0%	6.0% - 8.0%

Real Assets Group
Real Estate	10.0% - 20.0%	7.0% - 10.0%
Infrastructure	15.0% - 20.0%	7.0% - 8.0%

Private Equity Group
Corporate Private Equity and APAC Private Equity	15.0% - 20.0%	8.0%

Secondaries Group
Private Equity, Real Estate, Infrastructure and Credit Secondaries	10.0% - 15%	7.0% - 8.0%

Other Businesses
Ares Insurance Solutions	20.0%	8.0%
For detailed discussion of contingencies on carried interest, see “Note 8. Commitments and Contingencies,” within our consolidated financial statements and “Item 1A. Risk Factors—Risks Related to Our Funds—We may need to pay “clawback” or “contingent repayment” obligations if and when they are triggered under the governing agreements with our funds” included in this Annual Report on Form 10-K.

Performance Income. Performance income is a term that we use to refer to a sub-set of performance-based fees and only includes incentive fees earned from funds with stated investment periods or carried interest.
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
Administrative, Transaction and Other Fees. Details regarding our administrative, transaction and other fees are presented below:

Administrative fees
Represent fees that we earn for providing administrative services to certain funds and may reflect either expense reimbursements for the cost of certain professionals that perform services for a fund or may be based on fixed percentage of a fund’s invested capital

Transaction fees
Typically represent fees earned from the arrangement and origination of loans and are generated primarily from funds within our direct lending and infrastructure debt strategies. Fees are based on a fixed percentage of original issue discount for our direct lending funds and based on a fixed percentage of loan originations for our infrastructure debt funds

Other fees:
Capital markets transaction fees represent fees that we earn for participating as an underwriter and/or acting as advisor on capital markets transactions
Property-related fees represent fees earned within our real estate equity strategies and include the following:
Acquisition fees	Based on a percentage of a property’s cost at the time of property acquisition
Development fees	Based on a percentage of costs to develop a property
Property management fees	Based on tenancy of properties over the time associated property management services are provided
Sale and distribution fees represent fees earned through AWMS for the sale and distribution of fund shares in our perpetual wealth vehicles and include the following:
Sales-based fees
Based on a percentage of sales or subscriptions to investors in our perpetual wealth vehicles. Sales-based fees are reported net of amounts re-allowed to participating broker-dealers for their ongoing shareholder services

Asset-based fees	Based on the NAV of applicable funds and asset classes. Asset-based fees are reported net of amounts re-allowed to participating broker-dealers for their ongoing shareholder services
Exchange program fees	Based on a percentage of the value associated with the properties transacted through our 1031 exchange programs. Exchange program fees are recognized when investors contribute real property through like-kind 1031 exchanges for fund shares and through other private placements. These fees are composed of a program administration fee and a facilitation fee for advisory services and sales-based efforts, respectively
Expenses
Compensation and Benefits. Compensation generally includes salaries, bonuses, health and welfare benefits, payroll-related taxes, equity compensation, Part I Fee compensation and fee related performance compensation expenses. Compensation and benefits expenses are typically correlated to the operating performance of our segments, which is used to determine incentive-based compensation for each segment. Incentive-based compensation is accrued over the service period to which it relates. Our discretionary incentive-based compensation includes our annual bonus pool, is based on our operating performance and may fluctuate throughout the year until payments are made. The majority of our annual bonus payments are made in the fourth quarter. Certain of our senior partners are not paid an annual salary or bonus, instead they only receive distributions based on their ownership interest when declared by our board of directors. Part I Fee compensation and fee related performance compensation represent approximately 60% of Part I Fees and of fee related performance revenues, respectively, before giving effect to payroll-related taxes. We also reduce certain Part I Fee compensation and fee related performance compensation by a portion of the supplemental distribution fees paid to the extent that Part I Fees and fee related performance revenues are earned from certain perpetual wealth vehicles. We pay sales-based bonuses for the sale and distribution of our wealth products through AWMS, including our exchange programs associated with our non-traded REITs. Incremental changes in fair value of certain contingent liabilities established in connection with our various acquisitions are recognized ratably over the service period and are also presented within compensation and benefits. We use changes in headcount, which represents the full-time equivalency of active employees during each period, to analyze changes in compensation and benefits.
Equity compensation represents a form of non-cash compensation that we use to align our employees with the long-term interests of our shareholders. Equity-based awards are typically granted in the form of restricted units or restricted stock (collectively “unvested awards”) that generally vest over a service period between three and five years. We issue equity awards with a long-term focus of limiting the average dilutive impact on our Class A common stockholders to no more than 1.5% annually. Because we withhold shares equal to the fair value of our employee tax withholding liabilities and pay the taxes on their behalf in cash, fewer net shares are issued upon vesting. This result has reduced the average annual dilutive impact of these awards to less than 1.0% annually. We expect the expenses recognized in connection with these awards to fluctuate with changes in the price of our Class A common stock.
Performance Related Compensation. Performance related compensation includes compensation directly related to carried interest allocation and incentive fees earned from funds with stated investment periods, generally consisting of percentage interests that we grant to our professionals. Depending on the nature of each fund, the performance related compensation generally represents 60% to 80% of the carried interest allocation and aforementioned incentive fees recognized by us before giving effect to payroll-related taxes. The performance related compensation payable is calculated based upon the recognition of carried interest allocation and is not paid to recipients until the carried interest allocation is received. Performance related compensation may include allocations to charitable organizations as part of our philanthropic initiatives.
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
General, Administrative and Other Expenses. General and administrative expenses include costs primarily related to occupancy, professional services, travel, information services and information technology costs, marketing costs, depreciation, amortization of intangibles and other general operating items. These expenses are largely influenced by changes in headcount growth, fundraising activities or strategic initiatives/acquisitions.
Marketing costs include placement fees and supplemental distribution fees. Placement fees are fundraising costs for campaign funds and include: (i) upfront fees based on commitments to a fund; and (ii) service fees for periodic investor services that are recognized as services are provided. Supplemental distribution fees are fundraising costs associated with wealth products, generally paid to strategic investors and/or financial intermediaries for the distribution of shares and may be upfront on a portion of sales, ongoing as a percentage of net asset value or temporary in the form of a fee concession. We may reduce Part I Fee compensation and fee related performance compensation associated with certain perpetual wealth vehicles by a portion of the supplemental distribution fees paid to the extent that Part I Fees and fee related performance revenues are earned from these vehicles. In such instances, the related compensation will be less than 60%.
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
Other Income (Expense), Net. Other income (expense), net consists of (i) non-economic transaction gains (losses) on the revaluation of assets and liabilities denominated in currencies other than an entity’s functional currency; and (ii) other non-operating and non-investment related activities, such as changes in fair value of contingent liabilities, loss on disposal of assets, among other items.
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

Interest Expense of Consolidated Funds. Interest expense primarily consists of interest related to our Consolidated CLOs’ loans payable and, to a lesser extent, revolving credit lines, term loans and notes of other Consolidated Funds. The interest expense of the Consolidated CLOs is solely the responsibility of such CLOs, and there is no recourse to us if the CLO is unable to make interest payments.
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
The majority of our Consolidated Funds are not subject to income tax as the funds’ investors are responsible for reporting their share of income or loss on a pass-through basis. To the extent required by federal, state and foreign income tax laws and regulations, certain funds may incur income tax liabilities.

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
In connection with our acquisition of a majority interest in SSG Capital Holdings Limited and its operating subsidiaries (“SSG” and subsequently rebranded as “Ares SSG”) in July 2020, the former owners of SSG retained a 20% ownership interest in a subsidiary of an AOG entity that is reflected as redeemable interest in AOG entities. Net income (loss) attributable to redeemable interest in AOG entities is allocated based on the ownership percentage attributable to the redeemable interest. On March 31, 2023, we acquired a portion of the remaining ownership interest in SSG that was retained by the former owners of SSG (the “SSG Buyout”), and we now own 100% of Ares SSG’s fee-generating business. Following the SSG Buyout, legacy owners of SSG retained an ownership interest in certain non-controlled investments that will continue to be reflected as redeemable interests, and the income generated by these investments will continue to be allocated ratably based on ownership.
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

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 3% of our AUM as of December 31, 2024 and 2% of total revenues for the year ended December 31, 2024. As of December 31, 2024, we consolidated 27 CLOs, ten private funds and one SPAC, and as of December 31, 2023, we consolidated 28 CLOs, ten private funds and one SPAC.
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
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the year ended December 31, 2024, we deconsolidated one CLO as a result of significant change in ownership. During the year ended December 31, 2023, we deconsolidated one SPAC as a result of liquidation and one private fund as a result of a significant change in ownership.
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

The following table presents our summarized consolidated results of operations ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Total revenues	$3,884,781	$3,631,884	$252,897	7%
Total expenses	(2,938,691)	(2,797,858)	(140,833)	(5)
Total other income, net	329,262	499,037	(169,775)	(34)
Less: Income tax expense	164,617	172,971	8,354	5
Net income	1,110,735	1,160,092	(49,357)	(4)
Less: Net income attributable to non-controlling interests in Consolidated Funds	295,772	274,296	21,476	8
Net income attributable to Ares Operating Group entities	814,963	885,796	(70,833)	(8)
Less: Net income attributable to redeemable interest in Ares Operating Group entities	103	226	(123)	(54)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	351,118	411,244	(60,126)	(15)
Net income attributable to Ares Management Corporation	463,742	474,326	(10,584)	(2)
Less: Series B mandatory convertible preferred stock dividends declared	22,781	—	22,781	NM
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$440,961	$474,326	(33,365)	(7)

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Revenues
Management fees	$2,942,126	$2,551,150	$390,976	15%
Carried interest allocation	390,180	618,579	(228,399)	(37)
Incentive fees	344,157	276,627	67,530	24
Principal investment income	45,424	36,516	8,908	24
Administrative, transaction and other fees	162,894	149,012	13,882	9
Total revenues	$3,884,781	$3,631,884	252,897	7
Management Fees. Capital deployment in direct lending and alternative credit funds within the Credit Group led to a rise in FPAUM, contributing an increase in management fees of $230.6 million for the year ended December 31, 2024 compared to the prior year. Part I Fees increased by $96.3 million for the year ended December 31, 2024 compared to the prior year. The increase in Part I Fees was primarily due to: (i) the increase in pre-incentive fee net investment income generated by ASIF, ARCC and CADC, driven by an increase in the average size of their portfolios; and (ii) the increase in pre-incentive fee net investment income from our open-ended European direct lending fund that began generating Part I Fees after the third quarter of 2023. For detail regarding the fluctuations of management fees within each of our segments, see “—Results of Operations by Segment.”

Carried Interest Allocation. The following table sets forth carried interest allocation by segment ($ in millions):

	Year ended December 31,
	2024	2023
Credit funds	$607.2	$742.1
Real Assets funds	105.7	8.5
Private Equity funds	(294.4)	(118.8)
Secondaries funds	(28.3)	(13.2)
Carried interest allocation	$390.2	$618.6

The activity was principally composed of the following:

Year ended December 31, 2024	Year ended December 31, 2023
Credit funds
•Primarily from five direct lending funds, one opportunistic credit fund and two alternative credit funds with $36.2 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our direct lending funds, Ares Capital Europe V, L.P. (“ACE V”), Ares Private Credit Solutions II, L.P. (“PCS II”) and Ares Capital Europe VI, L.P. (“ACE VI”) generated carried interest allocation of $153.2 million, $131.1 million and $54.5 million, respectively, driven by net investment income on an increasing invested capital base. Ares Capital Europe IV, L.P. (“ACE IV”) and Ares Private Credit Solutions, L.P. (“PCS I”) generated carried interest allocation of $57.0 million and $22.9 million, respectively, driven by net investment income during the period
◦Within our opportunistic credit funds, Ares Special Opportunities Fund II, L.P. (“ASOF II”) generated carried interest allocation of $177.3 million, driven by improved operating performance metrics from portfolio companies that operate in the services and retail industries
◦Within our alternative credit funds, Pathfinder I and Pathfinder II generated carried interest allocation of $62.6 million and $39.1 million, respectively, driven by market appreciation of certain investments and net investment income during the period
•Reversal of unrealized carried interest allocation of $99.8 million and $23.7 million from Ares Special Situations Fund IV, L.P. (“SSF IV”) and Ares Special Opportunities Fund, L.P. (“ASOF I”), respectively, primarily due to the market depreciation of their investments in Savers Value Village, Inc. (“SVV”), driven by its lower stock price and lower operating performance of portfolio companies that primarily operate in the retail, services and healthcare industries
•Reversal of unrealized carried interest allocation of $68.9 million from Ares Capital Europe III, L.P. (“ACE III”) due to lower valuations of certain investments

•Primarily from six direct lending funds, three opportunistic credit funds and one alternative credit fund with $37.4 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our direct lending funds, ACE V, PCS II, Ares Sports Media and Entertainment Finance, L.P. and ACE VI generated carried interest allocation of $181.1 million, $37.6 million, $22.0 million and $16.6 million, respectively, driven by net investment income on an increasing invested capital base. ACE IV and PCS I generated carried interest allocation of $58.4 million and $45.3 million, respectively, primarily driven by net investment income during the period. Our direct lending funds have benefited from rising interest rates on predominately floating-rate loans
◦Within our opportunistic credit funds, ASOF I and SSF IV generated carried interest allocation of $82.7 million and $79.8 million, respectively, predominately driven by market appreciation and improved operating performance of portfolio companies that operate in the services industry. ASOF II generated carried interest allocation of $80.9 million, driven by improved operating performance of portfolio companies that operate in the healthcare industry
◦Within our alternative credit funds, Pathfinder I generated carried interest allocation of $66.3 million, driven by market appreciation of certain investments and net investment income during the period

Real Assets funds
•Ares Infrastructure Debt Fund V, L.P. (“IDF V”) generated carried interest allocation of $63.8 million, driven by net investment income during the period
•Ares Climate Infrastructure Partners, L.P. (“ACIP I”) and Ares Energy Investors Fund V, L.P. (“EIF V”) generated carried interest allocation of $44.0 million and $27.7 million, respectively, due to appreciation of certain investments
•Reversal of unrealized carried interest allocation of $26.3 million from Ares European Real Estate Fund IV SCSp. (“EF IV”), primarily driven by the lower valuation of a residential property investment

•IDF V generated carried interest allocation of $37.9 million, driven by net investment income during the period
•ACIP I generated carried interest allocation of $19.0 million due to market appreciation of certain investments
•U.S. Real Estate Fund IX, L.P. (“US IX”) generated carried interest allocation of $3.1 million, driven by increasing operating income primarily from industrial and multifamily investments
•Reversal of unrealized carried interest allocation of $12.6 million from EF IV, $5.7 million from Ares Real Estate Opportunity Fund III, L.P. (“AREOF III”), $5.5 million from Ares European Real Estate Fund V SCSp. (“EF V”) and $19.1 million from two European real estate equity funds, primarily driven by lower valuations of certain properties, which were impacted by the market environment

Private Equity funds
•Reversal of unrealized carried interest allocation of $474.9 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”) due to the market depreciation of its investment in SVV, driven by its lower stock price
•Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”) generated carried interest allocation of $220.3 million, driven by improved operating performance metrics from portfolio companies that primarily operate in the healthcare, services, industrial and retail industries

•ACOF VI generated carried interest allocation of $190.0 million, driven by improved operating performance of portfolio companies that primarily operate in the retail and healthcare industries and market appreciation of an investment in a services company
•Reversal of unrealized carried interest allocation of $268.1 million from ACOF V, primarily driven by a lower stock price for SVV, and $35.8 million from Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”), primarily driven by lower operating performance metrics of a portfolio company that operates in the healthcare industry

Year ended December 31, 2024	Year ended December 31, 2023
Secondaries funds
•Reversal of unrealized carried interest of $19.8 million from Landmark Real Estate Fund VIII, L.P. (“LREF VIII”), primarily driven by the lower valuation of certain investments with underlying interests in multifamily portfolios
•Reversal of unrealized carried interest of $28.9 million from Landmark Equity Partners XVI, L.P. (“LEP XVI”), due to the lower valuation of certain portfolio investments
•Our third infrastructure secondaries fund and four private equity secondaries funds collectively generated carried interest allocation of $27.0 million, primarily driven by the appreciation of certain portfolio investments
•Depreciation across several investments in LEP XVI led to a reversal of unrealized carried interest

Incentive Fees. The following table sets forth incentive fees by segment ($ in millions):

	Year ended December 31,
	2024	2023
Credit funds	$287.8	$248.4
Real Assets funds	27.2	15.4
Secondaries funds	29.2	12.8
Incentive fees	$344.2	$276.6
We earned higher incentive fees for the year ended December 31, 2024 compared to the year ended December 31, 2023 as a result of growth in our IGAUM, primarily driven by deployment of capital within credit funds that are generating returns in excess of their hurdle rates mostly in our U.S. and European direct lending strategies and our alternative credit strategy. For further detail regarding the incentive fees within each of our segments, see discussion of fee related performance revenues and realized net performance income within “—Results of Operations by Segment.”
Principal Investment Income. For equity method investments where we serve as general partner, we present the activity of net realized and unrealized gains on investments and realized investment income together with net capital activity. The following tables present the change in fair value of our equity method investments where we serve as general partner ($ in millions):

As of December 31, 2023		Activity during the period			As of December 31, 2024
Cost Basis	Fair Value	Net Capital Activity	Change in Unrealized	Realized	Cost Basis	Fair Value
$453.3	$535.3	$(43.8)	$2.4	$43.0	$451.4	$536.9
The activity for the year ended December 31, 2024 was primarily attributable to:
•Principal investment income, primarily due to: (i) realized gains generated from funds within our infrastructure debt, real estate debt and our U.S. and European direct lending strategies; and (ii) interest income from newly admitted investors in an insurance fund
•Net capital activity from our investments in credit funds, primarily driven by transfers of capital investments within European direct lending and APAC credit funds to employee co-investment vehicles

As of December 31, 2022		Activity during the period			As of December 31, 2023
Cost Basis	Fair Value	Net Capital Activity	Change in Unrealized	Realized	Cost Basis	Fair Value
$480.9	$543.6	$(44.8)	$2.3	$34.2	$453.3	$535.3
The activity for the year ended December 31, 2023 was primarily attributable to:
•Principal investment income from realized gains generated from funds within our infrastructure debt and our U.S. and European direct lending strategies
•Net capital activities from our investments in credit and private equity funds, primarily driven by: (i) transfers of capital investments within opportunistic credit, alternative credit and corporate private equity funds to employee co-investment vehicles; partially offset by (ii) investments made within our real estate debt strategy

Administrative, Transaction and Other Fees. The increase for the year ended December 31, 2024 compared to the prior year was driven by: (i) higher administrative service fees of $17.8 million primarily from private funds within our Credit Group that are based on invested capital and from our perpetual wealth vehicles; and (ii) higher administrative fees of $5.2 million from a commercial finance fund that were previously eliminated when this fund was consolidated into our results until the second quarter of 2023; and (iii) higher property management and development fees of $3.5 million resulting from an increase in property-related activities within certain North American real estate equity funds; partially offset by (iv) lower credit transaction fees of $11.0 million, primarily from the infrastructure debt strategy, which are infrequent in nature and lower loan origination income earned from certain managed accounts within the U.S. direct lending strategy, driven by a lower capacity of investable capital; and (v) lower asset-based, net distribution fees associated with our non-traded REITs of $5.3 million.

Expenses

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Expenses
Compensation and benefits	$1,731,747	$1,486,698	$(245,049)	(16)%
Performance related compensation	449,564	607,522	157,958	26
General, administrative and other expenses	736,501	660,146	(76,355)	(12)
Expenses of Consolidated Funds	20,879	43,492	22,613	52
Total expenses	$2,938,691	$2,797,858	(140,833)	(5)
Compensation and Benefits. The increase in compensation and benefits for the year ended December 31, 2024 compared to the prior year reflects the continued growth in salary and benefits for increased staff levels. The most significant expense increases were equity-based compensation, salary expense and Part I Fee compensation. Equity-based compensation expense increased by $96.9 million from the prior year as result of newly issued unvested awards, magnified by our increased stock price. In addition, we accelerated expense for certain awards requiring no future service as retirement provisions have been achieved. These provisions increased expense by $17.4 million and $10.0 million for the years ended December 31, 2024 and 2023, respectively.

The increase in compensation and benefits for the year ended December 31, 2024 compared to the prior year was also driven by: (i) an increase in salary expense of $54.2 million primarily attributable to headcount growth to support the expansion of our business; and (ii) higher Part I Fee compensation of $43.1 million.
Compensation and benefits for the year ended December 31, 2024 also included: (i) $20.0 million from the performance-based, acquisition-related compensation arrangement established in connection with the acquisition of Crescent Point Capital (“Crescent Point”) (the “Crescent Point Acquisition”) that closed in the fourth quarter of 2023; and (ii) $17.7 million of bonus payments made at the close of the WSM Acquisition. The performance-based, acquisition-related compensation arrangement for the Crescent Point Acquisition contributed $5.0 million of expense for the year ended December 31, 2023. See “Note 8. Commitments and Contingencies” for a further description of the contingent liabilities related to the Crescent Point Acquisition arrangement.
Average headcount increased by 11% to 2,971 professionals for the year-to-date period in 2024 from 2,674 professionals in 2023.

For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment.”
Performance Related Compensation. Changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees described above and include associated payroll-related taxes as well as carried interest and incentive fees allocated to charitable organizations as part of our philanthropic initiatives. Performance related compensation generally represents 60% to 80% of carried interest allocation and incentive fees recognized before giving effect to payroll taxes and will vary based on the mix of funds generating carried interest allocation and incentive fees for that period.
General, Administrative and Other Expenses. The increase in general, administrative and other expenses for the year ended December 31, 2024 compared to the prior year reflects the continued growth to support staff levels and fundraising activities. The most significant expense increases were marketing costs, acquisition-related costs, occupancy costs, information services costs and information technology costs.
Marketing costs, which include placement fees and supplemental distribution fees, increased by $62.8 million for the year ended December 31, 2024 compared to the prior year, to support fundraising for our funds and distribution of shares in our perpetual wealth vehicles. Supplemental distribution fees increased by $37.3 million over the comparative periods as a result of increases in sales volumes and net asset value of our wealth products. We expect that these fees will fluctuate with sales volumes and net asset value as we have expanded the diversity of our wealth products. Placement fees increased by $14.2 million for the year ended December 31, 2024 compared to the prior year primarily due to new commitments to Ares Senior Direct Lending Fund III, L.P. (“SDL III”). Marketing costs associated with fund formation, program sponsorships and investor events increased by $11.3 million for the year ended December 31, 2024 compared to the prior year, including our first firmwide annual general meeting with investors (“AGM”).
Acquisition-related costs increased by $45.4 million for the year ended December 31, 2024 compared to the prior year. Acquisition-related costs generally precede a business combination, varying with the size, scale and complexity of the transaction. The majority of the costs incurred in the current year are related to the GCP Acquisition. The GCP Acquisition is expected to close in the first half of 2025. We also incurred costs in the current year for various strategic acquisitions, including the WSM Acquisition which was completed in the fourth quarter of 2024. We expect to continue to incur acquisition-related costs until acquisitions are completed.
In addition, occupancy costs, information services and information technology costs collectively increased by $39.7 million for the year ended December 31, 2024 compared to the prior year to support our growing headcount and the expansion of our business, including costs for our new corporate headquarters that we occupied beginning in third quarter of 2024.
During the year ended December 31, 2024, we recognized a non-cash impairment charge of $8.9 million to the fair value of management contracts of certain funds primarily within the Credit Group. During the year ended December 31, 2023, we recognized a non-cash impairment charge of $78.7 million, primarily related to the value of client relationships from the acquisition of Landmark Partners, LLC (the “Landmark Acquisition”).
Other Income (Expense)

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Other income (expense)
Net realized and unrealized gains on investments	$16,570	$77,573	$(61,003)	(79)%
Interest and dividend income	43,054	19,276	23,778	123
Interest expense	(142,966)	(106,276)	(36,690)	(35)
Other income, net	627	4,819	(4,192)	(87)
Net realized and unrealized gains on investments of Consolidated Funds	313,963	262,700	51,263	20
Interest and other income of Consolidated Funds	933,349	995,545	(62,196)	(6)
Interest expense of Consolidated Funds	(835,335)	(754,600)	(80,735)	(11)
Total other income, net	$329,262	$499,037	(169,775)	(34)

Net Realized and Unrealized Gains on Investments; Interest and Dividend Income. For investments where we do not serve as general partner, we present the activity of net realized and unrealized gains on investments and interest and dividend income together with net capital activity. The following tables present the change in fair value of these investments ($ in millions):

As of December 31, 2023		Activity during the period				As of December 31, 2024
Cost Basis	Fair Value	Net Capital Activity	Net Realized and Unrealized Gains (Losses)	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$591.1	$675.1	$(117.8)	$16.6	$43.1	$(0.7)	$514.3	$616.3
The activity for the year ended December 31, 2024 was primarily attributable to:
•Net unrealized gains from the appreciation of our investment in APMF
•Interest and dividend income, primarily due to: (i) interest income generated from our investments in CLOs; and (ii) $11.5 million of interest income generated from capital raised in anticipation of the GCP Acquisition, which was temporarily invested in treasury-backed securities. Following the completion of the GCP Acquisition, this portion of interest income will subside
•Net capital activity driven by the collection of principal associated with loans that we made within our real estate debt strategy

As of December 31, 2022		Activity during the period				As of December 31, 2023
Cost Basis	Fair Value	Net Capital Activity	Net Realized and Unrealized Gains (Losses)	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$291.6	$325.3	$252.6	$77.6	$19.3	$0.3	$591.1	$675.1
The activity for the year ended December 31, 2023 was primarily attributable to:
•Net gains from our strategic investments in a U.S. energy company, primarily as a result of the increase in value of our various common and preferred equity investments, and unrealized gains on our investments from: (i) APMF; and (ii) certain strategic investments in companies that manage portfolios of non-performing loans and real estate owned properties
•Interest and dividend income, primarily due to: (i) interest income generated from our investments in CLOs; and (ii) dividends from our investment in APMF
•Net capital activity driven by an investment made in a strategic investment in a Brazilian alternative asset manager and the deployment of capital into an investment within our real estate debt strategy

Interest Expense. Interest expense increased for the year ended December 31, 2024 compared to the prior year primarily due to the issuance of the 2028 Senior Notes in November 2023 and 2054 Senior Notes in October 2024 that collectively increased interest expense by $37.8 million. The increase in interest expense was partially offset by reductions of: (i) $4.5 million from our Credit Facility due to lower average outstanding balance during the second half of 2024; and (ii) $2.5 million from the repayment of our 2024 Senior Notes in October 2024. We expect interest expense to trend higher in future periods as the issuance of our 2054 Senior Notes is expected to result in greater interest expense than the collective savings resulting from the lower anticipated balances from our Credit Facility and repayment of our 2024 Senior Notes.

The activity for the year ended December 31, 2024 also included $5.5 million of one-time interest expense related to a temporary bridge facility that was established in connection with the GCP Acquisition. The facility was not utilized and was terminated in the fourth quarter of 2024.

Other Income, Net. The activity for the years ended December 31, 2024 and 2023 included transaction gains (losses) associated with currency fluctuations impacting the revaluation of assets and liabilities denominated in foreign currencies other than an entity’s functional currency. The year ended December 31, 2024 included an insignificant amount of transaction gains associated with currency fluctuations. Transaction losses for the year ended December 31, 2023 were primarily due to the Euro weakening against the British pound.

Income Tax Expense

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Income before taxes	$1,275,352	$1,333,063	$(57,711)	(4)%
Less: Income tax expense	164,617	172,971	8,354	5
Net income	$1,110,735	$1,160,092	(49,357)	(4)
The decrease in income tax expense was attributable to lower pre-tax income allocable to AMC for the year ended December 31, 2024 compared to the prior year as the income attributed to redeemable and non-controlling interests is generally passed through to partners and not subject to corporate income taxes. The calculation of income taxes is also sensitive to any changes in weighted average daily ownership.
The following table summarizes weighted average daily ownership:

	Year ended December 31,
	2024	2023
AMC common stockholders	63.61%	60.83%
Non-controlling AOG unitholders	36.39	39.17
The change in ownership compared to the prior year was primarily driven by the issuances of shares of Class A common stock in connection with exchanges of AOG Units, the public offering that closed during the year ended December 31, 2024 (the “Offering”), stock option exercises and vesting of restricted unit awards.

Redeemable and Non-Controlling Interests

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Net income	$1,110,735	$1,160,092	$(49,357)	(4)%
Less: Net income attributable to non-controlling interests in Consolidated Funds	295,772	274,296	21,476	8
Net income attributable to Ares Operating Group entities	814,963	885,796	(70,833)	(8)
Less: Net income attributable to redeemable interest in Ares Operating Group entities	103	226	(123)	(54)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	351,118	411,244	(60,126)	(15)
Net income attributable to Ares Management Corporation	463,742	474,326	(10,584)	(2)
Less: Series B mandatory convertible preferred stock dividends declared	22,781	—	(22,781)	NM
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$440,961	$474,326	(33,365)	(7)

The change in net income attributable to non-controlling interests in AOG entities compared to the prior year was a result of the respective changes in income before taxes and weighted average daily ownership, as presented above.
Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Expenses of the Consolidated Funds	$(20,879)	$(43,492)	$22,613	52%
Net realized and unrealized gains on investments of Consolidated Funds	313,963	262,700	51,263	20
Interest and other income of Consolidated Funds	933,349	995,545	(62,196)	(6)
Interest expense of Consolidated Funds	(835,335)	(754,600)	(80,735)	(11)
Income before taxes	391,098	460,153	(69,055)	(15)
Less: Income tax expense of Consolidated Funds	7,074	3,823	(3,251)	(85)
Net income	384,024	456,330	(72,306)	(16)
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	68,200	188,155	(119,955)	(64)
Other expense (income), net attributable to Ares Management Corporation eliminated upon consolidation	(20,052)	5,688	25,740	NM
General, administrative and other expense attributable to Ares Management Corporation eliminated upon consolidation	—	433	433	100
Net income attributable to non-controlling interests in Consolidated Funds	$295,772	$274,296	21,476	8
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
Non-GAAP Financial Measures
We use Realized Income (“RI”) as a non-GAAP profit measure in making operating decisions, assessing performance and allocating resources. Fee Related Earnings (“FRE”) is a component of RI that excludes realized activities associated with investment income and performance income.
FRE and RI should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. We operate through our distinct operating segments. On January 1, 2024, we changed our segment composition. The special opportunities strategy, historically part of the Private Equity Group, was renamed to opportunistic credit and integrated into the Credit Group. Historical results have been modified to conform with the current presentation. On December 1, 2024, we completed the WSM Acquisition. The acquired business is presented within the Real Assets Group within our North American real estate equity strategy, which we renamed from U.S. real estate equity following the WSM Acquisition. The strategy name change did not result in any change to the historical composition of our segments.
The following table sets forth FRE and RI by reportable segment and the OMG ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Fee Related Earnings:
Credit Group	$1,568,157	$1,317,012	$251,145	19%
Real Assets Group	212,106	218,807	(6,701)	(3)
Private Equity Group	60,546	53,057	7,489	14
Secondaries Group	126,172	104,387	21,785	21
Other	15,686	8,530	7,156	84
Operations Management Group	(620,930)	(538,052)	(82,878)	(15)
Fee Related Earnings	$1,361,737	$1,163,741	197,996	17
Realized Income:
Credit Group	$1,684,817	$1,445,315	$239,502	17%
Real Assets Group	223,842	217,195	6,647	3
Private Equity Group	48,775	46,125	2,650	6
Secondaries Group	119,940	101,056	18,884	19
Other	10,304	(6,703)	17,007	NM
Operations Management Group	(620,558)	(537,460)	(83,098)	(15)
Realized Income	$1,467,120	$1,265,528	201,592	16

Income before provision for income taxes is the GAAP financial measure most comparable to RI. The following table presents the reconciliation of income before taxes as reported within the Consolidated Statements of Operations to RI and FRE of the reportable segments and the OMG ($ in thousands):

	Year ended December 31,
	2024	2023
Income before taxes	$1,275,352	$1,333,063
Adjustments:
Depreciation and amortization expense	157,341	233,185
Equity compensation expense	352,851	255,419
Acquisition-related compensation expense(1)	38,150	7,334
Acquisition and merger-related expense	57,360	12,000
Placement fee adjustment	5,715	(5,819)
Other (income) expense, net	(12,172)	976
Income before taxes of non-controlling interests in consolidated subsidiaries	(22,267)	(17,249)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(302,846)	(278,119)
Total performance income—unrealized	(109,533)	(305,370)
Total performance related compensation—unrealized	36,823	206,923
Total net investment income—unrealized	(9,654)	(176,815)
Realized Income	1,467,120	1,265,528
Total performance income—realized	(430,179)	(415,899)
Total performance related compensation—realized	281,301	282,406
Total net investment loss—realized	43,495	31,706
Fee Related Earnings	$1,361,737	$1,163,741

(1)Represents bonus payments and contingent liabilities (“earnouts”) in connection with various acquisitions that are recorded as compensation expense and are presented within compensation and benefits within our Consolidated Statements of Operations.

For the specific components and calculations of these non-GAAP measures, as well as additional reconciliations to the most comparable measures in accordance with GAAP, see “Note 14. Segment Reporting” within our consolidated financial statements included in this Annual Report on Form 10-K. Discussed below are our results of operations for our reportable segments and the OMG.

Results of Operations by Segment

Credit Group—Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Fee Related Earnings
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Management fees	$2,177,816	$1,853,326	$324,490	18%
Fee related performance revenues	202,703	167,333	35,370	21
Other fees	41,819	36,640	5,179	14
Compensation and benefits	(692,309)	(624,741)	(67,568)	(11)
General, administrative and other expenses	(161,872)	(115,546)	(46,326)	(40)
Fee Related Earnings	$1,568,157	$1,317,012	251,145	19

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$2,178.0
$7.4
$108.0
$462.4
$1,600.2
$1,853.3
$1.5
$1.3
$107.7
$369.1
$1,373.7
FY 2024
FY 2023

	FY 2024	FY 2023
Effective management fee rate	1.09%	1.08%
Part I Fees'contribution	0.23%	0.22%

Fees from funds in existence in both periods
Part I Fees
Fees from CLOs
Fees from funds launched during FY 2024
Fees from funds that no longer pay fees in FY 2024
Catch-up fees

The following table presents the components of and causes for changes in the Credit Group’s management fees for the year ended December 31, 2024 compared to the prior year ($ in millions):

Year-over-year Change
Perpetual wealth vehicles:
Fees from ARCC, ASIF and CADC, excluding Part I Fees, due to increases in the average portfolio size of their portfolios	$105.3
Part I Fees from ASIF, ARCC and CADC, driven by an increase in the average size of their portfolios	83.5
Part I Fees from our open-ended European direct lending fund that began generating fees during the first quarter of 2024	9.8
Capital deployment in private funds:
Fees from SDL III, ACE VI and Pathfinder II, which all launched during the second quarter of 2023	80.7
Fees from Ares Senior Direct Lending Fund II, L.P. (“SDL II”), ASOF II, an open-ended core alternative credit fund and ACE V	61.1
Distributions that reduced the fee base of ASOF I and Ares Senior Direct Lending Fund, L.P. (“SDL I”) as the funds are past their investment periods	(22.0)
Reduction in fee rate of ACE III	(21.0)
Cumulative effect of other changes	27.1
Total	$324.5

The increase in effective management fee rate for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by the increase in Part I Fees’ contribution to the effective management fee rate.

Fee Related Performance Revenues. The chart below presents fee related performance revenues, including the number of funds generating, for the Credit Group by strategy ($ in millions):
The increase in fee related performance revenues for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily attributable to higher incentive fees earned from an open-ended core alternative credit fund, which increased its IGAUM over the current year measurement period.

Other Fees. The increase in other fees for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by higher administrative service fees of $7.7 million, which are earned from certain private funds that pay on invested capital.

Compensation and Benefits. The increase in compensation and benefits for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by higher Part I Fee compensation of $43.1 million, corresponding to the increase in Part I Fees. For the years ended December 31, 2024 and 2023, we reduced Part I Fee compensation by $11.7 million and $2.6 million, respectively, to reclaim a portion of the supplemental distribution fees that we paid to distribution partners. The increase in compensation and benefits compared to the prior year was also driven by: (i)

higher fee related performance compensation of $27.7 million, corresponding to the increase in fee related performance revenues; and (ii) an increase in salary expense of $11.0 million, primarily attributable to headcount growth to support the expansion of our business; partially offset by (iii) lower incentive-based compensation.

Average headcount increased by 12% to 672 investment and investment support professionals for the year-to-date period in 2024 from 602 professionals in 2023 as we continued to add professionals, primarily to support our growing direct lending and alternative credit platforms.

General, Administrative and Other Expenses. The increase in general, administrative and other expenses was primarily due to costs incurred to support distribution of shares in our perpetual wealth vehicles and fundraising for our funds. Supplemental distribution fees were $30.4 million for the year ended December 31, 2024 and increased by $18.6 million for the year ended December 31, 2024 compared to the prior year as we continue to develop our distribution relationships and expand our wealth product offerings. The increase in general, administrative and other expenses for the year ended December 31, 2024 compared to the prior year was also driven by fundraising related expenses including: (i) marketing costs of $5.7 million, largely attributable to fund formation costs for ACE VI and investor events, including our firmwide AGM event; and (ii) placement fees of $2.9 million, primarily due to new commitments to SDL III.

Additionally, certain expenses increased during the current year, including occupancy costs, information services and information technology costs. These expenses collectively increased by $8.4 million for the year ended December 31, 2024 compared to the prior year to support our growing headcount and the expansion of our business, including costs for our new corporate headquarters that we occupied beginning in third quarter of 2024. Separately, professional service fees rose by $8.0 million for the year ended December 31, 2024 compared to the prior year, primarily related to certain non-recurring legal fees.

Realized Income

The following table presents the components of the Credit Group’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Fee Related Earnings	$1,568,157	$1,317,012	$251,145	19%
Performance income—realized	326,202	323,733	2,469	1
Performance related compensation—realized	(207,794)	(211,976)	4,182	2
Realized net performance income	118,408	111,757	6,651	6
Investment income—realized	21,159	36,490	(15,331)	(42)
Interest income	11,671	9,788	1,883	19
Interest expense	(34,578)	(29,732)	(4,846)	(16)
Realized net investment income (loss)	(1,748)	16,546	(18,294)	NM
Realized Income	$1,684,817	$1,445,315	239,502	17

The Credit Group’s realized activities were principally composed of and caused by the following:

Year ended December 31, 2024	Year ended December 31, 2023
Realized net performance income
Carried interest from:
•Aggregate tax distributions of $74.7 million primarily from ACE IV, ACE V, PCS I, ASOF I and an alternative credit fund
Incentive fees from:
•Incentive fees of $31.3 million, primarily generated from (i) seven direct lending funds and five alternative credit funds with $5.1 billion of IGAUM generating returns in excess of their hurdle rates; and (ii) a U.S. CLO that was driven by the reset of its capital structure and extension of its reinvestment period

Carried interest from:
•Aggregate tax distributions of $70.2 million primarily from ASOF I, ACE IV, ACE V and PCS I
Incentive fees from:
•Incentive fees of $27.7 million, primarily generated from ten direct lending funds and six alternative credit funds with $5.5 billion of IGAUM generating returns in excess of their hurdle rates

Realized investment income and interest income
•Distributions of investment income of $8.9 million generated from four liquid credit vehicles that are invested in the subordinated notes of CLOs
•Distributions of investment income of $6.6 million from our investment in a U.S. direct lending fund
•Interest income generated from 15 CLO investments of $4.6 million
•Interest income earned on treasury-backed securities of $3.0 million, which is allocated among our segments based on the cost basis of our balance sheet investments

•Distributions of investment income of $16.9 million from our investment in a commercial finance fund that was sold during the second quarter of 2023
•Distributions of investment income of $6.4 million generated from four liquid credit vehicles that are invested in the subordinated notes of CLOs
•Interest income generated from 16 CLO investments of $5.3 million

Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023 and 2054 Senior Notes in October 2024.

Credit Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of December 31,
	2024			2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
Pathfinder I	$191.4	$165.7	$25.7	$155.1	$131.9	$23.2
ASOF I	318.4	223.2	95.2	357.0	250.2	106.8
ASOF II	258.2	181.4	76.8	80.9	56.6	24.3
PCS I	130.1	76.9	53.2	124.0	73.3	50.7
PCS II	171.4	101.5	69.9	38.1	22.6	15.5
ACE IV	168.8	109.6	59.2	149.6	97.1	52.5
ACE V	286.6	180.9	105.7	232.2	146.2	86.0
ACE VI	71.1	44.8	26.3	16.6	9.9	6.7
Other credit funds	332.0	207.0	125.0	397.7	253.6	144.1
Total Credit Group	$1,928.0	$1,291.0	$637.0	$1,551.2	$1,041.4	$509.8

The following table presents the change in accrued performance income for the Credit Group ($ in millions):

		As of December 31, 2023	Activity during the period			As of December 31, 2024
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
Pathfinder I	European	$155.1	$62.6	$(26.3)	$—	$191.4
ASOF I	European	357.0	(23.7)	(14.9)	—	318.4
ASOF II	European	80.9	177.3	—	—	258.2
PCS I	European	124.0	22.9	(16.9)	0.1	130.1
PCS II	European	38.1	131.1	—	2.2	171.4
ACE IV	European	149.6	57.0	(38.7)	0.9	168.8
ACE V	European	232.2	153.2	(101.1)	2.3	286.6
ACE VI	European	16.6	54.5	—	—	71.1
Other credit funds	European	373.3	(40.2)	(33.9)	(6.6)	292.6
Other credit funds	American	24.4	12.5	(8.1)	10.6	39.4
Total accrued carried interest		1,551.2	607.2	(239.9)	9.5	1,928.0
Other credit funds	Incentive	—	86.3	(86.3)	—	—
Total Credit Group		$1,551.2	$693.5	$(326.2)	$9.5	$1,928.0

Credit Group—Assets Under Management

The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2023	$47,299	$33,886	$14,554	$123,073	$68,264	$11,920	$354	$299,350
Acquisitions	—	—	—	362	—	—	—	362
Net new par/equity commitments	2,995	4,222	1,653	19,408	10,234	689	142	39,343
Net new debt commitments	6,615	250	—	21,010	1,773	(380)	—	29,268
Capital reductions	(7,011)	(30)	(1,022)	(2,608)	55	70	—	(10,546)
Distributions	(403)	(1,854)	(1,088)	(6,183)	(6,134)	(1,202)	—	(16,864)
Redemptions	(3,390)	(150)	—	(1,572)	(140)	—	—	(5,252)
Net allocations among investment strategies	(18)	2,824	25	25	200	—	(228)	2,828
Change in fund value	808	2,417	842	5,614	308	373	7	10,369
Balance at 12/31/2024	$46,895	$41,565	$14,964	$159,129	$74,560	$11,470	$275	$348,858

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2022	$43,864	$21,363	$13,720	$98,327	$50,642	$11,383	$—	$239,299
Net new par/equity commitments	2,808	8,351	—	15,960	12,508	387	379	40,393
Net new debt commitments	1,978	400	—	8,492	3,826	201	—	14,897
Capital reductions	(858)	—	—	(1,935)	(1,065)	—	—	(3,858)
Distributions	(319)	(1,484)	(499)	(2,976)	(1,977)	(429)	—	(7,684)
Redemptions	(2,069)	(984)	—	(290)	(2)	—	—	(3,345)
Net allocations among investment strategies	(33)	4,291	—	—	—	25	(25)	4,258
Change in fund value	1,928	1,949	1,333	5,495	4,332	353	—	15,390
Balance at 12/31/2023	$47,299	$33,886	$14,554	$123,073	$68,264	$11,920	$354	$299,350

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated in a subsequent period as commitments to an investment strategy.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $348.8	AUM: $299.4

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $14.4 billion and $15.1 billion of AUM of funds from which we indirectly earn management fees as of December 31, 2024 and 2023, respectively, and includes $2.0 billion and $1.8 billion of non-fee paying AUM from our general partner and employee commitments as of December 31, 2024 and 2023, respectively.

Credit Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2023	$46,140	$23,218	$8,490	$67,596	$34,246	$5,590	$185,280
Acquisitions	—	—	—	244	—	—	244
Commitments	7,897	—	—	11,088	300	41	19,326
Deployment/subscriptions/increase in leverage	114	4,024	573	17,482	6,326	960	29,479
Capital reductions	(6,859)	—	—	(2,929)	(2,133)	(51)	(11,972)
Distributions	(396)	(1,280)	(1,164)	(9,316)	(1,462)	(1,225)	(14,843)
Redemptions	(3,410)	(150)	—	(452)	(1,240)	—	(5,252)
Net allocations among investment strategies	(18)	3,471	—	—	—	—	3,453
Change in fund value	1,161	101	—	2,702	(1,537)	(283)	2,144
Change in fee basis	—	—	—	—	1,286	—	1,286
Balance at 12/31/2024	$44,629	$29,384	$7,899	$86,415	$35,786	$5,032	$209,145

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2022	$42,191	$15,904	$7,166	$57,568	$29,561	$6,051	$158,441
Commitments	4,958	65	—	3,068	—	242	8,333
Deployment/subscriptions/increase in leverage	282	5,463	2,518	11,246	5,554	1,156	26,219
Capital reductions	(892)	—	—	(2,304)	(268)	(193)	(3,657)
Distributions	(335)	(1,913)	(1,194)	(3,707)	(450)	(1,522)	(9,121)
Redemptions	(2,067)	(901)	—	(305)	(1,201)	—	(4,474)
Net allocations among investment strategies	(33)	4,396	—	—	—	—	4,363
Change in fund value	2,036	204	—	2,030	1,050	(144)	5,176
Balance at 12/31/2023	$46,140	$23,218	$8,490	$67,596	$34,246	$5,590	$185,280

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $209.2	FPAUM: $185.3

Invested capital	Market value(1)	Collateral balances (at par)	Capital commitments

(1)Includes $46.4 billion and $35.4 billion from funds that primarily invest in illiquid strategies as of December 31, 2024 and 2023, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of December 31, 2024

ARCC contributed approximately 34% of the Credit Group’s total management fees for the year ended December 31, 2024. In addition, the Credit Group’s other significant funds, which are presented in the tables below, collectively contributed approximately 34% of the Credit Group’s management fees for the year ended December 31, 2024.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of December 31, 2024 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
ARCC(2)	2004	$32,302	N/A	13.8	N/A	12.1	U.S. Direct Lending
CADC(3)	2017	7,208	N/A	10.2	N/A	6.9	U.S. Direct Lending
Open-ended core alternative credit fund(4)	2021	5,841	14.6	10.9	11.6	8.6	Alternative Credit
ASIF(3)	2023	13,711	N/A	11.4	N/A	11.8	U.S. Direct Lending

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
(4)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. The fund is made up of a Main Class (“Class M”) and a Constrained Class (“Class C”). Class M includes investors electing to participate in all investments and Class C includes investors electing to be excluded from exposure to liquid investments. Returns presented in the table are for onshore Class M. The current quarter gross and net returns for Class M (offshore) are 2.9% and 2.0%, respectively. The year-to-date gross and net returns for Class M (offshore) are 14.9% and 10.4%, respectively. The since inception gross and net returns for Class M (offshore) are 11.6% and 8.2%, respectively. The current quarter gross and net returns for Class C (offshore) are 2.9% and 1.6%, respectively. The year-to-date gross and net returns for Class C (offshore) are 13.6% and 9.2%, respectively. The since inception gross and net returns for Class C (offshore) are 11.3% and 8.0%, respectively.

The following table presents the performance data of the Credit Group’s significant drawdown funds as of December 31, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
ACE IV Unlevered(7)	2018	$8,252	$2,851	$2,190	$1,402	$1,441	$2,843	1.4x	1.3x	8.2	5.9	European Direct Lending
ACE IV Levered(7)			4,819	3,728	2,377	2,881	5,258	1.5x	1.4x	11.4	8.2
Pathfinder I	2020	4,227	3,683	3,177	566	3,503	4,069	1.4x	1.3x	15.3	11.0	Alternative Credit
SDL II Unlevered	2021	16,396	1,989	1,529	274	1,537	1,811	1.2x	1.2x	12.1	9.6	U.S. Direct Lending
SDL II Levered			6,047	4,269	1,222	4,283	5,505	1.4x	1.3x	19.2	14.6
Funds Deploying Capital
PCS II	2020	6,023	5,114	3,552	907	3,572	4,479	1.3x	1.2x	12.5	8.6	U.S. Direct Lending
ACE V Unlevered(8)	2020	16,256	7,026	5,194	1,058	5,198	6,256	1.3x	1.2x	11.3	8.4	European Direct Lending
ACE V Levered(8)			6,376	4,693	1,504	4,835	6,339	1.4x	1.3x	15.9	11.9
ASOF II	2021	8,596	7,128	4,725	13	5,939	5,952	1.4x	1.3x	18.8	13.6	Opportunistic Credit
ACE VI Unlevered(9)	2022	20,086	7,439	1,197	29	1,282	1,311	1.1x	1.1x	21.7	15.9	European Direct Lending
ACE VI Levered(9)			9,667	2,943	119	3,179	3,298	1.2x	1.1x	23.0	16.1
SDL III Unlevered	2023	23,121	3,311	747	6	771	777	1.1x	1.0x	NM	NM	U.S. Direct Lending
SDL III Levered			11,959	2,038	47	2,175	2,222	1.1x	1.1x	NM	NM

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
(7)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered and one feeder fund: ACE IV (D) Levered. ACE IV (E) Levered includes the ACE IV (D) Levered feeder fund. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered exclude the U.S. dollar denominated feeder fund. The gross and net IRR for ACE IV (G) Unlevered are 9.7% and 7.1%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE IV (G) Levered are 12.7% and 9.1%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.6x and 1.4x, respectively. The gross and net IRR for ACE IV (D) Levered are 12.9% and 9.5%, respectively. The gross and net MoIC for ACE IV (D) Levered are 1.6x and 1.5x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered, and two feeder funds: ACE V (D) Levered and ACE V (Y) Unlevered. ACE V (E) Levered includes the ACE V (D) Levered feeder fund and ACE V (E) Unlevered includes the ACE V (Y) Unlevered feeder fund. The gross and net IRR and gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Levered exclude the ACE V (D) Levered feeder fund and metrics for ACE V (E) Unlevered exclude the ACE V (Y) Unlevered feeder fund. The gross and net IRR for ACE V (G) Unlevered are 12.7% and 9.5%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.3x and 1.3x, respectively. The gross and net IRR for ACE V (G) Levered are 16.9% and 12.3%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.4x and 1.3x, respectively. The gross and net IRR for ACE V (D) Levered are 15.7% and 11.7%, respectively. The gross and net MoIC for ACE V (D) Levered are 1.4x and 1.3x, respectively. The gross and net IRR for ACE V (Y) Unlevered are 12.0% and 8.8%, respectively. The gross and net MoIC for ACE V (Y) Unlevered are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)ACE VI is made up of six parallel funds, four denominated in Euros and two denominated in pound sterling: ACE VI (E) Unlevered, ACE VI (E) II Unlevered, ACE VI (G) Unlevered, ACE VI (E) Levered, ACE VI (E) II Levered, and ACE VI (G) Levered, and three feeder funds: ACE VI (D) Levered, ACE VI (Y) Unlevered and ACE VI (D) Rated Notes. ACE VI (E) II Levered includes ACE VI (D) Levered feeder fund and ACE VI (E) II Unlevered includes ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR and gross and net MoIC presented in the table are for ACE VI (E) Unlevered and ACE VI (E) Levered. Metrics for ACE VI (E) II Levered exclude the ACE VI (D) Levered feeder fund and metrics for ACE VI (E) II Unlevered exclude ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR for ACE VI (G) Unlevered are 22.2% and 15.9%, respectively. The gross and net MoIC for ACE VI (G) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (G) Levered are 18.9% and 7.7%, respectively. The gross and net MoIC for ACE VI (G) Levered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (E) II Unlevered are 22.4% and 17.5%, respectively. The gross and net MoIC for ACE VI (E) II Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (E) II Levered are 20.9% and 14.9%, respectively. The gross and net MoIC for ACE VI (E) II Levered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (D) Levered are 23.5% and 17.0%, respectively. The gross and net MoIC for ACE VI (D) Levered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (Y) Unlevered are 15.8% and 11.1%, respectively. The gross and net MoIC for ACE VI (Y) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (D) Rated Notes are 26.0% and 14.0%, respectively. The gross and net MoIC for ACE VI (D) Rated Notes are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE VI Unlevered and ACE VI Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Real Assets Group—Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Fee Related Earnings
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Management fees	$401,968	$389,437	$12,531	3%
Fee related performance revenues	—	334	(334)	(100)
Other fees	27,263	29,695	(2,432)	(8)
Compensation and benefits	(160,357)	(153,870)	(6,487)	(4)
General, administrative and other expenses	(56,768)	(46,789)	(9,979)	(21)
Fee Related Earnings	$212,106	$218,807	(6,701)	(3)

Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

The following table presents the components of and causes for changes in the Real Assets Group’s management fees for the year ended December 31, 2024 compared to the prior year ($ in millions):

Year-over-year Change
Capital commitments:
Fees from Ares U.S. Real Estate Opportunity Fund IV, L.P. (“AREOF IV”) and our second climate infrastructure fund, excluding catch-up fees	$14.7
Fees from our fourth European value-add real estate equity fund (excluding catch-up fees), which launched during the second quarter of 2024	4.1
Catch-up fees	5.7
Capital deployment in IDF V	8.6
Fees from the WSM Acquisition effective December 1, 2024	2.1
Distributions that reduced the fee bases of Infrastructure Debt Fund IV, L.P. (“IDF IV”) and Infrastructure Debt Fund III, L.P. (“IDF III”) as the funds are past their investment periods	(9.2)
Decrease in NAV of our industrial non-traded REIT due to lower valuations of certain properties	(8.1)
Contractual reduction in the fee base of AREOF III that was triggered at the expiration of the fund’s investment period at the end of the fourth quarter of 2023	(4.6)
Cumulative effect of other changes	(0.8)
Total	$12.5

The increase in effective management fee rate for the year ended December 31, 2024 compared to the prior year was primarily driven by the deployment of capital within our real estate equity funds. Certain of our private real estate equity funds pay a fee on committed capital that increases once that capital is invested. As a result, our effective management fee rate increases as capital is deployed.
Other Fees. The decrease in other fees for the year ended December 31, 2024 compared to the prior year was driven by: (i) lower credit transaction fees of $8.1 million from the infrastructure debt strategy, which are infrequent in nature; partially offset by (ii) higher administrative service fees of $1.7 million, mostly from certain infrastructure debt funds that started paying such fees to us subsequent to the third quarter of 2023; and (iii) higher property management and development fees of $3.5 million resulting from an increase in property-related activities within certain North American real estate equity funds.
Compensation and Benefits. The increase in compensation and benefits for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by (i) an increase in salary expenses of $7.4 million, primarily attributable to headcount growth to support the expansion of our business; and (ii) an increase in payroll-related taxes of $2.8 million, primarily due to the higher stock price associated with equity awards that vested during the first quarter of 2024; partially offset by (iii) lower incentive-based compensation; and (iv) higher administrative fees reimbursement of expenses for increased services provided throughout the current year.
Average headcount increased by 10% to 391 investment and investment support professionals for the year-to-date period in 2024 from 356 professionals for the same period in 2023.
General, Administrative and Other Expenses. The increase in general, administrative and other expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to marketing and fundraising activities, including supplemental distribution fees charged in connection with an amended servicing arrangement with a distribution partner. Supplemental distribution fees increased by $3.3 million for the year ended December 31, 2024 compared to the prior year. Other marketing costs also increased by $2.0 million over the comparative periods, driven by: (i) investor events, including our firmwide AGM event; and (ii) fund formation costs for AREOF IV.
In addition, certain expenses increased for the year ended December 31, 2024 compared to the prior year, including: (i) higher information technology costs related to software license fees of $3.1 million; and (ii) higher professional service fees of $2.0 million, which included non-recurring legal expenses of $1.5 million incurred during the first quarter of 2024.

Realized Income

The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Fee Related Earnings	$212,106	$218,807	$(6,701)	(3)%
Performance income—realized	60,317	20,990	39,327	187
Performance related compensation—realized	(37,283)	(12,768)	(24,515)	(192)
Realized net performance income	23,034	8,222	14,812	180
Investment income—realized	5,184	3,392	1,792	53
Interest income	7,649	3,165	4,484	142
Interest expense	(24,131)	(16,391)	(7,740)	(47)
Realized net investment loss	(11,298)	(9,834)	(1,464)	(15)
Realized Income	$223,842	$217,195	6,647	3

The Real Assets Group’s realized activities were principally composed of and caused by the following:

Year ended December 31, 2024	Year ended December 31, 2023
Realized net performance income
Carried interest from:
•Distributions of $8.8 million from U.S. Real Estate Fund VIII, L.P. (“US VIII”) and a North American real estate equity fund, which are both European-style waterfall funds that are past their investment periods and monetizing investments
•Realized gains of $3.1 million from the partial sale of ACIP’s investment in a renewable energy company
Incentive fees from:
•An industrial North American real estate equity fund of $8.7 million, that is based upon a three-year measurement period
•An open-ended industrial real estate fund of $2.1 million, that varies based upon a three-year measurement period calculated for each fund investor

Carried interest from:
•Distributions of $1.8 million from US VIII and a North American real estate equity fund, which are both European-style waterfall funds that are past their investment periods and monetizing investments
Incentive fees from:
•Incentive fees of $5.7 million generated from an open-ended industrial real estate fund that varies based upon a three-year measurement period calculated for each fund investor

Realized investment income and interest income
•Distributions of investment income of $15.6 million, primarily from funds within our real estate debt and infrastructure debt strategies
•Interest income earned on treasury-backed securities of $2.1 million, which is allocated among our segments based on the cost basis of our balance sheet investments
•Interest earned from loans that we made within our real estate debt strategy
•Realized gains of $1.2 million from the sale of an infrastructure opportunities fund’s investment in a wind energy company
•Realized loss of $12.4 million associated with a guarantee of a credit facility provided in connection with a historical acquisition

•Distributions of investment income of $7.8 million, primarily from funds within our real estate debt, infrastructure debt and infrastructure opportunities strategies
•Realized losses of $6.2 million from a real estate debt vehicle, where interest expense was incurred with no associated investment income during the periods. These realized losses are not expected to recur as we restructured the arrangement in the fourth quarter of 2023

Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023 and 2054 Senior Notes in October 2024.

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of December 31,
	2024			2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US VIII	$20.1	$12.9	$7.2	$32.2	$20.7	$11.5
US IX	99.8	61.9	37.9	90.0	55.8	34.2
AREOF III	24.5	14.8	9.7	35.7	21.4	14.3
EF IV	22.9	13.7	9.2	49.2	29.5	19.7
EIF V	121.3	90.7	30.6	93.6	70.0	23.6
IDF V	113.7	69.3	44.4	56.1	33.7	22.4
ACIP	97.7	66.8	30.9	61.4	42.2	19.2
Other real assets funds	68.3	44.3	24.0	78.7	50.2	28.5
Total Real Assets Group	$568.3	$374.4	$193.9	$496.9	$323.5	$173.4

The following table presents the change in accrued performance income for the Real Assets Group ($ in millions):

		As of December 31, 2023	Activity during the period			As of December 31, 2024
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US VIII	European	$32.2	$(0.1)	$(12.0)	$—	$20.1
US IX	European	90.0	9.8	—	—	99.8
AREOF III	European	35.7	(11.2)	—	—	24.5
EF IV	American	49.2	(26.3)	—	—	22.9
EIF V	European	93.6	27.7	—	—	121.3
IDF V	European	56.1	63.8	—	(6.2)	113.7
ACIP	European	61.4	44.0	(7.7)	—	97.7
Other real assets funds	European	51.0	8.8	(12.2)	5.0	52.6
Other real assets funds	American	27.7	(10.8)	(1.2)	—	15.7
Total accrued carried interest		496.9	105.7	(33.1)	(1.2)	568.3
Other real assets funds	Incentive	—	27.2	(27.2)	—	—
Total Real Assets Group		$496.9	$132.9	$(60.3)	$(1.2)	$568.3

Real Assets Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	North American Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2023	$29,177	$6,941	$13,597	$6,248	$9,450	$65,413
Acquisitions	2,488	—	—	—	—	2,488
Net new par/equity commitments	2,684	1,465	1,580	664	974	7,367
Net new debt commitments	200	—	3,849	—	—	4,049
Capital reductions	—	—	(1,086)	—	—	(1,086)
Distributions	(1,148)	(240)	(418)	(395)	(1,274)	(3,475)
Redemptions	(883)	—	(210)	—	—	(1,093)
Net allocations among investment strategies	—	—	—	—	20	20
Change in fund value	441	(358)	167	927	438	1,615
Balance at 12/31/2024	$32,959	$7,808	$17,479	$7,444	$9,608	$75,298

	North American Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$31,460	$7,196	$12,526	$5,194	$9,685	$66,061
Net new par/equity commitments	3,116	36	1,278	1,218	428	6,076
Net new debt commitments	—	—	726	—	—	726
Capital reductions	(245)	—	(235)	—	—	(480)
Distributions	(2,813)	(250)	(273)	(322)	(1,138)	(4,796)
Redemptions	(1,207)	—	(552)	—	—	(1,759)
Change in fund value	(1,134)	(41)	127	158	475	(415)
Balance at 12/31/2023	$29,177	$6,941	$13,597	$6,248	$9,450	$65,413

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $75.3	AUM: $65.4

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.0 billion and $0.6 billion of non-fee paying AUM from our general partner and employee commitments as of December 31, 2024 and 2023, respectively.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	North American Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2023	$20,844	$5,913	$3,553	$5,148	$5,880	$41,338
Acquisitions	1,554	—	—	—	—	1,554
Commitments	2,278	936	—	226	—	3,440
Deployment/subscriptions/increase in leverage	609	668	828	98	977	3,180
Capital reductions	—	—	(12)	—	—	(12)
Distributions	(855)	(178)	(330)	(340)	(454)	(2,157)
Redemptions	(883)	—	(210)	—	—	(1,093)
Net allocations among investment strategies	—	—	—	—	20	20
Change in fund value	197	(390)	94	57	(114)	(156)
Change in fee basis	(1,066)	(654)	—	(60)	(246)	(2,026)
Balance at 12/31/2024	$22,678	$6,295	$3,923	$5,129	$6,063	$44,088

	North American Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2022	$21,788	$5,566	$3,759	$4,524	$5,970	$41,607
Commitments	2,525	26	(5)	1,128	—	3,674
Deployment/subscriptions/increase in leverage	199	221	602	350	1,596	2,968
Capital reductions	(245)	—	(210)	—	—	(455)
Distributions	(1,125)	9	(280)	(854)	(1,612)	(3,862)
Redemptions	(1,207)	—	(568)	—	—	(1,775)
Change in fund value	(1,091)	91	157	—	(74)	(917)
Change in fee basis	—	—	98	—	—	98
Balance at 12/31/2023	$20,844	$5,913	$3,553	$5,148	$5,880	$41,338
The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $44.1	FPAUM: $41.3

Invested capital/other(1)	Market value(2)	Capital commitments

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Real Assets Group—Fund Performance Metrics as of December 31, 2024

The significant funds presented in the tables below collectively contributed approximately 37% of the Real Assets Group’s management fees for the year ended December 31, 2024.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Assets Group as of December 31, 2024 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
Diversified non-traded REIT(2)	2012	$5,663	N/A	(0.4)	N/A	6.1	North American Real Estate Equity
Industrial non-traded REIT(3)	2017	7,354	N/A	0.8	N/A	8.5	North American Real Estate Equity
Open-ended industrial real estate fund(4)	2017	5,083	4.3	3.3	17.5	14.3	North American Real Estate Equity

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

The following table presents the performance data of the Real Assets Group’s significant drawdown fund as of December 31, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Deploying Capital
IDF V(7)	2020	$4,849	$4,585	$3,813	$912	$3,550	$4,462	1.2x	1.2x	12.9	10.1	Infrastructure Debt

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
(7)IDF V is made up of U.S. Dollar hedged, Euro unhedged, GBP hedged, Yen hedged, and single investor parallel funds. The gross and net IRR and MoIC presented in the table are for the U.S. Dollar hedged parallel fund. The gross and net IRR for the single investor U.S. Dollar parallel fund are 10.2% and 7.8%, respectively. The gross and net MoIC for the single investor U.S. Dollar parallel fund are 1.2x and 1.2x, respectively. The gross and net IRR for the Euro unhedged parallel fund are 13.7% and 10.8%, respectively. The gross and net MoIC for the Euro unhedged parallel fund are 1.3x and 1.2x, respectively. The gross and net IRR for the GBP hedged parallel fund are 12.3% and 9.3%, respectively. The gross and net MoIC for the GBP hedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the Yen hedged parallel fund are 8.8% and 6.2%, respectively. The gross and net MoIC for the Yen hedged parallel fund are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for IDF V are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Private Equity Group—Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Fee Related Earnings
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Management fees	$137,130	$126,721	$10,409	8%
Other fees	1,695	1,693	2	—
Compensation and benefits	(56,830)	(58,408)	1,578	3
General, administrative and other expenses	(21,449)	(16,949)	(4,500)	(27)
Fee Related Earnings	$60,546	$53,057	7,489	14

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):
The following table presents the components of and causes for changes in the Private Equity Group’s management fees for the year ended December 31, 2024 compared to the prior year ($ in millions):

Year-over-year Change
Fees from the Crescent Point Acquisition effective October 2, 2023	$21.7
Change in fee base from capital commitments to invested capital and reduction in fee rate from 1.50% to 0.75% for an energy opportunities fund, which were both contractually triggered at the expiration of the fund’s investment period	(11.3)
Total	$10.4

The decrease in effective management fee rate for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by the reduction in fee rate for the energy opportunities fund as discussed above, partially offset by certain funds within our APAC private equity strategy that have a higher effective management fee rate than the average effective management fee rate of the funds within our corporate private equity strategy.

Compensation and Benefits. Although salary expenses increased for the year ended December 31, 2024 compared to the prior year reflecting the full year impact from the increase in headcount from the Crescent Point Acquisition, compensation and benefits decreased slightly over the comparative periods. The decrease for the year ended December 31, 2024 compared to the prior year was primarily driven by lower incentive-based compensation paid to our corporate private equity team.

Average headcount increased by 10% to 103 investment and investment support professionals for the year-to-date period in 2024 from 94 professionals in 2023, driven by the increase in headcount from the Crescent Point Acquisition and partially offset by a decrease in headcount for our corporate private equity team.

General, Administrative and Other Expenses. The increase in general, administrative and other expenses for the year ended December 31, 2024 compared to the prior year largely reflect Crescent Point’s operating expenses following the Crescent Point Acquisition.

Realized Income
The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Fee Related Earnings	$60,546	$53,057	$7,489	14%
Performance income—realized	43,299	65,716	(22,417)	(34)
Performance related compensation—realized	(36,334)	(52,984)	16,650	31
Realized net performance income	6,965	12,732	(5,767)	(45)
Investment income (loss)—realized	1,926	(712)	2,638	NM
Interest income	1,970	38	1,932	NM
Interest expense	(22,632)	(18,990)	(3,642)	(19)
Realized net investment loss	(18,736)	(19,664)	928	5
Realized Income	$48,775	$46,125	2,650	6

The Private Equity Group’s realized activities were principally composed of and caused by the following:

Year ended December 31, 2024	Year ended December 31, 2023
Realized net performance income
Carried interest from: •Realized gains from ACOF IV’s investments in various energy companies and ACOF VI’s investment in Frontier Communications Parent, Inc. (“FYBR”)	Carried interest from: •Realized gains from the partial sale of ACOF IV’s investment in The AZEK Company (“AZEK”)
Realized investment income (loss) and interest income
•Distributions of investment income from our corporate private equity funds
•Interest income earned on treasury-backed securities, which is allocated among our segments based on the cost basis of our balance sheet investments

•Realized losses of $4.6 million in connection with the liquidation and disposition of remaining assets of certain legacy funds
•Realized gains of $4.0 million from the partial sale of ACOF IV’s investment in AZEK

Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023 and 2054 Senior Notes in October 2024.

Private Equity Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in millions):

	As of December 31,
	2024			2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF IV	$166.8	$133.6	$33.2	$181.3	$145.2	$36.1
ACOF V	—	—	—	474.9	380.8	94.1
ACOF VI	523.1	442.8	80.3	337.1	289.1	48.0
Other funds	20.9	14.8	6.1	55.2	42.3	12.9
Total Private Equity Group	$710.8	$591.2	$119.6	$1,048.5	$857.4	$191.1
The following table presents the change in accrued carried interest for the Private Equity Group ($ in millions):

		As of December 31, 2023	Activity during the period		As of December 31, 2024
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
ACOF IV	American	$181.3	$(5.5)	$(9.0)	$166.8
ACOF V	American	474.9	(474.9)	—	—
ACOF VI	American	337.1	220.3	(34.3)	523.1
Other funds	European	46.1	(33.0)	—	13.1
Other funds	American	9.1	(1.3)	—	7.8
Total Private Equity Group		$1,048.5	$(294.4)	$(43.3)	$710.8

Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Other(1)	Total Private Equity Group
Balance at 12/31/2023	$20,998	$3,414	$139	$24,551
Net new par/equity commitments	458	3	58	519
Capital reductions	(4)	—	—	(4)
Distributions	(685)	(19)	—	(704)
Redemptions	—	(2)	—	(2)
Net allocations among investment strategies	150	—	(197)	(47)
Change in fund value	147	(419)	—	(272)
Balance at 12/31/2024	$21,064	$2,977	$—	$24,041

	Corporate Private Equity	APAC Private Equity	Other(1)	Total Private Equity Group
Balance at 12/31/2022	$20,939	$90	$—	$21,029
Acquisitions	—	3,697	—	3,697
Net new par/equity commitments	1,482	—	139	1,621
Capital reductions	(9)	—	—	(9)
Distributions	(1,794)	(16)	—	(1,810)
Change in fund value	380	(357)	—	23
Balance at 12/31/2023	$20,998	$3,414	$139	$24,551

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated in a subsequent period as commitments to an investment strategy.

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $24.0	AUM: $24.5

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.2 billion and $1.4 billion of non-fee paying AUM from our general partner and employee commitments as of December 31, 2024 and 2023, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2023	$11,459	$1,665	$13,124
Deployment/subscriptions/increase in leverage	28	19	47
Distributions	(54)	—	(54)
Redemptions	—	(2)	(2)
Change in fund value	(21)	—	(21)
Change in fee basis	(1,552)	(115)	(1,667)
Balance at 12/31/2024	$9,860	$1,567	$11,427

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2022	$11,277	$4	$11,281
Acquisitions	—	1,692	1,692
Deployment/subscriptions/increase in leverage	220	14	234
Distributions	(38)	—	(38)
Change in fee basis	—	(45)	(45)
Balance at 12/31/2023	$11,459	$1,665	$13,124

The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $11.4	FPAUM: $13.1

Capital commitments	Invested capital

Private Equity Group—Fund Performance Metrics as of December 31, 2024

The significant funds presented in the table below collectively contributed approximately 72% of the Private Equity Group’s management fees for the year ended December 31, 2024.

The following table presents the performance data of the Private Equity Group’s significant drawdown funds as of December 31, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
ACOF V	2017	$7,827	$7,850	$7,611	$3,510	$7,350	$10,860	1.4x	1.3x	8.1	6.1	Corporate Private Equity
Fund Deploying Capital
ACOF VI	2020	8,142	5,743	5,256	1,471	7,248	8,719	1.6x	1.4x	23.0	17.0	Corporate Private Equity

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
(4)The net MoIC is calculated at the fund-level. The net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees, carried interest, as applicable, and other expenses. The net MoICs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net MoIC would be 1.3x for ACOF V and 1.4x for ACOF VI. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
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
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 6.2% for ACOF V and 16.2% for ACOF VI.

Secondaries Group—Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Fee Related Earnings

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Management fees	$197,287	$174,942	$22,345	13%
Fee related performance revenues	28,834	12,782	16,052	126
Other fees	222	22	200	NM
Compensation and benefits	(66,290)	(62,160)	(4,130)	(7)
General, administrative and other expenses	(33,881)	(21,199)	(12,682)	(60)
Fee Related Earnings	$126,172	$104,387	21,785	21

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):
The following table presents the components of and causes for changes in the Secondaries Group’s management fees for the year ended December 31, 2024 compared to the prior year ($ in millions):

Year-over-year Change
Fees from APMF, primarily driven by additional capital raised	$17.5
Fees from our third infrastructure secondaries fund, which launched during the fourth quarter of 2023 (exclusive of catch-up fees)	8.8
Catch-up fees in 2024 generated from our third infrastructure secondaries fund	1.9
Catch-up fees in 2023 generated from Landmark Real Estate Fund IX, L.P. (“LREF IX”)	(7.9)
Cumulative effect of other changes	2.0
Total	$22.3

The increase in effective management fee rate for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to additional capital raised by APMF that has a fee rate of 1.40%.

Fee Related Performance Revenues. The years ended December 31, 2024 and 2023 reflect incentive fees recognized from APMF. The activity for the year ended December 31, 2024 includes gains recognized in connection with acquiring a sizable portfolio of limited partnership interests during the second quarter of 2024.

Compensation and Benefits. The increase in compensation and benefits for the year ended December 31, 2024 compared to the year ended December 31, 2023 was driven by higher fee related performance compensation of $2.3 million, corresponding to the increase in fee related performance revenues. For the years ended December 31, 2024 and 2023, we reduced fee related performance compensation by $9.5 million and $2.1 million, respectively, to reclaim a portion of the supplemental distribution fees paid to distribution partners. The increase in compensation and benefits was also driven by an increase in payroll-related taxes of $1.5 million, primarily due to the higher stock price associated with equity awards that vested during the first quarter of 2024.

Average headcount increased by 7% to 112 investment and investment support professionals for the year-to-date period in 2024 from 105 professionals in 2023.

General, Administrative and Other Expenses. In an effort to accelerate the growth of APMF’s assets, we entered into agreements beginning in the second quarter of 2023 to pay distribution partners fees to raise additional capital. We refer to these fees as supplemental distribution fees, and these fees are based on assets and/or sales. These fees contributed to an increase in expense of $11.4 million for the year ended December 31, 2024 compared to the prior year. Supplemental distribution fees are expected to fluctuate with sales and the growth in assets, and may reduce fee related performance compensation to the extent that fee related performance revenues are earned from APMF.

Realized Income

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Fee Related Earnings	$126,172	$104,387	$21,785	21%
Performance income—realized	361	5,460	(5,099)	(93)
Performance related compensation—realized	110	(4,678)	4,788	NM
Realized net performance income	471	782	(311)	(40)
Investment income—realized	2,565	4,523	(1,958)	(43)
Interest income	972	344	628	183
Interest expense	(10,240)	(8,980)	(1,260)	(14)
Realized net investment loss	(6,703)	(4,113)	(2,590)	(63)
Realized Income	$119,940	$101,056	18,884	19

Realized net performance income for the year ended December 31, 2023 was primarily attributable to tax distributions from LREF VIII.

Realized net investment loss for the years ended December 31, 2024 and 2023 largely represents interest expense exceeding investment income during these periods. Interest expense, which is allocated among our segments based on the cost basis of our balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2028 Senior Notes in November 2023 and 2054 Senior Notes in October 2024. The realized investment activity for the years ended December 31, 2024 and 2023 was primarily attributable to dividend income received from APMF.

Secondaries Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondaries Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of December 31,
	2024			2023
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$107.9	$92.3	$15.6	$136.8	$117.0	$19.8
LREF VIII	81.3	68.9	12.4	101.1	87.5	13.6
Other secondaries funds	74.6	59.8	14.8	45.5	38.7	6.8
Total Secondaries Group	$263.8	$221.0	$42.8	$283.4	$243.2	$40.2

The following table presents the change in accrued performance income for the Secondaries Group ($ in millions):

		As of December 31, 2023	Activity during the period			As of December 31, 2024
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Other Adjustments	Accrued Carried Interest
Accrued Carried Interest
LEP XVI	European	$136.8	$(28.9)	$—	$—	$107.9
LREF VIII	European	101.1	(19.8)	—	—	81.3
Other secondaries funds	European	45.5	29.1	—	—	74.6
Total accrued carried interest		283.4	(19.6)	—	—	263.8
Other secondaries funds	Incentive	—	0.4	(0.4)	—	—
Total Secondaries Group		$283.4	$(19.2)	$(0.4)	$—	$263.8

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 12/31/2023	$13,174	$7,826	$2,380	$1,380	$—	$24,760
Net new par/equity commitments	2,489	279	1,192	493	—	4,453
Net new debt commitments	625	—	—	—	—	625
Distributions	(504)	(215)	(146)	(15)	—	(880)
Net allocations among investment strategies	15	—	—	10	—	25
Change in fund value	6	(111)	265	10	—	170
Balance at 12/31/2024	$15,805	$7,779	$3,691	$1,878	$—	$29,153

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 12/31/2022	$12,769	$7,552	$1,640	$—	$—	$21,961
Net new par/equity commitments	567	952	721	1,358	50	3,648
Distributions	(477)	(537)	(102)	—	—	(1,116)
Redemptions	(1)	—	—	—	—	(1)
Net allocations among investment strategies	30	—	—	25	(50)	5
Change in fund value	286	(141)	121	(3)	—	263
Balance at 12/31/2023	$13,174	$7,826	$2,380	$1,380	$—	$24,760

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated in a subsequent period as commitments to an investment strategy.

The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $29.2	AUM: $24.7

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.5 billion of non-fee paying AUM from our general partner and employee commitments as of December 31, 2024 and 2023.

Secondaries Group—Fee Paying AUM

The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2023	$11,204	$5,978	$1,763	$95	$19,040
Commitments	1,783	160	850	—	2,793
Deployment/subscriptions/increase in leverage	125	231	6	33	395
Distributions	(146)	(188)	(132)	(39)	(505)
Change in fund value	(131)	19	95	58	41
Change in fee basis	(47)	241	—	443	637
Balance at 12/31/2024	$12,788	$6,441	$2,582	$590	$22,401

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2022	$11,062	$5,313	$1,293	$—	$17,668
Commitments	367	772	506	—	1,645
Deployment/subscriptions/increase in leverage	51	317	20	85	473
Distributions	(95)	(421)	(88)	(9)	(613)
Redemptions	(1)	—	—	—	(1)
Net allocations among investment strategies	30	—	—	—	30
Change in fund value	(162)	(53)	32	19	(164)
Change in fee basis	(48)	50	—	—	2
Balance at 12/31/2023	$11,204	$5,978	$1,763	$95	$19,040

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $22.4	FPAUM: $19.1

Reported value(1)	Capital commitments	Invested capital/other

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondaries Group—Fund Performance Metrics as of December 31, 2024

LEP XVI contributed approximately 23% of the Secondaries Group’s management fees for the year ended December 31, 2024.
The following table presents the performance data of the Secondaries Group’s significant drawdown fund as of December 31, 2024 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
LEP XVI(7)	2016	$4,347	$4,896	$3,945	$2,079	$2,973	$5,052	1.4x	1.3x	18.4	11.6	Private Equity Secondaries

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
(7)The results of the fund are presented on a combined basis with the affiliated parallel funds or accounts, given that the investments are substantially the same.

Operations Management Group—Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Fee Related Earnings
The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Other fees	$20,357	$23,685	$(3,328)	(14)%
Compensation and benefits	(421,268)	(361,124)	(60,144)	(17)
General, administrative and other expenses	(220,019)	(200,613)	(19,406)	(10)
Fee Related Earnings	$(620,930)	$(538,052)	(82,878)	(15)

Other Fees. The decrease in other fees for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by lower asset-based, net distribution fees of $5.2 million associated with our non-traded REITs. The decrease was partially offset by an increase in facilitation fees from the 1031 exchange program associated with our non-traded REITs of $1.3 million over the comparative periods.
Compensation and Benefits. The increase in compensation and benefits for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by: (i) the expansion of our business operations teams to support the growth of our business and other strategic initiatives; (ii) the expansion of our strategy and relationship management teams to support global fundraising; (iii) increased compensation and benefits associated with our wealth distribution channel, AWMS, resulting from higher variable compensation for sales employees associated with APMF and ASIF; and (iv) higher incentive-based compensation.
Average headcount increased by 11% to 1,660 professionals for the year-to-date period in 2024 from 1,492 professionals in 2023.
General, Administrative and Other Expenses. Certain expenses increased during the year ended December 31, 2024, including occupancy costs and information technology costs. These expenses collectively increased by $21.4 million for the year ended December 31, 2024 compared to the prior year to support our growing headcount and the expansion of our business, including costs for our new corporate headquarters that we occupied beginning in third quarter of 2024. In addition, travel and marketing costs increased by $4.8 million over the comparative periods, driven by investor events, including our firmwide AGM event.
The aforementioned increase compared to the prior year was partially offset by lower professional service fees of $8.6 million, as we have recognized efficiencies from the transition of our income tax compliance function.
Realized Income
The following table presents the components of the OMG’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Fee Related Earnings	$(620,930)	$(538,052)	$(82,878)	(15)%
Investment loss—realized	(650)	(470)	(180)	(38)
Interest income	1,723	1,218	505	41
Interest expense	(701)	(156)	(545)	NM
Realized net investment income	372	592	(220)	(37)
Realized Income	$(620,558)	$(537,460)	(83,098)	(15)

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that we are well-positioned and our liquidity will continue to be sufficient for our foreseeable working capital needs, contractual obligations, dividend payments, pending acquisitions and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are: (i) cash on hand; (ii) net working capital; (iii) cash from operations, including management fees and fee related performance revenues, which are collected monthly, quarterly or semi-annually, and net realized performance income, which may be unpredictable as to amount and timing; (iv) fund distributions related to our investments that are unpredictable as to amount and timing; and (v) net borrowings from the Credit Facility. As of December 31, 2024, our cash and cash equivalents were $1,508.0 million and we have $1,400.0 million available under our Credit Facility. Our ability to draw from the Credit Facility is subject to leverage and other covenants. We remain in compliance with all covenants as of December 31, 2024. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown in deployment, declines in valuations or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Declines or delays in transaction activity may impact our fund distributions and net realized performance income, which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
We expect that our primary liquidity needs will continue to be to: (i) provide capital to facilitate the growth of our existing investment management businesses; (ii) fund our investment commitments; (iii) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses as well as other strategic growth initiatives; (iv) pay operating expenses, including cash compensation to our employees and tax payments for net settlement of equity awards; (v) fund capital expenditures; (vi) service our debt; (vii) pay income taxes and make payments under the TRA; (viii) make dividend payments to our Class A and non-voting common stockholders and our Series B mandatory convertible preferred stockholders in accordance with our dividend policies; and (ix) pay distributions to AOG unitholders.
In the normal course of business, we expect to pay dividends to our Class A and non-voting common stockholders that are aligned with our expected FRE after an allocation of current taxes paid. For the purposes of determining this amount, we allocate the current taxes paid to FRE and to realized performance and investment income in a manner that may be disproportionate to earnings generated by these metrics, and the actual taxes paid on these metrics should they be considered separately. Additionally, our methodology uses the tax benefits from certain expenses that are not included in these non-GAAP metrics, such as equity-based compensation from the vesting of equity awards and from the amortization of intangible assets, among others. We allocate the taxes by multiplying the statutory tax rate currently in effect by our net realized performance and net investment income and removing this amount from total current taxes. The remaining current tax paid is the amount that we allocate to FRE. We use this method to allocate the current provision for income taxes to approximate the amount of cash that is available to pay dividends to our stockholders. If cash flows from operations were insufficient to fund dividends over a sustained period of time, we expect that we would suspend or reduce paying such dividends. In addition, there is no assurance that dividends would continue at the current levels or at all. Unless quarterly dividends have been declared and paid (or declared and set apart for payment) on the Series B mandatory convertible preferred stock, we may not declare or pay or set apart payment for dividends on any shares of our Class A common stock during the period. Declared dividends on the Series B mandatory convertible preferred stock will be payable, at our election, in cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock. Dividends on Series B mandatory convertible preferred stock are cumulative and the Series B mandatory convertible preferred stock, unless previously converted or redeemed, will automatically convert into our Class A common stock on October 1, 2027. Although income allocated to Series B mandatory convertible preferred stock dividends may be subject to tax, dividends to our Series B preferred stockholders will not be reduced on account of any income taxes owed by us. As a result, taxes associated with income allocated to Series B mandatory convertible preferred stock dividends will be borne by Class A and non-voting common stockholders.

Our ability to obtain debt financing and complete stock offerings provides us with additional sources of liquidity. For further discussion of financing transactions occurring in the current period, see “Cash Flows” within this section and “Note 6. Debt” and “Note 13. Equity and Redeemable Interest” within our consolidated financial statements included in this Annual Report on Form 10-K.

Our consolidated financial statements reflect the cash flows of our operating businesses as well as those of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on the amounts reported within our consolidated statements of cash flows. The primary cash flow activities of our Consolidated Funds include: (i) raising capital from third-party investors, which is reflected as non-controlling interests of our Consolidated Funds; (ii) financing certain investments by issuing debt; (iii) purchasing and selling investment securities; (iv) generating cash through the realization of certain investments; (v) collecting interest and dividend income; and (vi) distributing cash to investors. Our Consolidated Funds are generally accounted for as investment companies under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations. Liquidity available at our Consolidated Funds is not available for corporate liquidity needs, and debt of the Consolidated Funds is non–recourse to us except to the extent of our investment in the fund.
Cash Flows
The following tables summarize our consolidated statements of cash flows by activities attributable to the Company and Consolidated Funds. For more details on the activity of the Company and Consolidated Funds, refer to “Note 15. Consolidation” within our consolidated financial statements included in this Annual Report on Form 10-K.

	Year ended December 31,
	2024	2023
Net cash provided by operating activities	$1,404,724	$473,107
Net cash provided by (used in) the Consolidated Funds’ operating activities, net of eliminations	1,386,430	(706,368)
Net cash provided by (used in) operating activities	2,791,154	(233,261)
Net cash used in the Company’s investing activities	(159,404)	(111,079)
Net cash used in the Company’s financing activities	(77,727)	(404,761)
Net cash provided by (used in) the Consolidated Funds’ financing activities, net of eliminations	(1,353,867)	696,887
Net cash provided by (used in) financing activities	(1,431,594)	292,126
Effect of exchange rate changes	(40,454)	10,501
Net change in cash and cash equivalents	$1,159,702	$(41,713)

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

	Year ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Core operating activities	$1,095,204	$1,066,837	$28,367	3%
Net realized performance income	137,950	(34,737)	172,687	NM
Net cash provided by (used in) investment related activities	171,570	(558,993)	730,563	(131)
Net cash provided by operating activities	$1,404,724	$473,107	931,617	197

Cash from our core operating activities increased as a result of growing fee revenues and sustained profitability and timing of cash collection of our receivables, partially offset by a decrease in cash attributable to fee related performance revenues earned from our non-traded REITs in 2022 and collected during the year ended December 31, 2023. There were no fee related performance revenues earned from our non-traded REITs in 2024 and 2023.
Net realized performance income includes: (i) carried interest distributions that may represent tax distributions or other distributions of income; and (ii) incentive fees that are realized annually at the end of the measurement period, which is typically at the end of the calendar year. Cash received from carried interest distributions and the subsequent payments to employees may not necessarily occur in the same quarter. Cash from incentive fees is generally received in the period subsequent to the measurement period. The increase in net realized performance income over the comparative periods was primarily due to timing of payments to employees for tax distributions that were both received and paid in the fourth quarter of

2024 and 2023, while tax distributions received in the fourth quarter of 2022 were paid and resulted in a use of cash in the first quarter of 2023.
Net cash provided by (used in) investment related activities for the years ended December 31, 2024 and 2023 primarily represents: (i) distributions received from our capital investments and the collection of principal and interest from loans that we have made; (ii) sales of certain capital investments to employees; (iii) the rebalancing of and associated return of our capital commitments upon admitting new limited partners; (iv) interest income from treasury-backed securities; offset by (v) purchases associated with funding capital commitments and strategic investments in our investment portfolio; and (vi) interest payments on our debt obligations. Although our capital commitments continue to increase with our growing assets under management, cash generated from our investment related activities has exceeded cash used in investment related activities for the year ended December 31, 2024. Our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund from year to year. For further discussion of our capital commitments, see “Note 8. Commitments and Contingencies,” within our consolidated financial statements included in this Annual Report on Form 10-K.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.
Investing Activities

	Year ended December 31,
	2024	2023
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(91,509)	$(67,183)
Acquisitions, net of cash acquired	(67,895)	(43,896)
Net cash used in investing activities	$(159,404)	$(111,079)

Net cash used in the Company’s investing activities for both periods included cash to purchase furniture, fixtures, equipment and leasehold improvements to support the growth in our staffing levels. Net cash used in the Company’s investing activities for the year ended December 31, 2024 was predominantly for the build out of our new corporate headquarters that we occupied beginning in the third quarter of 2024. In addition, net cash used in the Company’s investing activities included cash used to complete the WSM Acquisition in the current year and to complete the Crescent Point Acquisition in the prior year.
Financing Activities

	Year ended December 31,
	2024	2023
Net proceeds from issuance of Series B mandatory convertible preferred stock	$1,458,771	$—
Net proceeds from issuance of Class A common stock	407,124	—
Net borrowings (repayments) of Credit Facility	(895,000)	195,000
Proceeds from issuance of senior notes	736,010	499,010
Repayment of senior notes	(250,000)	—
Class A and non-voting common stock dividends	(783,172)	(599,934)
AOG unitholder distributions	(527,724)	(430,732)
Stock option exercises	1,511	85,959
Taxes paid related to net share settlement of equity awards	(227,532)	(157,007)
Other financing activities	2,285	2,943
Net cash used in the Company’s financing activities	$(77,727)	$(404,761)

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, resulting in net cash used in the Company’s financing activities for the years ended December 31, 2024 and 2023.

Net cash used in the Company’s financing activities for the year ended December 31, 2024 also included the repayments of our Credit Facility and 2024 Senior Notes, partially using cash provided by the net proceeds from the Offering, the issuance of the 2054 Senior Notes and the Series B mandatory convertible preferred stock.

In connection with the vesting of equity awards that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employees’ tax withholding liabilities and pay the taxes on their behalf in cash and thus issue fewer net shares. Cash used in connection with these awards increased during the current year primarily as a result of our higher stock price, which resulted in employees recognizing additional compensation. For the years ended December 31,

2024 and 2023, we net settled and did not issue 1.8 million shares and 1.7 million shares, respectively. The Company’s financing activities also included cash received from stock options exercises with 0.1 million and 5.1 million options exercised for the years ended December 31, 2024 and 2023, respectively. All the remaining options were exercised during the first quarter of 2024, and we will no longer receive cash or realize any tax benefit from the exercise of stock options after the 2024 tax year.
Capital Resources
We intend to use a portion of our available liquidity to pay cash dividends to our Series B mandatory convertible preferred stockholders and Class A and non-voting common stockholders on a quarterly basis in accordance with our dividend policies. Our ability to make cash dividends is dependent on a myriad of factors, including: (i) general economic and business conditions; (ii) our strategic plans and prospects; (iii) our business and investment opportunities; (iv) timing of capital calls by our funds in support of our commitments; (v) our financial condition and operating results; (vi) working capital requirements and other anticipated cash needs; (vii) contractual restrictions and obligations; (viii) legal, tax and regulatory restrictions; (ix) restrictions on the payment of distributions by our subsidiaries to us; and (x) other relevant factors.

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2024, we were required to maintain approximately $71.6 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with these regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings (“Cash Tax Savings”), if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon (“Tax Benefit Payment”). Effective as of May 1, 2023, pursuant to an amendment to the TRA, to the extent Ares Owners Holdings L.P. would have been a recipient of certain Tax Benefit Payments under the TRA for taxable exchanges on or after May 1, 2023, Ares Owners Holdings L.P. will no longer be entitled to any Tax Benefit Payment for such exchanges and 100% of any Cash Tax Savings will inure to us. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $402.4 million and $191.3 million as of December 31, 2024 and December 31, 2023, respectively.
For a discussion of our debt obligations, including the debt obligations of our consolidated funds, see “Note 6. Debt,” within our consolidated financial statements included in this Annual Report on Form 10-K.

For a discussion of our equity, see “Note 13. Equity and Redeemable Interest,” within our consolidated financial statements included in this Annual Report on Form 10-K.

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

•Level III—Valuations that rely on one or more significant unobservable inputs. These inputs reflect the our assessment of the assumptions that market participants would use to value the instrument based on the best information available.

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

Income Taxes

We are taxed as corporation for U.S. federal and state income tax purposes. We use the liability method of accounting for deferred income taxes pursuant to GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory tax rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized during the year the change is enacted. A valuation allowance is recorded on our net deferred tax assets when it is more likely than not that such assets will not be realized or when timing is unknown. When evaluating the realizability of our deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies and expectations of future earnings.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements and their impact on Ares can be found in “Note 2. Summary of Significant Accounting Policies,” within our consolidated financial statements included in this Annual Report on Form 10-K.

Contractual Obligations, Commitments and Contingencies and Other Arrangements
In the normal course of business, we enter into contractual obligations that may require future cash payments. We may also engage in off-balance sheet arrangements, including guarantees, capital commitments to funds, indemnifications and potential contingent repayment obligations. The following table sets forth our contractual obligations and capital commitments of the Company and of the Consolidated Funds as of December 31, 2024 ($ in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter	Total
The Company:
Operating lease obligations(1)	$57,402	$124,642	$142,187	$711,391	$1,035,622
Debt obligations payable(2)	—	—	495,677	2,063,237	2,558,914
Interest obligations on debt(3)	157,839	315,678	253,647	1,856,922	2,584,086
Other long-term obligations(4)	5,934	5,209	453	—	11,596
Capital commitments(5)	1,451,392	—	—	—	1,451,392
Subtotal	1,672,567	445,529	891,964	4,631,550	7,641,610
Consolidated Funds:
Debt obligations payable	121,000	1,286,354	685	8,861,486	10,269,525
Interest obligations on debt(3)	572,867	1,099,802	1,059,824	1,937,703	4,670,196
Capital commitments of Consolidated Funds(5)	1,038,225	—	—	—	1,038,225
	$3,404,659	$2,831,685	$1,952,473	$15,430,739	$23,619,556

(1)The table includes future minimum commitments for our operating leases, including leases that have been executed but have not yet commenced. The majority of our operating lease obligations represents office space agreements with expirations through June 2043. Rent expense includes only base contractual rent.
(2)Debt obligations include $2,150.0 million of senior notes and $450.0 million of subordinated notes, net of unamortized discount as of December 31, 2024.
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
For further discussion of our capital commitments, indemnification arrangements and contingent liabilities, see “Note 8. Commitments and Contingencies,” within our consolidated financial statements included in this Annual Report on Form 10-K.

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
For the year ended December 31, 2024, management fees from funds that are impacted by changes in market value and have underlying investments held in liquid strategies were approximately 2%. As such, a hypothetical 10% decrease in fair value of our managed funds’ investments as of December 31, 2024 would not have a material impact on our management fees.

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
Changes in the fair values of our funds’ investments directly impact unrealized principal investment income and unrealized gains on investments. A hypothetical incremental 10% decrease in the fair value of our investments as of December 31, 2024 would result in declines in principal investment income and unrealized gains on investments of $120.7 million and $73.6 million, respectively.

Exchange Rate Risk
We and our funds hold cash and investments that are denominated in foreign currencies that may be affected by movements in the rate of exchange between those currencies and the U.S. dollar. Movements in the exchange rate between currencies impact the management fees, carried interest and incentive fees earned by funds with fee paying AUM denominated in foreign currencies as well as by funds with fee paying AUM denominated in U.S. dollars that hold investments denominated in foreign currencies. Additionally, movements in the exchange rate impact operating expenses for our global offices that transact in foreign currencies and the revaluation of assets and liabilities denominated in non-functional currencies, including cash balances and investments.
We manage our exposure to exchange rate risks through our regular operating activities, wherein we utilize payments received in foreign currencies to fulfill obligations in foreign currencies, and, when appropriate, through the use of derivative financial instruments to hedge: (i) the net foreign currency exposure in the funds that we advise; (ii) the balance sheet exposure for certain direct investments denominated in foreign currencies; and (iii) the cash flow exposure for foreign currencies.
A portion of our management fees, carried interest, incentive fees and investments are denominated in foreign currencies that may be affected by movements in the rate of exchange between currencies. We estimate that a hypothetical 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar as of December 31, 2024 would not result in a material change to management fees, carried interest, incentive fees or investments for the year ended December 31, 2024, and would be largely offset by the currency conversions of the expenses denominated in foreign currencies.

Interest Rate Risk
Our Credit Facility provides a $1.4 billion revolving line of credit, with an accordion feature of $600.0 million (subject to obtaining commitments for any such additional borrowing capacity), with a maturity date of March 31, 2029. As of December 31, 2024, we had no borrowings outstanding under the Credit Facility. For a further discussion of our Credit Facility, see “Note 6. Debt,” within our consolidated financial statements included in this Annual Report on Form 10-K.

We estimate that in the event of a 100 basis point increase in interest rates, to the extent there is an outstanding revolver balance, we would be subject to the variable rate and would expect our interest expense to increase commensurately.

As credit-oriented investors, we are also subject to interest rate risk through the securities we hold in our Consolidated Funds. A 100 basis point increase in interest rates would be expected to negatively affect the fair value of securities that accrue interest income at fixed rates and therefore negatively impact net change in unrealized gains on our investments and on the investments of the Consolidated Funds. The actual impact is dependent on the average duration and the amount of such holdings. Conversely, securities that accrue interest at variable rates would be expected to benefit from a 100 basis points increase in interest rates because these securities would generate higher levels of current income. This would positively impact interest and dividend income but have an offsetting decrease in the fair value of the securities and negatively impact the net change in unrealized gains. In the cases where our funds pay management fees based on NAV, we would expect our management fees to experience a change in direction and magnitude corresponding to that experienced by the underlying portfolios.

Credit Risk
We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions as the counterparties with which we enter into financial transactions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Management Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Ares Management Corporation’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Ares Management Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2025

Item 9B. Other Information

Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, certain of our executive officers and directors or a vehicle controlled by them (each, a “Plan Participant”) entered into Rule 10b5-1 trading plan (a “Rule 10b5-1 Trading Plan”) to sell shares of our Class A common stock, in each case, subject to any applicable volume limitations.

The table below provides certain information regarding each Plan Participant’s Rule 10b5-1 Trading Plan.

Name and Title	Plan Date	Maximum Shares That May Be Sold Under the Plan	Plan Expiration Date
Bennett Rosenthal, Director, Co-Founder and Chairman of Private Equity Group	November 19, 2024	100,000	August 15, 2025
David Kaplan, Director and Co-Founder	November 19, 2024	100,000	August 15, 2025
Michael Arougheti, Co-Founder & Chief Executive Officer	December 13, 2024	1,880,845	January 31, 2026

A Rule 10b5-1 Trading Plan is a written document that pre-establishes the amounts, prices and dates (or formulas for determining the amounts, prices and dates) of future purchases or sales of our common stock, including, if applicable, shares issued upon exercise of stock options or vesting of unvested awards.

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

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.

PART IV.

Item 15. Exhibits and Financial Statement Schedules
(a)Documents Filed with Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Statements of Financial Condition as of December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
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
3.3
Certificate of Designations of 6.75% Series B Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 10, 2024).

4.1*	Description of Ares Management Corporation’s Securities.
4.2	Indenture dated as of June 15, 2020 among Ares Finance Co. II LLC, Ares Holdings L.P., Ares Investments L.P., Ares Management LLC, Ares Investments Holdings LLC, Ares Finance Co. LLC and Ares Offshore Holdings L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 15, 2020).
4.3	First Supplemental Indenture dated as of June 15, 2020 among Ares Finance Co. II LLC, Ares Holdings L.P., Ares Investments L.P., Ares Management LLC, Ares Investments Holdings LLC, Ares Finance Co. LLC and Ares Offshore Holdings L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 15, 2020).
4.4	Form of 3.250% Senior Note due 2030 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 15, 2020).
4.5	Indenture dated as of June 30, 2021 among Ares Finance Co. III LLC, Ares Holdings L.P., Ares
Investments Holdings LLC, Ares Management LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC and
U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on 8-K (File No. 001-36429) filed with the SEC on July 1, 2021).
4.6	Form of 4.125% Fixed Rate Resettable Subordinated Notes due 2051 incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on July 1, 2021).
4.7	Indenture dated as of January 21, 2022 among Ares Finance Co. IV LLC, Ares Holdings L.P., Ares Investments Holdings LLC, Ares Management LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC, Ares Finance Co. III LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on 8-K (File No. 001-36429) filed with the SEC on January 21, 2022).
4.8	First Supplemental Indenture dated as of January 21, 2022 among Ares Finance Co. IV LLC, Ares Holdings L.P., Ares Investments Holdings LLC, Ares Management LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC, Ares Finance Co. III LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on January 21, 2022).
4.9	Form of 3.650% Senior Note due 2052 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on January 21, 2022).

Exhibit No.	Description
4.10	Base Indenture, dated as of November 10, 2023, by and between Ares Management Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 13, 2023).
4.11	First Supplemental Indenture, dated as of November 10, 2023, by and among Ares Management Corporation, Ares Holdings L.P., Ares Management LLC, Ares Investments Holdings LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC, Ares Finance Co. III LLC and Ares Finance Co. IV LLC, as the guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 13, 2023).
4.12	Form 6.375% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 13, 2023).
4.13
Form of 6.75% Series B Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 10,
2024).

4.14	Second Supplemental Indenture, dated as of October 11, 2024, by and among Ares Management Corporation, as the issuer, Ares Holdings L.P., Ares Management LLC, Ares Investments Holdings LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC, Ares Finance Co. III LLC and Ares Finance Co. IV LLC, as the guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 11, 2024).
4.15	Form of 5.600% Senior Notes due 2054 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 11, 2024).
10.1	Fifth Amended and Restated Limited Partnership Agreement of Ares Holdings L.P., dated October 10, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 10, 2024).
10.2	Investor Rights Agreement, dated November 26, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.3#	Third Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.4	Fifth Amended and Restated Exchange Agreement, dated April 1, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.5	Fourth Amended and Restated Tax Receivable Agreement, dated May 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on May 8, 2023).
10.6	Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-194919) filed with the SEC on April 28, 2014).
10.7	Amendment No. 1, dated as of July 15, 2014, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001-36429) filed with the SEC on November 12, 2014).
10.8	Amendment No. 2, dated as of September 24, 2014, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001-36429) filed with the SEC on November 12, 2014).
10.9	Amendment No. 3, dated as of July 23, 2015, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on July 28, 2015).

Exhibit No.	Description
10.10	Amendment No. 4, dated as of August 5, 2015, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on August 7, 2015).
10.11	Amendment No. 5, dated as of December 16, 2015, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on December 21, 2015).
10.12	Amendment No. 6, dated as of May 23, 2016, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on May 26, 2016).
10.13	Amendment No. 7, dated as of February 24, 2017, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36429), filed with the SEC on February 27, 2017).
10.14	Amendment No. 8, dated as of March 21, 2019, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on March 26, 2019).
10.15	Amendment No. 9, dated as of March 30, 2020, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 1, 2020).
10.16	Amendment No. 10, dated as of March 31, 2021, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 2, 2021).
10.17	Second Amended and Restated Investment Advisory and Management Agreement, dated June 6, 2019, between Ares Capital Corporation and Ares Capital Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on November 6, 2019).
10.18#	Form of Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018).
10.19#	Form of Option Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.20	Form of ARCC Incentive Fee Award (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S‑1/A (File No. 333-194919) filed with the SEC on April 11, 2014).
10.21	Form of Amended and Restated Limited Partnership Agreement of Carry Vehicles (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36429), filed with the SEC on February 29, 2016).
10.22	Form of Supplemental Agreement for Carried Interest (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36429), filed with the SEC on February 29, 2016).
10.23	Form of Annual Incentive Fee Award Letter (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36429), filed with the SEC on February 27, 2017).
10.24#	Form of Annual Incentive Fee Award Letter (incorporated by reference to Exhibit 10.26 to the Registrant’s
Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36429) filed with the
SEC on February 27, 2024).

Exhibit No.	Description
10.25#	Form of Deferred Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018).
10.26	Investor Rights Agreement, dated March 31, 2020, by and between Sumitomo Mitsui Banking Corporation and Ares Management Corporation (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.27#	Form of Executive Officer Time-Based Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36429) filed with the SEC on February 25, 2021).
10.28#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.29
Nomination Agreement, dated February 23, 2022, by and between Ares Management Corporation and Ares Partners Holdco LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).

10.30	Amendment No. 11, dated as of March 31, 2022, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 6, 2022).
10.31#	Form of Restricted Unit Agreement under the Third Amended & Restated 2014 Equity Incentive Plan.
10.32#	Form of Deferred Restricted Unit Agreement under the Third Amended & Restated 2014 Equity Incentive Plan.
10.33#	Ares Management Corporation 2023 Equity Incentive Plan (incorporated herein by reference to Annex B to the Registrant’s Definitive Proxy Statement (File No. 001-36429) filed with the Commission on April
28, 2023).
10.34#	Form of Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.35#	Form of Deferred Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.36#	Form of Director Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.37#	Form of Executive Officer Time-Based Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.38#	Form of Executive Officer Performance-Based Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.39#	Form of Annual Incentive Fee Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36429) filed with the SEC on February 27, 2024).
10.40	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.48 to the Registrant’s
Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36429) filed with the
SEC on February 27, 2024).
10.41	Amendment No. 12, dated as of March 28, 2024, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 3, 2024).
19*	Insider Trading Policy.
21.1*	Subsidiaries of Ares Management Corporation.
23.1*	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit No.	Description
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97	Policy Relating to Recovery of Erroneously Awarded Compensation (Clawback Policy).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: February 27, 2025	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Antony P. Ressler
	Name:	Antony P. Ressler	Dated: February 27, 2025
	Title:	Executive Chairman & Co-Founder

By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti	Dated: February 27, 2025
	Title:	Director, Co-Founder & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips	Dated: February 27, 2025
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)

By:	/s/ R. Kipp deVeer
	Name:	R. Kipp deVeer	Dated: February 27, 2025
	Title:	Director & Co-President

By:	/s/ David B. Kaplan
	Name:	David B. Kaplan	Dated: February 27, 2025
	Title:	Director & Co-Founder

By:	/s/ Bennett Rosenthal
	Name:	Bennett Rosenthal	Dated: February 27, 2025
	Title:	Director, Co-Founder & Chairman of Private Equity Group

By:	/s/ Ashish Bhutani
	Name:	Ashish Bhutani	Dated: February 27, 2025
	Title:	Director

By:	/s/ Antoinette Bush
	Name:	Antoinette Bush	Dated: February 27, 2025
	Title:	Director

By:	/s/ Paul G. Joubert
	Name:	Paul G. Joubert	Dated: February 27, 2025
	Title:	Director

By:	/s/ Michael Lynton
	Name:	Michael Lynton	Dated: February 27, 2025
	Title:	Director

By:	/s/ Eileen Naughton
	Name:	Eileen Naughton	Dated: February 27, 2025
	Title:	Director

By:	/s/ Judy D. Olian
	Name:	Dr. Judy D. Olian	Dated: February 27, 2025
	Title:	Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Management Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Ares Management Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Valuation of underlying investments of equity method investments

Description of the Matter
At December 31, 2024, the carrying value of the Company’s investments totaled $4,644.8 million, primarily consisting of equity method private investment partnership interests - principal of $536.9 million and equity method - carried interest of $3,495.1 million. Management applies valuation techniques using significant unobservable inputs to arrive at the fair value of the underlying investments held by the equity method private investment partnership (“underlying investments”). The fair value of the underlying investments, as estimated by management, impacts the Company’s equity method private investment partnership interests and equity method - carried interest. The valuation techniques applied and the significant unobservable inputs are discussed in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements.

Auditing the fair value of the underlying investments that are valued using significant unobservable inputs is complex and involves a high degree of auditor subjectivity to address the higher estimation uncertainty.

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

For example, for a sample of underlying investments that were valued using the market approach, we performed procedures to evaluate the appropriateness of significant unobservable inputs such as the selected earnings before interest, taxes, depreciation and amortization multiples or revenue multiples that were derived from comparable companies. These procedures included assessing the appropriateness of management’s determination of the comparable companies, and, where applicable, comparing the selected multiples to market observed transactions of such companies. For a sample of underlying investments that were valued using the discounted cash flow valuation technique, we performed procedures to evaluate the appropriateness of significant unobservable inputs such as the selected discount rates and projections of future cash flows. These procedures included comparing the selected discount rates to market data and/or recalculating these discount rates, such as the underlying investment’s weighted average cost of capital. In addition, these procedures included comparing future projections to the current performance and the historical growth rates of the investees as well as to the growth rates of publicly traded comparable companies.

In some instances, with the involvement of our valuation specialists, we independently developed fair value estimates using market information and compared our estimates to the fair value of the underlying investments. We searched for and evaluated information that corroborated or contradicted the significant unobservable inputs. We also evaluated subsequent events and transactions and considered whether they corroborated or contradicted the year-end valuations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Los Angeles, California
February 27, 2025

Ares Management Corporation
Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of December 31,
	2024	2023
Assets
Cash and cash equivalents	$1,507,976	$348,274
Investments (includes accrued carried interest of $3,495,115 and $3,413,007 as of December 31, 2024 and 2023, respectively)	4,644,775	4,624,932
Due from affiliates	1,056,608	896,746
Other assets	774,654	429,979
Right-of-use operating lease assets	511,319	249,326
Intangible assets, net	975,828	1,058,495
Goodwill	1,162,636	1,123,976
Assets of Consolidated Funds:
Cash and cash equivalents	1,227,489	1,149,511
Investments held in trust account	550,800	523,038
Investments, at fair value	12,187,044	14,078,549
Receivable for securities sold	202,782	146,851
Other assets	82,397	100,823
Total assets	$24,884,308	$24,730,500
Liabilities
Accounts payable, accrued expenses and other liabilities	$363,872	$233,884
Accrued compensation	280,894	287,259
Due to affiliates	500,480	240,254
Performance related compensation payable	2,537,203	2,514,610
Debt obligations	2,558,914	2,965,480
Operating lease liabilities	641,864	319,572
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	323,100	189,523
Due to affiliates	—	3,554
Payable for securities purchased	332,406	484,117
CLO loan obligations, at fair value	9,672,189	12,345,657
Fund borrowings	275,000	125,241
Total liabilities	17,485,922	19,709,151
Commitments and contingencies (Note 8)
Redeemable interest in Consolidated Funds	550,700	522,938
Redeemable interest in Ares Operating Group entities	23,496	24,098
Non-controlling interests in Consolidated Funds	2,025,666	1,258,445
Non-controlling interests in Ares Operating Group entities	1,254,878	1,322,469
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding as of December 31, 2024)	1,458,771	—
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (199,872,571 shares and 187,069,907 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	1,999	1,871
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding as of December 31, 2024 and 2023)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding as of December 31, 2024 and 2023)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (109,806,689 shares and 117,024,758 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	1,098	1,170
Additional paid-in-capital	2,936,794	2,391,036
Accumulated deficit	(837,294)	(495,083)
Accumulated other comprehensive loss, net of tax	(17,757)	(5,630)
Total stockholders’ equity	3,543,646	1,893,399
Total equity	6,824,190	4,474,313
Total liabilities, redeemable interest, non-controlling interests and equity	$24,884,308	$24,730,500
See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)

	Year ended December 31,
	2024	2023	2022
Revenues
Management fees	$2,942,126	$2,551,150	$2,136,433
Carried interest allocation	390,180	618,579	458,012
Incentive fees	344,157	276,627	301,187
Principal investment income	45,424	36,516	12,279
Administrative, transaction and other fees	162,894	149,012	147,532
Total revenues	3,884,781	3,631,884	3,055,443
Expenses
Compensation and benefits	1,731,747	1,486,698	1,498,590
Performance related compensation	449,564	607,522	518,829
General, administrative and other expenses	736,501	660,146	695,256
Expenses of Consolidated Funds	20,879	43,492	36,410
Total expenses	2,938,691	2,797,858	2,749,085
Other income (expense)
Net realized and unrealized gains on investments	16,570	77,573	4,732
Interest and dividend income	43,054	19,276	9,399
Interest expense	(142,966)	(106,276)	(71,356)
Other income, net	627	4,819	13,119
Net realized and unrealized gains on investments of Consolidated Funds	313,963	262,700	73,386
Interest and other income of Consolidated Funds	933,349	995,545	586,529
Interest expense of Consolidated Funds	(835,335)	(754,600)	(411,361)
Total other income, net	329,262	499,037	204,448
Income before taxes	1,275,352	1,333,063	510,806
Income tax expense	164,617	172,971	71,891
Net income	1,110,735	1,160,092	438,915
Less: Net income attributable to non-controlling interests in Consolidated Funds	295,772	274,296	119,333
Net income attributable to Ares Operating Group entities	814,963	885,796	319,582
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	103	226	(851)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	351,118	411,244	152,892
Net income attributable to Ares Management Corporation	463,742	474,326	167,541
Less: Series B mandatory convertible preferred stock dividends declared	22,781	—	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$440,961	$474,326	$167,541
Net income per share of Class A and non-voting common stock:
Basic	$2.04	$2.44	$0.87
Diluted	$2.04	$2.42	$0.87
Weighted-average shares of Class A and non-voting common stock:
Basic	198,054,451	184,523,524	175,510,798
Diluted	198,054,451	195,773,426	175,510,798

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)

	Year ended December 31,
	2024	2023	2022
Net income	$1,110,735	$1,160,092	$438,915
Foreign currency translation adjustments, net of tax	(32,221)	19,855	(33,911)
Total comprehensive income	1,078,514	1,179,947	405,004
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	283,042	278,813	107,793
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	(300)	185	(1,277)
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	344,157	417,267	144,078
Comprehensive income attributable to Ares Management Corporation	$451,615	$483,682	$154,410

See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Changes in Equity
(Amounts in Thousands)

	Series B Mandatory Convertible Preferred Stock	Class A Common Stock	Non- voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance as of December 31, 2021	$—	$1,684	$35	$1,186	$1,913,559	$(89,382)	$(1,855)	$1,397,747	$591,452	$3,814,426
Changes in ownership interests and related tax benefits	—	43	—	(14)	(96,413)	—	—	(105,680)	4,006	(198,058)
Issuances of common stock	—	1	—	—	12,834	—	—	—	—	12,835
Capital contributions	—	—	—	—	—	—	—	5,195	549,396	554,591
Dividends/distributions	—	—	—	—	—	(447,634)	—	(386,843)	(178,291)	(1,012,768)
Net income	—	—	—	—	—	167,541	—	152,892	119,333	439,766
Currency translation adjustment, net of tax	—	—	—	—	—	—	(13,131)	(8,814)	(11,540)	(33,485)
Equity compensation	—	—	—	—	119,580	—	—	80,526	—	200,106
Stock option exercises	—	11	—	—	21,194	—	—	—	—	21,205
Balance as of December 31, 2022	—	1,739	35	1,172	1,970,754	(369,475)	(14,986)	1,135,023	1,074,356	3,798,618
Changes in ownership interests and related tax benefits	—	59	—	(2)	(60,755)	—	—	93,956	(313,781)	(280,523)
Issuances of common stock	—	26	—	—	239,519	—	—	—	—	239,545
Capital contributions	—	—	—	—	—	—	—	3,887	320,185	324,072
Dividends/distributions	—	—	—	—	—	(599,934)	—	(427,849)	(101,128)	(1,128,911)
Net income	—	—	—	—	—	474,326	—	411,244	274,296	1,159,866
Currency translation adjustment, net of tax	—	—	—	—	—	—	9,356	6,023	4,517	19,896
Equity compensation	—	—	—	—	155,606	—	—	100,185	—	255,791
Stock option exercises	—	47	—	—	85,912	—	—	—	—	85,959
Balance as of December 31, 2023	—	1,871	35	1,170	2,391,036	(495,083)	(5,630)	1,322,469	1,258,445	4,474,313
Changes in ownership interests and related tax benefits	—	96	—	(73)	(87,278)	—	—	(23,841)	(30,954)	(142,050)
Issuance of Series B mandatory convertible preferred stock	1,458,771	—	—	—	—	—	—	—	—	1,458,771
Issuances of common stock	—	31	—	1	407,093	—	—	7,724	—	414,849
Capital contributions	—	—	—	—	—	—	—	3,373	639,154	642,527
Dividends/distributions	(22,781)	—	—	—	—	(783,172)	—	(527,422)	(124,021)	(1,457,396)
Net income	22,781	—	—	—	—	440,961	—	351,118	295,772	1,110,632
Currency translation adjustment, net of tax	—	—	—	—	—	—	(12,127)	(6,961)	(12,730)	(31,818)
Equity compensation	—	—	—	—	224,433	—	—	128,418	—	352,851
Stock option exercises	—	1	—	—	1,510	—	—	—	—	1,511
Balance as of December 31, 2024	$1,458,771	$1,999	$35	$1,098	$2,936,794	$(837,294)	$(17,757)	$1,254,878	$2,025,666	$6,824,190

See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$1,110,735	$1,160,092	$438,915
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity compensation expense	352,851	255,965	200,391
Depreciation and amortization	158,578	231,712	341,341
Net realized and unrealized (gains) losses on investments	(21,463)	(90,737)	10,929
Other non-cash amounts	11,755	74	—
Investments purchased	(580,744)	(507,932)	(371,124)
Proceeds from sale of investments	683,638	206,163	182,493
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains on investments	(313,963)	(262,700)	(73,386)
Other non-cash amounts	(48,963)	(101,465)	(33,822)
Investments purchased	(5,927,444)	(8,847,856)	(9,434,029)
Proceeds from sale of investments	7,569,165	8,149,617	8,198,812
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(188,174)	(48,858)	(20,612)
Due to/from affiliates	223,498	(220,421)	39,073
Other assets	(252,644)	21,532	(105,205)
Accrued compensation and benefits	(7,096)	20,383	200,769
Accounts payable, accrued expenses and other liabilities	148,384	27,864	(51,685)
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	(77,978)	(424,870)	324,550
Net cash relinquished with deconsolidation of Consolidated Funds	(46,205)	(623)	—
Change in other assets and receivables held at Consolidated Funds	(49,774)	(20,247)	151,895
Change in other liabilities and payables held at Consolidated Funds	46,998	219,046	(733,417)
Net cash provided by (used in) operating activities	2,791,154	(233,261)	(734,112)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(91,509)	(67,183)	(35,796)
Acquisitions, net of cash acquired	(67,895)	(43,896)	(301,583)
Net cash used in investing activities	(159,404)	(111,079)	(337,379)
Cash flows from financing activities:
Net proceeds from issuance of Series B mandatory convertible preferred stock	1,458,771	—	—
Net proceeds from issuance of Class A common stock	407,124	—	—
Proceeds from Credit Facility	1,210,000	1,410,000	1,380,000
Proceeds from issuance of senior notes	736,010	499,010	488,915
Repayments of Credit Facility	(2,105,000)	(1,215,000)	(1,095,000)
Repayment of senior notes	(250,000)	—	—
Dividends and distributions	(1,310,896)	(1,030,666)	(836,364)
Stock option exercises	1,511	85,959	21,205
Taxes paid related to net share settlement of equity awards	(227,532)	(157,007)	(201,311)
Other financing activities	2,285	2,943	4,055
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	639,154	855,456	549,396
Distributions to non-controlling interests in Consolidated Funds	(124,021)	(101,128)	(178,291)
Redemptions of redeemable interests in Consolidated Funds	—	(1,045,874)	—
Borrowings under loan obligations by Consolidated Funds	359,351	1,387,297	1,140,680
Repayments under loan obligations by Consolidated Funds	(2,228,351)	(398,864)	(145,222)
Net cash provided by (used in) financing activities	(1,431,594)	292,126	1,128,063
Effect of exchange rate changes	(40,454)	10,501	(10,240)
Net change in cash and cash equivalents	1,159,702	(41,713)	46,332
Cash and cash equivalents, beginning of period	348,274	389,987	343,655
Cash and cash equivalents, end of period	$1,507,976	$348,274	$389,987
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$21,002	$239,545	$12,835
Equity issued in connection with settlement of management incentive program	$—	$245,647	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$866,760	$722,643	$320,329
Cash paid during the period for income taxes	$107,570	$62,007	$104,864

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

Consolidated CLOs

As of December 31, 2024 and 2023, the Company consolidated 27 and 28 CLOs (“Consolidated CLOs”), respectively.

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

As of December 31, 2024 and 2023, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.

Investments held in trust account

Investments held in trust account represents funds raised through the initial public offerings of the Company’s sponsored SPACs that are presented within Consolidated Funds. The funds raised are held in a trust account that is restricted for

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement. The portfolio of investments for the SPACs is comprised of United States (“U.S.”) government securities or money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The U.S. Treasury securities typically have original maturities of six months or less when purchased and are recorded at fair value. Interest income received on such investments is separately presented from the overall change in fair value and is recognized within interest and other income of Consolidated Funds within the Consolidated Statements of Operations. Any remaining change in fair value of such investments, that is not recognized as interest income, is recognized within net realized and unrealized gains on investments of Consolidated Funds within the Consolidated Statements of Operations. As of December 31, 2024 and 2023, the SPACs are invested in U.S Treasury securities.

Investments
The investments of the Company are reflected within the Consolidated Statements of Financial Condition at fair value, with unrealized appreciation (depreciation) resulting from changes in fair value reflected as a component of net realized and unrealized gains on investments within the Consolidated Statements of Operations. Certain investments are denominated in foreign currency and are translated into U.S. dollars at each reporting date.

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

Derivative Instruments

In the normal course of business, the Company and the Consolidated Funds are exposed to certain risks relating to their ongoing operations and use various types of derivative instruments primarily to mitigate against interest rate and foreign exchange risk. The derivative instruments are not designated as hedging instruments under the accounting standards for derivatives and hedging. The Company uses various derivative instruments from time to time depending on the risks being managed and generally include foreign currency forward contracts, interest rate swaps, asset swaps and warrants.
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

Goodwill and Intangible Assets
Intangible Assets
The Company’s finite-lived intangible assets consists primarily of contractual rights to earn future management fees from the acquired management contracts. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from approximately 1.0 to 13.5 years. The purchase price of an acquired management contract is treated as an intangible asset and is amortized over the life of the contract. Amortization is included as part of general, administrative and other expenses within the Consolidated Statements of Operations.
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
The Company also tests indefinite-lived intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable or if these assets are subsequently determined to have a finite useful life. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s strategic plans with regard to the indefinite-lived intangible assets.
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
Fixed assets are depreciated or amortized on a straight-line basis over an asset’s estimated useful life, with the corresponding depreciation and amortization expense presented within general, administrative and other expenses within the Company’s Consolidated Statements of Operations. The estimated useful life for leasehold improvements is the lesser of the lease term or the life of the asset, with a maximum of ten years, while other fixed assets and internal-use software are generally depreciated between three and seven years. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
Redeemable Interest

Redeemable interest in AOG entities was established in connection with the SSG Acquisition as described in “Note 13. Equity and Redeemable Interest.” Redeemable interest in AOG entities was initially recorded at fair value on the date of acquisition within mezzanine equity within the Consolidated Statements of Financial Condition. Income (loss) is allocated based on the ownership percentage attributable to the redeemable interest. The Company determined that the redemption of the

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
redeemable interest is probable as of the date of acquisition. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount, to the extent that the redemption amount exceeds the initial measurement on the date of acquisition. The Company recognizes changes in the redemption amount with corresponding adjustments against retained earnings, or additional paid-in-capital in the absence of retained earnings, within stockholders’ equity within the Consolidated Statements of Financial Condition.
Redeemable interest in Consolidated Funds represent the Class A ordinary shares issued by each of the Company’s sponsored SPACs, as applicable. The Class A ordinary shares issued by the SPACs (the “Class A ordinary shares”) are redeemable for cash by the public shareholders in the event that they do not complete a business combination or tender offer associated with shareholder approval provisions. The Class A ordinary shareholders have redemption rights that are considered to be outside of the SPAC’s control.
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
Management fees also include a quarterly fee on the net investment income (“Part I Fees”) of the following publicly-traded and perpetual wealth vehicles:

Vehicle	Annual Fee Rate	Strategy	Fee Base

Credit Group
ARCC Part I Fees	20.00%	U.S. Direct Lending
Net investment income (before ARCC Part I Fees and ARCC Part II Fees), subject to a fixed hurdle rate of 1.75% per quarter, or 7.00% per annum. No fees are recognized until net investment income exceeds a 1.75% hurdle rate, with a catch-up provision to ensure that the Company receives 20.00% of the net investment income from the first dollar earned

ASIF Part I Fees	12.50%	U.S. Direct Lending
Net investment income (before ASIF Part I Fees and ASIF Part II Fees), subject to a fixed hurdle rate of 1.25% per quarter, or 5.00% per annum. No fees are recognized until net investment income exceeds a 1.25% hurdle rate, with a catch-up provision to ensure that the Company receives 12.50% of the net investment income from the first dollar earned

CADC Part I Fees	15.00%	U.S. Direct Lending
Net investment income (before CADC Part I Fees), subject to a fixed hurdle rate of 1.50% per quarter, or 6.00% per annum. No fees are recognized until net investment income exceeds the hurdle rate, with a catch-up provision to ensure that the Company receives 15.00% of the net investment income from the first dollar earned

Open-ended European Direct Lending Fund Part I Fees	12.50%	European Direct Lending
Net investment income (before open-ended European direct lending fund Part I Fees and open-ended European direct lending fund Part II Fees), subject to a fixed hurdle rate of 1.25% per quarter, or 5.00% per annum. No fees are recognized until net investment income exceeds a 1.25% hurdle rate, with a catch-up provision to ensure that the Company receives 12.50% of the net investment income from the first dollar earned

Real Assets Group
Infrastructure Private BDC Part I Fees	12.50%	Infrastructure Opportunities
Net investment income (before infrastructure private BDC Part I Fees and infrastructure private BDC Part II Fees), subject to a fixed hurdle rate of 1.25% per quarter, or 5.00% per annum. No fees are recognized until net investment income exceeds a 1.25% hurdle rate, with a catch-up provision to ensure that the Company receives 12.50% of the net investment income from the first dollar earned

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Carried Interest Allocation
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
The Company accounts for carried interest, which represents a performance-based capital allocation from an investment fund to the Company, as earnings from financial assets within the scope of ASC 323, Investments—Equity Method and Joint Ventures. The Company recognizes carried interest allocation as a separate revenue line item in the Consolidated Statements of Operations with accrued carried interest as of the reporting date reported within investments within the Consolidated Statements of Financial Condition. Carried interest allocation is earned from affiliated funds of the Company.

Incentive Fees
Incentive fees earned on the performance of certain fund structures, typically in credit funds and certain real estate and secondaries funds, are recognized based on the fund’s performance during the period, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement. Incentive fees are realized at the end of a measurement period, typically annually. Once realized, such fees are no longer subject to reversal.

Principal Investment Income

Principal investment income consists of interest and dividend income and net realized and unrealized gain (loss) from the equity method investments that the Company manages.

Administrative, Transaction and Other Fees

The Company earns other sources of revenue that are classified as administrative, transaction or other fees. These fees are recognized as revenue in the period in which the related services are rendered. Administrative fees represent fees that the Company earns for providing administrative services to certain funds. These fees may either reflect expense reimbursements for costs incurred by certain professionals in performing services for a fund or may be based on fixed percentage of a fund’s invested capital. Transaction fees are typically earned from the arrangement and origination of loans and are generated primarily from funds within the direct lending and infrastructure debt strategies. Other fees includes sales-based and asset-based fees from the Company’s perpetual wealth vehicles and 1031 exchange programs. Other fees may also include: (i) various property-related fees earned from certain real estate funds, such as acquisition, development and property management; and (ii) capital markets transaction fees earned for participating as an underwriter and/or acting as an advisor on capital markets transactions.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Equity-Based Compensation

The Company recognizes expense related to equity-based compensation for which it receives employee services in exchange for equity instruments of the Company. Equity-based compensation expense represents expenses associated with restricted units and restricted stock (collectively, “unvested awards”) granted under the 2023 Equity Incentive Plan (the “Equity Incentive Plan”).

Equity-based compensation expense for unvested awards is determined based on the fair value of the respective equity award on the grant date and is recognized on a straight-line basis over the requisite service period with a corresponding increase in additional paid-in-capital. The grant date fair value of these equity awards is determined by the most recent closing price of shares of the Company’s Class A common stock.
The Company recognizes share-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period.
The holders of restricted units, other than awards that have not yet been issued as described in Note 12. Equity Compensation, generally have the right to receive as current compensation an amount in cash equal to: (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). When units are forfeited, the cumulative amount of Dividend Equivalents previously paid is reclassified to compensation and benefits expense within the Consolidated Statements of Operations.
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
Performance Related Compensation
The Company has agreed to pay to certain professionals a portion of the carried interest and incentive fees earned from certain funds, including income from Consolidated Funds that is eliminated in consolidation. Depending on the nature of each fund, carried interest and incentive fees may be structured as a fixed percentage subject to vesting based on continued employment or service (a period not to exceed six years) or as an annual award that is payable for the particular performance year if the recipient remains employed through the payment date. Other limitations may apply to carried interest and incentive fees as set forth in the applicable governing documents of the fund or award documentation. Performance related compensation is recognized in the same period that the related carried interest and incentive fees are recognized. Performance related compensation can be reversed during periods when there is a reversal of carried interest that was previously recognized.
Performance related compensation payable represents the amounts payable to professionals who are entitled to a proportionate share of carried interest in one or more funds and include the associated payroll-related taxes. The liability is calculated based upon the changes to realized and unrealized carried interest. Performance related compensation payable may include any unpaid allocations to charitable organizations as part of the Company’s philanthropic initiatives.
Net Realized and Unrealized Gains/(Losses) on Investments
Realized gains (losses) may occur when the Company redeems all or a portion of its investment, when the Company receives dividends or distributions, or at the end of an investment’s life. Unrealized appreciation (depreciation) results from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as net realized and unrealized gains on investments within the Consolidated Statements of Operations. Also, the Company’s share of the investee’s income and expenses for the Company’s equity method investments that it does not manage is presented within net realized and unrealized gains on investments.

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
Foreign Currency
The U.S. dollar is the Company’s functional currency; however, certain transactions of the Company may not be denominated in U.S. dollars. Income and expense and gain and loss transactions denominated in foreign currencies are generally translated into U.S. dollars monthly using the average exchange rates during the respective transaction period. Foreign exchange revaluation arising from these transactions is recognized within other income, net within the Consolidated Statements of Operations. For the year ended December 31, 2024, the Company recognized $0.6 million in transaction gains related to foreign currencies revaluation. For the years ended December 31, 2023 and 2022, the Company recognized $9.1 million and $13.5 million, respectively, in transaction losses related to foreign currencies revaluation.
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

Earnings Per Share
Basic earnings per share of Class A and non-voting common stock is computed by dividing income available to Class A and non-voting common stockholders by the weighted-average number shares of Class A and non-voting common stock outstanding during the period. Income available to Ares Management Corporation represents net income attributable to Class A

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
and non-voting common stockholders after giving effect to the Series B mandatory convertible preferred stock dividends declared. Basic earnings per share of Class A and non-voting common stock is computed by using the two-class method. The two-class method is an earnings allocation method under which earnings per share is calculated for shares of Class A and non-voting common stock and participating securities considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Because the holders of unvested restricted units have the right to participate in dividends when declared, the unvested restricted units are considered participating securities to the extent they are expected to vest.
Diluted earnings per share of Class A and non-voting common stock is computed by dividing income available to Class A and non-voting common stockholders by the weighted-average number of shares of Class A and non-voting common stock outstanding during the period, increased to include the number of additional shares of Class A common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options to acquire shares of Class A common stock, unvested restricted units, Series B mandatory convertible preferred stock and AOG Units exchangeable for shares of Class A common stock. The effect of potentially dilutive securities is reflected in diluted earnings per share of Class A and non-voting common stock using the more dilutive result of the treasury stock and if-converted methods or the two-class method. The treasury stock method is used to determine potentially dilutive securities resulting from options and unvested restricted units granted under the Equity Incentive Plan. The if-converted method is used to determine the potentially dilutive effect resulting from the conversion of shares of the Series B mandatory convertible preferred stock to shares of Class A common stock as of the beginning of the period.
Comprehensive Income
Comprehensive income consists of net income and foreign currency translation adjustments.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the Company’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 is effective for the Company’s fiscal year ending December 15, 2024 and for the Company’s interim periods beginning with the first quarter ended 2025. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company has concluded this guidance does not have a material impact on its consolidated financial statements. Information presented within “Note 14. Segment Reporting” reflects the impact from adoption of ASU 2023-07.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disaggregated disclosure of certain expenses in the notes to the consolidated financial statements, including purchases of inventory, employee compensation, depreciation and intangible asset amortization. The amendments in this update also require disclosure of: (i) the expense captions from the Consolidated Statements of Operations that include each of the relevant expense categories; (ii) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (iii) total selling expenses and a definition of such expenses. ASU 2024-03 is effective for the Company’s fiscal year ending December 31, 2027. Early adoption is permitted and the amendments in this update may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of this guidance.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
3. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of December 31, 2024	As of December 31,
		2024	2023
Management contracts	4.0	$590,675	$604,242
Client relationships	7.7	210,720	200,920
Other	0.0	500	500
Finite-lived intangible assets		801,895	805,662
Foreign currency translation		(789)	1,126
Total finite-lived intangible assets		801,106	806,788
Less: accumulated amortization		(393,078)	(316,093)
Finite-lived intangible assets, net		408,028	490,695
Indefinite-lived management contracts		567,800	567,800
Intangible assets, net		$975,828	$1,058,495
On December 1, 2024, a subsidiary of the Company completed the acquisition of all the equity interests in Walton Street Capital Mexico S. de R.L. de C.V. and certain of its affiliates (“WSM”) (the “WSM Acquisition”). WSM is a real estate asset management platform focused primarily on the industrial real estate sector in Mexico. The results of WSM are presented within the Real Assets Group. The Company allocated $27.0 million and $9.8 million of the purchase price to the fair value of the acquired management contracts and client relationships, respectively. The acquired management contracts and client relationships had a weighted average amortization period from the date of acquisition of 6.7 years and 10.0 years, respectively.
During the year ended December 31, 2024, the Company recorded a non-cash impairment charge of $8.9 million to the fair value of management contracts of certain funds within the Credit Group, Real Assets Group and Secondaries Group. The primary indicator of impairment was the lower than expected future fee revenue generated from these funds. During the year ended December 31, 2023, the Company recorded a non-cash impairment charge of $78.7 million primarily related to the value of client relationships from the acquisition of Landmark Partners, LLC (the “Landmark Acquisition”). The primary indicator of impairment was the lower than expected fee paying assets under management in a private equity secondaries fund from existing investors as of the date of the Landmark Acquisition. During the year ended December 31, 2022, the Company recorded non-cash impairment charges of $181.6 million related to rebranding of its secondaries group as Ares Secondaries and discontinued the ongoing use of the Landmark trade name, and fair value of management contracts in connection with lower than expected fee paying assets under management.

Amortization expense associated with intangible assets, excluding the accelerated amortization described above, was $116.3 million, $126.0 million and $133.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, and has been presented within general, administrative and other expenses within in the Consolidated Statements of Operations. During the year ended December 31, 2024, the Company removed $47.5 million of fully-amortized management contracts.

As of December 31, 2024, future annual amortization of finite-lived intangible assets for the years 2025 through 2029 and thereafter is estimated to be:

Year	Amortization
2025	$107,317
2026	81,538
2027	70,153
2028	46,236
2029	39,859
Thereafter	62,925
Total	$408,028

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total
Balance as of December 31, 2022	$32,196	$277,183	$48,070	$417,620	$224,587	$999,656
Acquisitions	—	22	124,392	—	—	124,414
Reallocation	224,587	—	—	—	(224,587)	—
Foreign currency translation	(104)	—	—	10	—	(94)
Balance as of December 31, 2023	256,679	277,205	172,462	417,630	—	1,123,976
Acquisitions	—	35,091	4,605	—	—	39,696
Reallocation	55,658	—	(55,658)	—	—	—
Foreign currency translation	(305)	(727)	(1)	(3)	—	(1,036)
Balance as of December 31, 2024	$312,032	$311,569	$121,408	$417,627	$—	$1,162,636
In connection with the WSM Acquisition, the Company allocated $28.4 million of the purchase price to goodwill.
In connection with the segment reorganization of the former special opportunities strategy as described in “Note 14. Segment Reporting,” the Company had an associated change in its reporting units and reallocated goodwill of $55.7 million from the Private Equity Group to the Credit Group using a relative fair value allocation approach in the first quarter of 2024.
In connection with the acquisition of the investment management business and related operating entities collectively doing business as Crescent Point Capital (“Crescent Point”) (the “Crescent Point Acquisition”) in the fourth quarter of 2023, the Company allocated $124.4 million of the purchase price to goodwill.

In connection with the SSG Buyout in the first quarter of 2023 as described in “Note 13. Equity and Redeemable Interest, the former Ares SSG reporting unit has been transferred in its entirety to the Credit Group and the total goodwill of $224.6 million has been reallocated accordingly.

There was no impairment of goodwill recorded during the years ended December 31, 2024 and 2023. The impact of foreign currency translation adjustments are reflected within the Consolidated Statements of Comprehensive Income.

4. INVESTMENTS

The following table summarizes the Company’s investments:

	As of		Percentage of total investments as of
	December 31,		December 31,
	2024	2023	2024	2023
Equity method investments:
Equity method - carried interest	$3,495,115	$3,413,007	75.2%	73.8%
Equity method private investment partnership interests - principal	536,912	535,292	11.6	11.6
Equity method private investment partnership interests and other (held at fair value)	411,417	418,778	8.9	9.0
Equity method private investment partnership interests and other	55,461	44,989	1.2	1.0
Total equity method investments	4,498,905	4,412,066	96.9	95.4
Collateralized loan obligations	19,040	20,799	0.4	0.4
Fixed income securities	22,793	105,495	0.5	2.3
Collateralized loan obligations and fixed income securities, at fair value	41,833	126,294	0.9	2.7
Common stock, at fair value	104,037	86,572	2.2	1.9
Total investments	$4,644,775	$4,624,932

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the years ended December 31, 2024, 2023 and 2022, no individual equity method investment held by the Company met the significance criteria.

The following tables present summarized financial information for the Company’s equity method investments, which are primarily funds managed by the Company:

	As of and for the Year Ended December 31, 2024
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total
Statement of Financial Condition
Investments	$24,635,069	$19,966,560	$5,906,807	$15,191,773	$35,804	$65,736,013
Total assets	27,987,915	21,368,342	5,897,152	15,632,653	36,519	70,922,581
Total liabilities	6,403,988	7,535,764	151,502	4,304,893	100	18,396,247
Total equity	21,583,927	13,832,578	5,745,650	11,327,760	36,419	52,526,334

Statement of Operations
Revenues	$2,357,057	$1,018,717	$196,756	$10,508	$—	$3,583,038
Expenses	(893,272)	(564,678)	(67,667)	(507,192)	(1,001)	(2,033,810)
Net realized and unrealized gains (losses) from investments	556,170	382,681	496,096	208,947	(417)	1,643,477
Income tax expense	(5,884)	(9,341)	(27,554)	—	—	(42,779)
Net income (loss)	$2,014,071	$827,379	$597,631	$(287,737)	$(1,418)	$3,149,926

	As of and for the Year Ended December 31, 2023
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total
Statement of Financial Condition
Investments	$23,032,497	$17,757,664	$5,305,566	$13,497,266	$38,212	$59,631,205
Total assets	24,694,682	18,792,446	5,431,332	13,808,556	38,284	62,765,300
Total liabilities	5,163,355	6,528,302	119,894	3,632,879	418	15,444,848
Total equity	19,531,327	12,264,144	5,311,438	10,175,677	37,866	47,320,452

Statement of Operations
Revenues	$2,584,262	$1,036,710	$133,749	$1,960	$—	$3,756,681
Expenses	(862,257)	(632,433)	(88,841)	(482,478)	(1,658)	(2,067,667)
Net realized and unrealized gains (losses) from investments	525,776	(599,200)	322,165	373,064	(7,316)	614,489
Income tax benefit (expense)	(28,334)	(10,197)	22,587	—	(19)	(15,963)
Net income (loss)	$2,219,447	$(205,120)	$389,660	$(107,454)	$(8,993)	$2,287,540

	As of and for the Year Ended December 31, 2022
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total
Statement of Operations
Revenues	$1,552,306	$618,796	$60,935	$2,874	$—	$2,234,911
Expenses	(515,535)	(357,845)	(76,527)	(289,741)	(1,500)	(1,241,148)
Net realized and unrealized gains (losses) from investments	(230,076)	304,068	(239,720)	(11,173)	1,365	(175,536)
Income tax benefit (expense)	(5,870)	(36,501)	1,238	—	(10)	(41,143)
Net income (loss)	$800,825	$528,518	$(254,074)	$(298,040)	$(145)	$777,084

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the Company’s other income, net from its equity method investments, which were included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income within the Consolidated Statements of Operations:

	Year ended December 31,
	2024	2023	2022
Total other income, net related to equity method investments	$52,350	$86,729	$21,657

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

The following table summarizes the changes in fair value of the Company’s equity method investments held at fair value, which are included within net realized and unrealized gains on investments within the Consolidated Statements of Operations:

	Year ended December 31,
	2024	2023	2022
Equity method private investment partnership interests and other (held at fair value)	$(4,762)	$50,772	$5,626

Investments of the Consolidated Funds

The following table summarizes investments held in the Consolidated Funds:

	Fair Value as of		Percentage of total investments as of
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Fixed income investments:
Loans and securitization vehicles	$7,907,449	$10,616,458	62.1%	72.7%
Money market funds and U.S. treasury securities	550,800	523,038	4.3	3.6
Bonds	418,069	578,949	3.3	4.0
Total fixed income investments	8,876,318	11,718,445	69.7	80.3
Partnership interests	2,000,380	1,642,489	15.7	11.2
Equity securities	1,861,146	1,240,653	14.6	8.5
Total investments, at fair value	$12,737,844	$14,601,587

As of December 31, 2024 and 2023, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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
Equity and equity-related securities: Securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level I. Securities that trade in markets that are not considered to be active but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs obtained by the Company from independent pricing services are classified as Level II. Securities that have market prices that are not readily available, utilize valuation models of third-party pricing service or internal models using unobservable inputs to determine the fair value are classified as Level III.
Money market funds and U.S. treasury securities: The fair value of money market funds that invest in treasury-backed securities and U.S. treasury securities is estimated using quoted market prices in active markets. These investments are classified as Level I.
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
In limited circumstances, the Company may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses. As of December 31, 2024 and 2023, NAV per share represents the fair value of the Company’s investments in partnership interests.

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2024:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Cash equivalents:
Money market funds	$1,071,071	$—	$—	$—	$1,071,071
Investments:
Common stock and other equity securities	—	104,037	411,179	—	515,216
Collateralized loan obligations and fixed income securities	—	—	41,833	—	41,833
Partnership interests	—	—	—	238	238
Total investments, at fair value	—	104,037	453,012	238	557,287
Derivatives-foreign currency forward contracts	—	3,737	—	—	3,737
Total assets, at fair value	$1,071,071	$107,774	$453,012	$238	$1,632,095
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(216)	$—	$—	$(216)
Contingent consideration	—	—	(17,550)	—	(17,550)
Total liabilities, at fair value	$—	$(216)	$(17,550)	$—	$(17,766)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$7,313,632	$593,817	$—	$7,907,449
U.S. treasury securities	550,800	—	—	—	550,800
Bonds	—	418,069	—	—	418,069
Total fixed income investments	550,800	7,731,701	593,817	—	8,876,318
Partnership interests	—	—	—	2,000,380	2,000,380
Equity securities	28,603	2,615	1,829,928	—	1,861,146
Total investments, at fair value	579,403	7,734,316	2,423,745	2,000,380	12,737,844
Derivatives-foreign currency forward contracts	—	2,995	—	—	2,995
Total assets, at fair value	$579,403	$7,737,311	$2,423,745	$2,000,380	$12,740,839
Liabilities, at fair value
Loan obligations of CLOs	$—	$(9,672,189)	$—	$—	$(9,672,189)
Derivatives:
Foreign currency forward contracts	—	(2,888)	—	—	(2,888)
Asset swaps	—	—	(1,846)	—	(1,846)
Total derivative liabilities, at fair value	—	(2,888)	(1,846)	—	(4,734)
Total liabilities, at fair value	$—	$(9,675,077)	$(1,846)	$—	$(9,676,923)

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2023:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$—	$86,572	$412,491	$—	$499,063
Collateralized loan obligations and fixed income securities	—	—	126,294	—	126,294
Partnership interests	—	—	—	6,287	6,287
Total investments, at fair value	—	86,572	538,785	6,287	631,644
Derivatives-foreign currency forward contracts	—	1,129	—	—	1,129
Total assets, at fair value	$—	$87,701	$538,785	$6,287	$632,773
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(2,645)	$—	$—	$(2,645)
Total liabilities, at fair value	$—	$(2,645)	$—	$—	$(2,645)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$9,879,915	$736,543	$—	$10,616,458
Bonds	—	575,379	3,570	—	578,949
U.S. treasury securities	523,038	—	—	—	523,038
Total fixed income investments	523,038	10,455,294	740,113	—	11,718,445
Partnership interests	—	—	—	1,642,489	1,642,489
Equity securities	47,503	2,750	1,190,400	—	1,240,653
Total investments, at fair value	570,541	10,458,044	1,930,513	1,642,489	14,601,587
Derivatives-foreign currency forward contracts	—	9,126	—	—	9,126
Total assets, at fair value	$570,541	$10,467,170	$1,930,513	$1,642,489	$14,610,713
Liabilities, at fair value
Loan obligations of CLOs	$—	$(12,345,657)	$—	$—	$(12,345,657)
Derivatives:
Foreign currency forward contracts	—	(9,491)	—	—	(9,491)
Asset swaps	—	—	(1,291)	—	(1,291)
Total derivative liabilities, at fair value	—	(9,491)	(1,291)	—	(10,782)
Total liabilities, at fair value	$—	$(12,355,148)	$(1,291)	$—	$(12,356,439)

The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of December 31, 2023	$412,491	$126,294	$—	$538,785
Established in connection with acquisition (see Note 8)	—	—	(17,550)	(17,550)
Transfer in(1)	—	39,636	—	39,636
Transfer out(1)	(872)	—	—	(872)
Purchases(2)	1,453	436,649	—	438,102
Sales/settlements(3)	(2,382)	(561,492)	—	(563,874)
Realized and unrealized appreciation, net	489	746	—	1,235
Balance as of December 31, 2024	$411,179	$41,833	$(17,550)	$435,462
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(904)	$2,172	$—	$1,268

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2023	$1,190,400	$740,113	$(1,291)	$1,929,222
Transfer in(1)	—	87,505	—	87,505
Transfer out(1)	(1,017)	(154,961)	—	(155,978)
Purchases(2)	518,369	877,311	130	1,395,810
Sales/settlements(3)	(114)	(960,839)	—	(960,953)
Realized and unrealized appreciation (depreciation), net	122,289	4,688	(685)	126,292
Balance as of December 31, 2024	$1,829,927	$593,817	$(1,846)	$2,421,898
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$123,659	$2,237	$(744)	$125,152

(1)Transfers in and out include changes in the observability of inputs used in valuations, and changes due to the consolidation and deconsolidation of funds.
(2)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(3)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance as of December 31, 2022	$121,785	$76,934	$198,719
Purchases(1)	244,335	88,480	332,815
Sales/settlements(2)	(2)	(37,332)	(37,334)
Realized and unrealized appreciation (depreciation), net	46,373	(1,788)	44,585
Balance as of December 31, 2023	$412,491	$126,294	$538,785
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$46,161	$(1,577)	$44,584

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance as of December 31, 2022	$730,880	$869,668	$368,655	$(3,556)	$1,965,647
Transfer in(3)	—	247,661	—	—	247,661
Transfer out(3)	(38,757)	(508,600)	(374,049)	—	(921,406)
Purchases(1)	347,583	813,564	49,000	—	1,210,147
Sales/settlements(2)	(2,595)	(700,944)	(48,889)	(154)	(752,582)
Realized and unrealized appreciation, net	153,289	18,764	5,283	2,419	179,755
Balance as of December 31, 2023	$1,190,400	$740,113	$—	$(1,291)	$1,929,222
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$152,336	$(15,623)	$—	$1,590	$138,303

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.
(3)Transfers in and out include changes in the observability of inputs used in valuations, and changes due to the consolidation and deconsolidation of funds.

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of December 31, 2024:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$168,387	Transaction price(1)	N/A	N/A	N/A
	100,000	Market approach	Yield	8.0%	8.0%
	57,659	Market approach	Multiple of book value	1.0x - 1.1x	1.0x
		Discounted cash flow	Discount rate	10.0% - 14.0%	12.0%
	56,918	Market approach	Multiple of book value	1.2x - 1.7x	1.4x
	19,205	Option pricing model	Volatility	35.0%	35.0%
	8,489	Market approach	Earnings multiple	15.4x	15.4x
	521	Discounted cash flow	Discount rate	18.5% - 21.5%	20.0%
Fixed income investments
	22,283	Transaction price(1)	N/A	N/A	N/A
	19,040	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	510	Other	N/A	N/A	N/A
Total assets	$453,012
Liabilities
Contingent consideration	$(17,550)	Monte Carlo simulation	Discount rate	6.6% - 6.9%	6.8%
			Volatility	11.1%	11.1%
Total liabilities	$(17,550)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$985,109	Discounted cash flow	Discount rate	10.0% - 20.0%	13.0%
	835,432	Market approach	Multiple of book value	1.0x - 1.7x	1.4x
	8,598	Market approach	EBITDA multiple(2)	5.6x - 34.6x	10.7x
	789	Other	N/A	N/A	N/A
Fixed income investments
	308,675	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	284,950	Market approach	Yield	7.4% - 28.6%	9.9%
	192	Other	N/A	N/A	N/A
Total assets	$2,423,745
Liabilities
Derivative instruments	$(1,846)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(1,846)

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of December 31, 2023:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$154,460	Discounted cash flow	Discount rate	20.0% - 30.0%	25.0%
	118,846	Market approach	Multiple of book value	1.3x - 1.6x	1.5x
	131,864	Transaction price(1)	N/A	N/A	N/A
	6,447	Market approach	Earnings multiple	15.4x	15.4x
	874	Other	N/A	N/A	N/A
Fixed income investments
	83,000	Transaction price(1)	N/A	N/A	N/A
	20,799	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	22,495	Other	N/A	N/A	N/A
Total assets	$538,785

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$648,581	Discounted cash flow	Discount rate	10.0% - 16.0%	13.0%
	537,733	Market approach	Multiple of book value	1.0x - 1.7x	1.3x
	3,909	Market approach	EBITDA multiple(2)	4.5x - 32.4x	8.9x
	177	Other	N/A	N/A	N/A
Fixed income investments
	548,264	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	188,322	Market approach	Yield	8.3% - 24.1%	12.2%
	2,974	Market approach	EBITDA multiple(2)	4.5x - 32.4x	9.0x
	104	Discounted cash flow	Discount rate	12.3%	12.3%
	449	Other	N/A	N/A	N/A
Total assets	$1,930,513
Liabilities
Derivative instruments	$(1,291)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(1,291)

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

The following table summarizes the investments held at fair value and unfunded commitments of the Consolidated Funds interests valued using NAV per share:

	As of December 31,
	2024	2023
Investments (held at fair value)	$2,000,380	$1,642,489
Unfunded commitments	932,473	738,621

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
6. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of December 31, 2024		As of December 31, 2023
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolving	3/31/2029	N/A	$—	—%	$895,000	6.37%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	N/A	N/A	249,427	4.21
2028 Senior Notes(3)	11/10/2023	11/10/2028	500,000	495,677	6.42	494,863	6.42
2030 Senior Notes(4)	6/15/2020	6/15/2030	400,000	397,501	3.28	397,050	3.28
2052 Senior Notes(5)	1/21/2022	2/1/2052	500,000	484,601	3.77	484,199	3.77
2054 Senior Notes(6)	10/11/2024	10/11/2054	750,000	736,010	5.65	N/A	N/A
2051 Subordinated Notes(7)	6/30/2021	6/30/2051	450,000	445,125	4.13	444,941	4.13
Total debt obligations				$2,558,914		$2,965,480

(1)On March 28, 2024, the Company amended the Credit Facility to, among other things, increase the revolver commitments from $1.325 billion to $1.400 billion, with an accordion feature of $600.0 million, and extend the maturity date from March 2027 to March 2029. Ares Holdings is the borrower under the Credit Facility. The Credit Facility has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) or a base rate plus an applicable margin, which is subject to adjustment based on the achievement of certain environmental, social and governance (“ESG”)-related targets, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of December 31, 2024, base rate loans bear interest calculated based on the prime rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.10% per annum. There is a base rate and SOFR floor of zero. Due to the achievement of ESG-related targets, the Company’s applicable margin and unused commitment fee have been reduced by 0.05% and 0.01%, respectively, from July 2023 through June 2025.
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
(6)The 2054 Senior Notes were issued in October 2024 by the Company, at 99.24% of the face amount with interest paid semi-annually. The Company may redeem the 2054 Senior Notes prior to maturity, subject to the terms of the indenture governing the 2054 Senior Notes.
(7)The 2051 Subordinated Notes were issued in June 2021 by Ares Finance Co. III LLC, an indirect subsidiary of the Company with interest paid semi-annually at a fixed rate of 4.125%. Beginning June 30, 2026, the interest rate will reset on every fifth year based on the five-year U.S. Treasury Rate plus 3.237%. The Company may redeem the 2051 Subordinated Notes prior to maturity or defer interest payments up to five consecutive years, subject to the terms of the indenture governing the 2051 Subordinated Notes.

As of December 31, 2024, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the various senior notes (the “Senior Notes”) and the subordinated notes (the “Subordinated Notes”) are recorded as a reduction of the corresponding debt obligation, and debt issuance costs related to the Credit Facility are included within other assets within the Consolidated Statements of Financial Condition. All debt issuance costs are amortized over the remaining term of the related obligation into interest expense within the Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2022	$5,510	$8,393	$5,243
Debt issuance costs incurred	—	4,315	—
Amortization of debt issuance costs	(1,297)	(924)	(184)
Unamortized debt issuance costs as of December 31, 2023	4,213	11,784	5,059
Debt issuance costs incurred	1,832	8,662	—
Amortization of debt issuance costs	(1,187)	(1,721)	(184)
Unamortized debt issuance costs as of December 31, 2024	$4,858	$18,725	$4,875
Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of December 31,
	2024			2023
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$8,937,972	6.08%	8.0	$11,606,289	6.64%	8.2
Subordinated notes(1)	734,217	N/A	5.6	739,368	N/A	6.9
Total loan obligations of Consolidated CLOs	$9,672,189			$12,345,657

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the net assets of the Consolidated Funds or the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of December 31, 2024 and 2023, the Consolidated Funds were in compliance with all covenants under such credit facilities.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The Consolidated Funds had the following revolving bank credit facilities outstanding:

				As of December 31,
				2024		2023
	Maturity Date	Total Capacity		Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
Credit Facilities:
	7/1/2024	$18,000	(2)	N/A	N/A	$15,241	6.88%
	9/25/2025	150,000		$121,000	8.00%	N/A	N/A
	9/24/2026	150,000		—	—	—	N/A
	6/26/2027	200,000		154,000	7.15	110,000	8.29
	9/12/2027	54,000		—	—	—	N/A
Total borrowings of Consolidated Funds				$275,000		$125,241

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.
(2)Represents a credit facility of a Consolidated Fund that was repaid on maturity date. The amount represents the total capacity as of December 31, 2023.

7. OTHER ASSETS

The components of other assets were as follows:

	As of December 31,
	2024	2023
Other assets of the Company:
Accounts and interest receivable	$169,007	$128,756
Fixed assets, net	177,671	122,223
Deferred tax assets, net	241,894	21,549
Other assets	186,082	157,451
Total other assets of the Company	$774,654	$429,979
Other assets of Consolidated Funds:
Dividends and interest receivable	$70,657	$88,196
Income tax and other receivables	11,740	12,627
Total other assets of Consolidated Funds	$82,397	$100,823

Fixed Assets, Net

The components of fixed assets were as follows:

	As of December 31,
	2024	2023
Office and computer equipment	$62,920	$52,681
Internal-use software	29,119	51,226
Leasehold improvements	166,250	134,272
Fixed assets, at cost	258,289	238,179
Less: accumulated depreciation	(80,618)	(115,956)
Fixed assets, net	$177,671	$122,223

For the years ended December 31, 2024, 2023 and 2022, depreciation expense was $32.2 million, $31.4 million and $26.2 million, respectively, and is included within general, administrative and other expenses within the Consolidated Statements of Operations. During the year ended December 31, 2024, the Company disposed of $71.5 million of fixed assets that were fully depreciated.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
8. COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Consolidated Statements of Financial Condition. As of December 31, 2024, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Commitments

As of December 31, 2024 and 2023, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $1,451.4 million and $1,030.6 million, respectively.

Guarantees

The guarantee agreements that the Company enters into with financial institutions are primarily to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund. As of December 31, 2024 and 2023, the Company’s maximum exposure to losses from guarantees was $1.1 million and $122.3 million, respectively.

Contingent Liabilities

WSM Earnout and WSM MIP

In connection with the WSM Acquisition during the fourth quarter of 2024, the Company established two arrangements with the seller and certain professionals, including (i) an earnout arrangement (“WSM Earnout”) based on the achievement of revenue targets from the fundraising of a real estate equity fund; and (ii) a management incentive program (the “WSM MIP”) based on the achievement of certain revenue targets associated with growing revenue sources from new business ventures. The WSM Earnout and WSM MIP represent contingent liabilities not to exceed $40.0 million and $25.0 million, respectively.

The portion of the WSM Earnout and WSM MIP attributable to the sellers is, 59.1% and 30.0%, respectively, and represents a component of purchase consideration that will be accounted for as contingent consideration. The fair value of these contingent liabilities as of the acquisition date was $17.6 million. The contingent liabilities are subject to change over the measurement periods, which will end: (i) on the final fundraising date of the real estate equity fund for the WSM Earnout; and (ii) no later than December 31, 2027 for the WSM MIP. Changes in fair value from the acquisition date will be recorded within other income (expense), net within the Consolidated Statements of Operations. Following the measurement period end dates, the contingent liabilities will be settled in cash. As of December 31, 2024, the fair value of the contingent liabilities was $17.6 million and recorded within accrued compensation within the Consolidated Statements of Financial Condition.

The portion of the WSM Earnout and WSM MIP attributable to the professionals is, 40.9% and 70.0%, respectively, and requires continued service through the measurement periods. The Company expects to settle the contingent liabilities at the Company's discretion with a component of cash and the remaining balance in equity awards as follows: (i) no less than 60.0% cash for the WSM Earnout; and (ii) no less than 50.0% cash for the WSM MIP. The WSM Earnout and WSM MIP are remeasured each period with incremental changes in fair value for the cash and equity components of these liabilities recognized within compensation and benefits expense within the Consolidated Statements of Operations. As of December 31, 2024, the fair value of the contingent liabilities were $15.6 million. Compensation expense of $0.8 million for the year ended December 31, 2024 is presented within compensation and benefits within the Consolidated Statements of Operations with an equal offset presented within accrued compensation within the Consolidated Statements of Financial Condition. Following the measurement period end dates, the cash components will be paid and the equity awards will be granted at fair value for the balance of the liability. The unpaid liabilities at the respective measurement period end dates will be reclassified from liability to additional paid-in-capital. Any compensation expense associated with the WSM Earnout and WSM MIP that was not

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
previously recorded through the final measurement period end dates will be recognized as equity-based compensation expense over the remaining service periods of four years and two years for the WSM Earnout and WSM MIP, respectively.
Crescent Point MIP

In connection with the Crescent Point Acquisition during the fourth quarter of 2023, the Company established a management incentive program (the “Crescent Point MIP”) with certain professionals. The Crescent Point MIP represents a contingent liability not to exceed $75.0 million and is based on the achievement of revenue targets from the fundraising of a future private equity fund during the measurement period, which will end on the final fundraising date for the fund.

The Company expects to settle the liability with a combination of 33.0% cash and 67.0% equity awards. Expense associated with the cash and equity components are recognized ratably over the measurement period. The Crescent Point MIP is remeasured each period with incremental changes in fair value included within compensation and benefits expense within the Consolidated Statements of Operations. Following the measurement period end date, the cash component will be paid and the equity component will be settled with shares of the Company’s Class A common stock that will be granted at fair value.

As of December 31, 2024 and 2023, the contingent liability was $75.0 million. As of December 31, 2024 and 2023, the Company has recorded $25.0 million and $5.0 million, respectively, within accrued compensation within the Consolidated Statements of Financial Condition. Compensation expense of $20.0 million and $5.0 million for the years ended December 31, 2024 and 2023, respectively, is presented within compensation and benefits within the Consolidated Statements of Operations.

Infrastructure Debt MIP

In connection with the acquisition of AMP Capital’s infrastructure debt platform (the “Infrastructure Debt Acquisition”) during the first quarter of 2022, the Company established a management incentive program (the “Infrastructure Debt MIP”) with certain professionals. The Infrastructure Debt MIP represents a contingent liability not to exceed $48.5 million and is based on the achievement of revenue targets from the fundraising of three infrastructure debt funds during the measurement periods.

The Company expects to settle each portion of the liability with a combination of 15.0% cash and 85.0% equity awards. Expense associated with the cash components are recognized ratably over the respective measurement periods, which will end on the final fundraising date for each of the infrastructure debt funds. Expense associated with the equity component is recognized ratably over the service periods, which will continue for four years beyond each of the measurement period end dates. The Infrastructure Debt MIP is remeasured each period with incremental changes in value included within compensation and benefits expense within the Consolidated Statements of Operations. Following each of the measurement period end dates, the cash component will be paid and equity awards for the portion of the Infrastructure Debt MIP award earned will be granted at fair value. The unpaid liability at the respective measurement period end dates will be reclassified from liability to additional paid-in-capital and any difference between the Infrastructure Debt MIP award achieved at the respective measurement period end date and the previously recorded compensation expense will be recognized over the remaining four year service period as equity-based compensation expense.

The revenue target was achieved for one of the infrastructure debt funds during the fourth quarter of 2022 and the associated liability for this portion of the award was settled during the first quarter of 2023. As of December 31, 2024, the maximum contingent liability associated with the Infrastructure Debt MIP for the two remaining infrastructure debt funds was $15.0 million.

During the fourth quarter of 2024, it was determined that it is not probable for one of the infrastructure debt funds to achieve its revenue target by the end of its measurement period. As a result, the Company reversed previously recorded expenses of $1.6 million associated with this fund from compensation and benefits within the Consolidated Statements of Operations.

As of December 31, 2024 and 2023, the fair value of the contingent liability associated with the remaining infrastructure debt fund was $9.0 million for both periods. As of December 31, 2024 and 2023, the Company has recorded $4.1 million and $2.8 million, respectively, within accrued compensation within the Consolidated Statements of Financial Condition. Compensation expense associated with the remaining Infrastructure Debt MIP of $1.3 million, $1.5 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, is presented within compensation and benefits within the Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Carried Interest

Carried interest is affected by changes in the fair values of the underlying investments in the funds that are advised by the Company. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, public equity market volatility, industry trading multiples and interest rates. Generally, if at the termination of a fund (and increasingly at interim points in the life of a fund), the fund has not achieved investment returns that exceed the preferred return threshold or the general partner has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company will be obligated to repay carried interest that was received by the Company in excess of the amounts to which the Company is entitled. This contingent obligation is normally reduced by income taxes paid by the Company related to its carried interest.

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

As of December 31, 2024 and 2023, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $59.6 million and $78.5 million, respectively, of which approximately $39.5 million and $54.5 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of December 31, 2024 and 2023, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Leases

The Company’s leases primarily consists of operating leases for office space and certain office equipment. The Company’s leases have remaining lease terms of one to 19 years. The tables below present certain supplemental quantitative disclosures regarding the Company’s operating leases:

Maturity of operating lease liabilities	As of December 31, 2024
2025	$56,074
2026	61,178
2027	56,546
2028	69,900
2029	64,927
Thereafter	703,955
Total future payments	1,012,580
Less: interest	370,716
Total operating lease liabilities	$641,864

	Year ended December 31,
Classification within general, administrative and other expenses	2024	2023	2022
Operating lease expense	$66,812	$49,531	$42,746

	Year ended December 31,
Supplemental information on the measurement of operating lease liabilities	2024	2023	2022
Operating cash flows for operating leases	$55,439	$45,103	$46,558
Leased assets obtained in exchange for new operating lease liabilities	308,377	168,876	43,331

	As of December 31,
Lease term and discount rate	2024	2023
Weighted-average remaining lease terms (in years)	14.1	8.4
Weighted-average discount rate	5.8%	4.3%

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of December 31,
	2024	2023
Due from affiliates:
Management fees receivable from non-consolidated funds	$636,835	$560,629
Incentive fee receivable from non-consolidated funds	172,235	159,098
Payments made on behalf of and amounts due from non-consolidated funds and employees	247,538	177,019
Due from affiliates—Company	$1,056,608	$896,746
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$5,767	$9,585
Tax receivable agreement liability	402,359	191,299
Carried interest and incentive fees payable	78,692	33,374
Payments made by non-consolidated funds on behalf of and payable by the Company	13,662	5,996
Due to affiliates—Company	$500,480	$240,254
Amounts due to portfolio companies and non-consolidated funds	$—	$3,554
Due to affiliates—Consolidated Funds	$—	$3,554

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
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2021. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.

The provision for income taxes attributable to the Company and the Consolidated Funds, consisted of the following:

	Year ended December 31,
Provision for Income Taxes	2024	2023	2022
The Company
Current:
U.S. federal income tax expense	$63,292	$34,051	$42,452
State and local income tax expense	14,326	13,316	7,614
Foreign income tax expense	24,841	24,029	14,119
	102,459	71,396	64,185
Deferred:
U.S. federal income tax expense	50,182	85,610	10,660
State and local income tax expense	7,819	15,872	2,131
Foreign income tax benefit	(2,917)	(3,730)	(5,416)
	55,084	97,752	7,375
Total:
U.S. federal income tax expense	113,474	119,661	53,112
State and local income tax expense	22,145	29,188	9,745
Foreign income tax expense	21,924	20,299	8,703
Income tax expense	157,543	169,148	71,560

Consolidated Funds
Current:
Foreign income tax expense (benefit)	(1,331)	3,823	331
	(1,331)	3,823	331
Deferred:
U.S. federal income tax expense	8,405	—	—
	8,405	—	—
Total:
U.S. federal income tax expense	8,405	—	—
Foreign income tax expense (benefit)	(1,331)	3,823	331
Income tax expense	7,074	3,823	331

Total Provision for Income Taxes
Total current income tax expense	101,128	75,219	64,516
Total deferred income tax expense	63,489	97,752	7,375
Income tax expense	$164,617	$172,971	$71,891

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
    The effective income tax rate differed from the federal statutory rate for the following reasons:

	Year ended December 31,
	2024	2023	2022
Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
Income passed through to non-controlling interests	(9.3)	(9.6)	(8.9)
State and local taxes, net of federal benefit	1.4	1.7	2.2
Foreign taxes	(0.7)	(0.7)	(1.4)
Permanent items	0.1	0.2	0.6
Disallowed executive compensation	0.3	0.2	0.1
Other, net	0.1	0.3	0.3
Valuation allowance	—	(0.1)	0.2
Total effective rate	12.9%	13.0%	14.1%

Deferred Taxes
The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of December 31, 2024 and 2023. Deferred tax assets, net are included within other assets within the Consolidated Statements of Financial Condition.

	As of December 31,
Deferred Tax Assets and Liabilities of the Company	2024	2023
Deferred tax assets
Amortizable tax basis for AOG Unit exchanges	$451,343	$205,627
Net operating losses and capital loss carryforwards	1,888	1,829
Other, net	9,793	6,511
Total gross deferred tax assets	463,024	213,967
Valuation allowance	(941)	(942)
Total net deferred tax assets	462,083	213,025
Deferred tax liabilities
Investment in partnerships	(220,189)	(191,476)
Total deferred tax liabilities	(220,189)	(191,476)
Deferred tax assets, net	$241,894	$21,549

	As of December 31,
Deferred Tax Assets and Liabilities of the Consolidated Funds	2024	2023
Deferred tax assets
Net operating losses	$7,932	$2,598
Total gross deferred tax assets	7,932	2,598
Valuation allowance	(1,229)	(2,598)
Total net deferred tax assets	6,703	—
Deferred tax liabilities
Investments in partnerships	(15,108)	—
Total deferred tax liabilities	(15,108)	—
Deferred tax assets (liabilities), net	$(8,405)	$—

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
As of December 31, 2024 and 2023, the valuation allowance for the Company’s deferred tax assets was $0.9 million. The deferred tax assets related to operating losses in foreign jurisdictions and certain capital loss carryforwards do not meet the more likely than not threshold and have a valuation allowance recorded for the net balance.
As of December 31, 2024 and 2023, the Company had $36.4 million and $10.6 million, respectively, of net operating loss (“NOL”) carryforwards and other tax attributes related to its Consolidated Funds available to reduce future income taxes for which a full valuation allowance has been provided. The NOL carryforwards generally have no expiry.

As of, and for the years ended December 31, 2024, 2023 and 2022, the Company had no significant uncertain tax positions.

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

Basic earnings per share of Class A and non-voting common stock is computed by using the two-class method. Diluted earnings per share of Class A and non-voting common stock is computed using the more dilutive method of either the two-class method or the treasury stock and if-converted methods.

For the years ended December 31, 2024 and 2022, the two-class method was the more dilutive method. For the year ended December 31, 2023, the treasury stock method was the more dilutive method.

The computation of diluted earnings per share excludes the following restricted units and AOG Units as their effect would have been anti-dilutive under the treasury stock method:

	Year ended December 31,
	2024	2023	2022
Restricted units	N/A	2,071	N/A
AOG Units	N/A	118,804,252	N/A

The following table presents the computation of basic and diluted earnings per common share:

	Year ended December 31,
	2024	2023	2022
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$440,961	$474,326	$167,541
Dividends declared and paid on Class A and non-voting common stock	(742,970)	(571,923)	(429,104)
Distributions on unvested restricted units	(30,766)	(21,303)	(14,096)
Dividends in excess of earnings available to Class A and non-voting common stockholders	$(332,775)	$(118,900)	$(275,659)
Basic weighted-average shares of Class A and non-voting common stock	198,054,451	184,523,524	175,510,798
Dividends in excess of earnings per share of Class A and non-voting common stock	$(1.68)	$(0.64)	$(1.57)
Dividend declared and paid per Class A and non-voting common stock	3.72	3.08	2.44
Basic earnings per share of Class A and non-voting common stock	$2.04	$2.44	$0.87

Diluted earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$440,961	$474,326	$167,541
Distributions on unvested restricted units	(30,766)	—	(14,096)
Net income available to Class A and non-voting common stockholders	$410,195	$474,326	$153,445
Effect of dilutive shares:
Restricted units	—	9,347,318	—
Options	—	1,902,584	—
Diluted weighted-average shares of Class A and non-voting common stock	198,054,451	195,773,426	175,510,798
Diluted earnings per share of Class A and non-voting common stock	$2.04	$2.42	$0.87

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
12. EQUITY COMPENSATION
Equity Incentive Plan
Equity-based compensation is granted under the Company’s Equity Incentive Plan. The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2024, the total number of shares available for issuance under the Equity Incentive Plan reset to 69,122,318 shares and as of December 31, 2024, 62,634,307 shares remained available for issuance.
Generally, unvested awards are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company for unvested awards is presented in the following table:

	Year ended December 31,
	2024	2023	2022
Unvested awards	$352,851	$255,965	$200,391
Unvested Awards

Each unvested award represents either a share of the Company’s Class A common stock that is subject to restriction or a restricted unit, representing an unfunded, unsecured right of the holder to receive a share of the Company’s Class A common stock on a specific date. The unvested awards generally vest and the restrictions lapse or are settled in shares of Class A common stock, as applicable, at a rate of either: (i) one-quarter per year, beginning on the second anniversary of the grant date or the holder’s employment commencement date; or (ii) one-third per year, beginning on the first anniversary of the grant date, in each case generally subject to the holder’s continued employment as of the applicable vesting date (subject to accelerated vesting upon certain qualifying terminations of employment or retirement eligibility provisions). Compensation expense associated with unvested awards is recognized on a straight-line basis over the requisite service period of the award.

Restricted units are delivered net of the holder’s payroll-related taxes upon vesting. For the year ended December 31, 2024, 4.2 million restricted units vested and 2.3 million shares of Class A common stock were delivered to the holders. For the year ended December 31, 2023, 3.8 million restricted units vested and 2.2 million shares of Class A common stock were delivered to the holders.

The following table summarizes the Company’s dividends declared and Dividend Equivalents paid during the year ended December 31, 2024:

Record Date	Dividends Per Share	Dividend Equivalents Paid
March 15, 2024	$0.93	$16,294
June 14, 2024	0.93	16,008
September 16, 2024	0.93	16,242
December 17, 2024	0.93	16,098

During the first quarter of 2024, the Company approved the future grant of restricted units to certain senior executives in each of 2025 and 2026, subject to the holder’s continued employment and acceleration in certain instances. These restricted units vest before July 1, 2029, at a rate of either: (i) one-quarter per year, beginning on the first anniversary of the grant date; or (ii) one-third per year, beginning on the first anniversary of the grant date. Given that these future restricted units have been communicated to the recipient, the Company accounts for these awards as if they have been granted and recognizes the compensation expense on a straight-line basis over the service period. The restricted units that have been approved and communicated but not yet granted are not eligible to receive a Dividend Equivalent until the grant date.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents unvested awards’ activity:

	Unvested Awards	Weighted Average Grant Date Fair Value Per Unvested Award
Balance as of December 31, 2023	17,359,829	$59.20
Granted	5,167,328	124.88
Vested	(4,151,900)	52.27
Forfeited	(406,317)	85.06
Balance as of December 31, 2024	17,968,940	$79.11

The total compensation expense expected to be recognized in all future periods associated with unvested awards is approximately $909.7 million as of December 31, 2024 and is expected to be recognized over the remaining weighted average period of 3.5 years.

Options
Upon exercise, each option entitles the holders to purchase from the Company one share of Class A common stock at the stated exercise price.
A summary of options activity during the year ended December 31, 2024 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	79,524	$19.00	0.3	$7,946
Exercised	(79,524)	19.00	—	—
Balance as of December 31, 2024	—	$—	—	$—
Net cash proceeds from exercises of options were $1.5 million for the year ended December 31, 2024. The Company realized tax benefits of approximately $1.4 million from the exercise of the remaining options during the first quarter of 2024.
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
Except as otherwise expressly provided in the Company’s Certificate of Incorporation (the “Certificate of Incorporation”), the Company’s common stockholders are entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote under the Delaware General Corporation Law (the “DGCL”), including the election of the Company’s board of directors. Holders of shares of the Company’s Class A common stock are entitled to one vote per share of the Company’s Class A common stock. On any date on which the Ares Ownership Condition (as defined in the Certificate of Incorporation) is satisfied, holders of shares of the Company’s Class B common stock are, in the aggregate, entitled to a number of votes equal to (x) four times the aggregate number of votes attributable to the Company’s Class A common stock minus (y) the aggregate number of votes attributable to the Company’s Class C common stock. On any date on which the Ares Ownership Condition is not satisfied, holders of shares of the Company’s Class B common stock are not entitled to vote on any matter submitted to a vote of the Company’s stockholders. The holder of shares of the Company’s Class C common stock is generally entitled to a number of votes equal to the number of AOG Units (as defined in the Certificate of Incorporation) held of record by each Ares Operating Group Limited Partner (as defined in the Certificate of Incorporation) other than the Company and its

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
subsidiaries. Issuances of Class C common stock correspond with increases in Ares Owners Holdings L.P.’s ownership interest in the AOG entities.
The Company has a stock repurchase program that allows for the repurchase of up to $150.0 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The renewal of the program is subject to authorization by the Company’s board of directors on an annual basis. As of December 31, 2024, the program was scheduled to expire in March 2025. In February 2025, the renewal of the program was authorized by the Company’s board of directors and will expire in March 2026, with an increase in size up to $750.0 million. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the years ended December 31, 2024, 2023 and 2022, the Company did not repurchase any shares as part of the stock repurchase program.

The Company issued and sold 3,047,500 shares of Class A common stock during the year ended December 31, 2024 (the “Offering”). The Offering resulted in net proceeds of approximately $407.2 million (after deducting underwriting discounts and offering expenses).

The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance as of December 31, 2023	187,069,907	3,489,911	1,000	117,024,758	307,585,576
Issuance of common stock	3,122,628	—	—	63,179	3,185,807
Exchanges of AOG Units	7,281,248	—	—	(7,281,248)	—
Stock option exercises, net of shares withheld for tax	79,524	—	—	—	79,524
Vesting of restricted unit awards, net of shares withheld for tax	2,319,264	—	—	—	2,319,264
Balance as of December 31, 2024	199,872,571	3,489,911	1,000	109,806,689	313,170,171

The following table presents each partner’s AOG Units and corresponding ownership interest in each of the AOG entities, as well as its daily average ownership of AOG Units in each of the AOG entities:

					Daily Average Ownership
	As of December 31, 2024		As of December 31, 2023		Year ended December 31,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2024	2023	2022
Ares Management Corporation	203,362,482	64.94%	190,559,818	61.95%	63.61%	60.83%	59.76%
Ares Owners Holdings, L.P.	109,806,689	35.06	117,024,758	38.05	36.39	39.17	40.24
Total	313,169,171	100.00%	307,584,576	100.00%

The Company’s ownership percentage of the AOG Units will continue to change upon: (i) the vesting of restricted units that were granted under the Equity Incentive Plan; (ii) the exchange of AOG Units for shares of Class A common stock; (iii) the cancellation of AOG Units in connection with certain individuals’ forfeiture of AOG Units upon termination of employment; and (iv) the issuance of new AOG Units, including in connection with acquisitions, among other strategic reasons. Holders of the AOG Units, subject to any applicable transfer restrictions, may up to four times each year (subject to the terms of the exchange agreement) exchange their AOG Units for shares of Class A common stock on a one-for-one basis. Equity is reallocated among partners upon a change in ownership to ensure each partners’ capital account properly reflects their respective claim on the residual value of the Company. This change is reflected as either a reallocation of interest or as dilution within the Consolidated Statements of Changes in Equity.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Preferred Stock

In October 2024, the Company issued 30,000,000 shares of its Series B mandatory convertible preferred stock for total proceeds of $1,462.5 million (after deducting underwriting discounts but before offering expenses).
As of December 31, 2024, the Company had 30,000,000 shares of Series B mandatory convertible preferred stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series B mandatory convertible preferred stock are payable quarterly at a rate per annum equal to 6.75% on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2025 and concluding on October 1, 2027. Declared dividends on the Series B mandatory convertible preferred stock will be payable, at the Company’s election, in cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock. Dividends on Series B mandatory convertible preferred stock are cumulative and the Series B mandatory convertible preferred stock, unless previously converted or redeemed, will automatically convert into the Company’s Class A common stock on October 1, 2027.
Redeemable Interest

On July 1, 2020, the Company completed its acquisition of a majority interest in SSG Capital Holdings Limited and its operating subsidiaries (“SSG” and subsequently rebranded as “Ares SSG”) (the “SSG Acquisition”). In connection with the SSG Acquisition, the former owners of SSG retained a 20% ownership interest in the operations acquired by the Company. During the year ended December 31, 2023, the Company purchased a portion of the redeemable interest in AOG entities (the “SSG Buyout”), and the Company now owns 100% of Ares SSG’s fee-generating business. The remaining redeemable interest in AOG entities represents ownership in certain investments that were not included in the 20% ownership interest buyout arrangement, and continues to be presented at the redemption amount within mezzanine equity within the Consolidated Statements of Financial Condition.

During the year ended December 31, 2023, Ares Acquisition Corporation II (NYSE: AACT) (“AAC II”), the Company’s second sponsored SPAC, consummated its initial public offering and generated gross proceeds of $500.0 million. As of December 31, 2024, the 50,000,000 AAC II Class A ordinary shares are presented at the redemption amount within mezzanine equity within the Consolidated Statements of Financial Condition.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table summarizes the activities associated with the redeemable interest in AOG entities:

Total
Balance as of December 31, 2021	$96,008
Distributions	(1,887)
Net loss	(851)
Currency translation adjustment, net of tax	(426)
Equity compensation	285
Balance as of December 31, 2022	93,129
Changes in ownership interests and related tax benefits	(66,507)
Distributions	(2,883)
Net income	226
Currency translation adjustment, net of tax	(41)
Equity compensation	174
Balance as of December 31, 2023	24,098
Distributions	(302)
Net income	103
Currency translation adjustment, net of tax	(403)
Balance as of December 31, 2024	$23,496

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance as of December 31, 2022	$1,013,282
Gross proceeds from the initial public offering of AAC II	500,000
Change in redemption value	55,530
Redemptions from Class A ordinary shares of Ares Acquisition Corporation (formerly NYSE: AAC)	(1,045,874)
Balance as of December 31, 2023	522,938
Change in redemption value	27,762
Balance as of December 31, 2024	$550,700

14. SEGMENT REPORTING

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

Other: Other represents a compilation of operating segments and strategic investments that seek to expand the Company’s reach and its scale in new and existing global markets but individually do not meet reporting thresholds. These results include activities from: (i) Ares Insurance Solutions (“AIS”), the Company’s insurance platform that provides solutions to insurance clients including asset management, capital solutions and corporate development; (ii) the SPACs sponsored by the Company; and (iii) a venture capital business with fund strategies that are focused on applied artificial intelligence, among others.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Operations Management Group (the “OMG”) consists of shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy, relationship management, and distribution, including Ares Wealth Management Solutions, LLC (“AWMS”). AWMS facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of the Company’s managed funds and vehicles, which may reimburse the OMG for expenses either equal to the costs of services provided or as a percentage of invested capital. The OMG’s revenues and expenses are not allocated to the Company’s operating segments but the Company does consider the financial results of the OMG when evaluating its financial performance.

Segment Profit Measure: Realized income (“RI”), which includes fee related earnings (“FRE”) as a component, supplements and should be considered in addition to, and not in lieu of, the Consolidated Statements of Operations prepared in accordance with GAAP.

RI, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding: (i) operating results of the Consolidated Funds; (ii) depreciation and amortization expense; (iii) the effects of changes arising from corporate actions; (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance; and adjusts for certain other items that the Company believes are not indicative of operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. Placement fee adjustment represents the net portion of either expense deferral or amortization of upfront fees to placement agents that is presented to match the timing of expense recognition with the period over which management fees are expected to be earned from the associated fund for segment purposes but have been expensed in advance in accordance with GAAP. For periods in which the amortization of upfront fees for segment purposes is higher than the GAAP expense, the placement fee adjustment is presented as a reduction to RI. Management believes RI is a more appropriate metric to evaluate the Company’s current business operations.

FRE, a non-GAAP measure that is a component of RI, is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees and fee related performance revenues, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it excludes net performance income, investment income from Ares Funds and adjusts for certain other items that the Company believes are not indicative of its core operating performance. Fee related performance revenues, together with fee related performance compensation, is presented within FRE because it represents incentive fees from perpetual capital vehicles that is measured and eligible to be received on a recurring basis and not dependent on realization events from the underlying investments.

The Company’s CODM is its Chief Executive Officer. The CODM makes operating decisions and assesses the performance of each of the Company’s business segments based on financial and operating metrics and other data that is presented before giving effect to the consolidation of any of the Consolidated Funds. Consequently, all segment data excludes the assets, liabilities and operating results related to the Consolidated Funds and non-consolidated funds. Total assets by segments is not disclosed because such information is not used by the Company’s CODM in evaluating the segments.

Many of the Ares Funds managed by the Company have mandates that allow for investing across different geographic regions, including North America, Europe, APAC and the Middle East. The primary geographic region in which the Company invests in is North America and the majority of its revenues are generated in North America.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Year ended December 31, 2024
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$2,177,816	$401,968	$137,130	$197,287	$43,229	$2,957,430	$—	$2,957,430
Fee related performance revenues	202,703	—	—	28,834	—	231,537	—	231,537
Other fees	41,819	27,263	1,695	222	523	71,522	20,357	91,879
Compensation and benefits	(692,309)	(160,357)	(56,830)	(66,290)	(21,482)	(997,268)	(421,268)	(1,418,536)
General, administrative and other expenses	(161,872)	(56,768)	(21,449)	(33,881)	(6,584)	(280,554)	(220,019)	(500,573)
Fee related earnings	1,568,157	212,106	60,546	126,172	15,686	1,982,667	(620,930)	1,361,737
Performance income—realized	326,202	60,317	43,299	361	—	430,179	—	430,179
Performance related compensation—realized	(207,794)	(37,283)	(36,334)	110	—	(281,301)	—	(281,301)
Realized net performance income	118,408	23,034	6,965	471	—	148,878	—	148,878
Investment income (loss)—realized	21,159	5,184	1,926	2,565	9,467	40,301	(650)	39,651
Interest income	11,671	7,649	1,970	972	35,810	58,072	1,723	59,795
Interest expense	(34,578)	(24,131)	(22,632)	(10,240)	(50,659)	(142,240)	(701)	(142,941)
Realized net investment income (loss)	(1,748)	(11,298)	(18,736)	(6,703)	(5,382)	(43,867)	372	(43,495)
Realized income	$1,684,817	$223,842	$48,775	$119,940	$10,304	$2,087,678	$(620,558)	$1,467,120

	Year ended December 31, 2023
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$1,853,326	$389,437	$126,721	$174,942	$27,087	$2,571,513	$—	$2,571,513
Fee related performance revenues	167,333	334	—	12,782	—	180,449	—	180,449
Other fees	36,640	29,695	1,693	22	374	68,424	23,685	92,109
Compensation and benefits	(624,741)	(153,870)	(58,408)	(62,160)	(15,812)	(914,991)	(361,124)	(1,276,115)
General, administrative and other expenses	(115,546)	(46,789)	(16,949)	(21,199)	(3,119)	(203,602)	(200,613)	(404,215)
Fee related earnings	1,317,012	218,807	53,057	104,387	8,530	1,701,793	(538,052)	1,163,741
Performance income—realized	323,733	20,990	65,716	5,460	—	415,899	—	415,899
Performance related compensation—realized	(211,976)	(12,768)	(52,984)	(4,678)	—	(282,406)	—	(282,406)
Realized net performance income	111,757	8,222	12,732	782	—	133,493	—	133,493
Investment income (loss)—realized	36,490	3,392	(712)	4,523	2,962	46,655	(470)	46,185
Interest income	9,788	3,165	38	344	13,831	27,166	1,218	28,384
Interest expense	(29,732)	(16,391)	(18,990)	(8,980)	(32,026)	(106,119)	(156)	(106,275)
Realized net investment income (loss)	16,546	(9,834)	(19,664)	(4,113)	(15,233)	(32,298)	592	(31,706)
Realized income	$1,445,315	$217,195	$46,125	$101,056	$(6,703)	$1,802,988	$(537,460)	$1,265,528

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2022
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$1,490,674	$347,808	$125,681	$176,694	$11,671	$2,152,528	$—	$2,152,528
Fee related performance revenues	71,497	167,693	—	235	—	239,425	—	239,425
Other fees	32,637	35,879	1,243	—	274	70,033	24,529	94,562
Compensation and benefits	(483,167)	(240,015)	(66,075)	(53,743)	(12,108)	(855,108)	(317,396)	(1,172,504)
General, administrative and other expenses	(93,715)	(39,739)	(16,416)	(12,685)	(2,089)	(164,644)	(155,017)	(319,661)
Fee related earnings	1,017,926	271,626	44,433	110,501	(2,252)	1,442,234	(447,884)	994,350
Performance income—realized	237,839	133,130	42,896	4,156	—	418,021	—	418,021
Performance related compensation—realized	(153,538)	(83,105)	(34,383)	(3,515)	—	(274,541)	—	(274,541)
Realized net performance income	84,301	50,025	8,513	641	—	143,480	—	143,480
Investment income (loss)—realized	27,831	9,898	4,001	3,640	1,850	47,220	(1,678)	45,542
Interest income	8,290	2,262	222	43	8,141	18,958	53	19,011
Interest expense	(18,401)	(11,346)	(13,484)	(5,660)	(21,781)	(70,672)	(684)	(71,356)
Realized net investment income (loss)	17,720	814	(9,261)	(1,977)	(11,790)	(4,494)	(2,309)	(6,803)
Realized income	$1,119,947	$322,465	$43,685	$109,165	$(14,042)	$1,581,220	$(450,193)	$1,131,027
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income (loss):

	Year ended December 31,
	2024	2023	2022
Segment revenues
Management fees	$2,957,430	$2,571,513	$2,152,528
Fee related performance revenues	231,537	180,449	239,425
Other fees	71,522	68,424	70,033
Performance income—realized	430,179	415,899	418,021
Total segment revenues	$3,690,668	$3,236,285	$2,880,007
Segment expenses
Compensation and benefits	$997,268	$914,991	$855,108
General, administrative and other expenses	280,554	203,602	164,644
Performance related compensation—realized	281,301	282,406	274,541
Total segment expenses	$1,559,123	$1,400,999	$1,294,293
Segment realized net investment income (loss)
Investment income—realized	$40,301	$46,655	$47,220
Interest income	58,072	27,166	18,958
Interest expense	(142,240)	(106,119)	(70,672)
Total segment realized net investment loss	$(43,867)	$(32,298)	$(4,494)

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Year ended December 31,
	2024	2023	2022
Total consolidated revenue	$3,884,781	$3,631,884	$3,055,443
Performance income—unrealized	(109,533)	(305,370)	(107,153)
Management fees of Consolidated Funds eliminated in consolidation	46,597	48,201	46,324
Performance income of Consolidated Funds eliminated in consolidation	28,135	13,672	11,529
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	525	7,166	17,013
Administrative fees(1)	(70,363)	(63,144)	(69,414)
OMG revenue	(20,357)	(23,685)	(24,354)
Principal investment income, net of eliminations	(45,424)	(36,516)	(12,278)
Net revenue of non-controlling interests in consolidated subsidiaries	(23,693)	(35,923)	(37,103)
Total consolidation adjustments and reconciling items	(194,113)	(395,599)	(175,436)
Total segment revenue	$3,690,668	$3,236,285	$2,880,007

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

The following table reconciles the Company’s consolidated expenses to segment expenses:

	Year ended December 31,
	2024	2023	2022
Total consolidated expenses	$2,938,691	$2,797,858	$2,749,085
Performance related compensation-unrealized	(36,823)	(206,923)	(88,502)
Expenses of Consolidated Funds added in consolidation	(69,320)	(93,167)	(86,988)
Expenses of Consolidated Funds eliminated in consolidation	48,441	50,108	50,833
Administrative fees(1)	(70,363)	(62,773)	(68,255)
OMG expenses	(641,287)	(561,737)	(472,413)
Acquisition and merger-related expense	(57,360)	(12,000)	(15,197)
Equity compensation expense	(352,851)	(255,790)	(200,106)
Acquisition-related compensation expense(2)	(38,150)	(7,334)	(206,252)
Placement fee adjustment	(5,715)	5,819	(2,088)
Depreciation and amortization expense	(157,341)	(233,185)	(335,083)
Expense of non-controlling interests in consolidated subsidiaries	1,201	(19,877)	(30,741)
Total consolidation adjustments and reconciling items	(1,379,568)	(1,396,859)	(1,454,792)
Total segment expenses	$1,559,123	$1,400,999	$1,294,293

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Represents bonus payments and contingent liabilities (“earnouts”) resulting from the acquisitions that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Consolidated Statements of Operations. See “Note 8. Commitments and Contingencies” for a further description of the contingent liabilities related to the various acquisitions.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated other income to segment realized net investment loss:

	Year ended December 31,
	2024	2023	2022
Total consolidated other income	$329,262	$499,037	$204,448
Investment income—unrealized	(5,613)	(178,481)	(12,834)
Other income, net from Consolidated Funds added in consolidation	(379,090)	(492,848)	(250,144)
Other expense, net from Consolidated Funds eliminated in consolidation	(12,835)	(16,485)	(16,484)
OMG other (income) expense	(4,413)	1,074	14,419
Principal investment income	38,367	155,632	48,223
Other (income) expense, net	(12,172)	976	1,873
Other (income) loss of non-controlling interests in consolidated subsidiaries	2,627	(1,203)	6,005
Total consolidation adjustments and reconciling items	(373,129)	(531,335)	(208,942)
Total segment realized net investment loss	$(43,867)	$(32,298)	$(4,494)

The following table presents the reconciliation of income before taxes as reported in the Consolidated Statements of Operations to segment results of RI and FRE:

	Year ended December 31,
	2024	2023	2022
Income before taxes	$1,275,352	$1,333,063	$510,806
Adjustments:
Depreciation and amortization expense	157,341	233,185	335,083
Equity compensation expense	352,851	255,419	198,948
Acquisition-related compensation expense(1)	38,150	7,334	206,252
Acquisition and merger-related expense	57,360	12,000	15,197
Placement fee adjustment	5,715	(5,819)	2,088
OMG expense, net	616,517	539,126	462,478
Other (income) expense, net	(12,172)	976	1,874
Income before taxes of non-controlling interests in consolidated subsidiaries	(22,267)	(17,249)	(357)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(302,846)	(278,119)	(119,664)
Total performance income—unrealized	(109,533)	(305,370)	(107,153)
Total performance related compensation—unrealized	36,823	206,923	88,502
Total net investment income—unrealized	(5,613)	(178,481)	(12,834)
Realized income	2,087,678	1,802,988	1,581,220
Total performance income—realized	(430,179)	(415,899)	(418,021)
Total performance related compensation—realized	281,301	282,406	274,541
Total net investment loss—realized	43,867	32,298	4,494
Fee related earnings	$1,982,667	$1,701,793	$1,442,234

(1)Represents bonus payments and earnouts resulting from the acquisitions that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Consolidated Statements of Operations. See “Note 8. Commitments and Contingencies” for a further description of the contingent liabilities related to the various acquisitions.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
15. CONSOLIDATION
Deconsolidation of Funds

Certain funds that have historically been consolidated in the financial statements that are no longer consolidated because, as of the reporting period: (i) such funds have been liquidated or dissolved; or (ii) the Company is no longer deemed to be the primary beneficiary of the VIE as it no longer has a significant economic interest. During the year ended December 31, 2024, the Company deconsolidated one CLO as a result of significant change in ownership. During the year ended December 31, 2023, the Company deconsolidated one SPAC as a result of liquidation and one private fund experienced a significant change in ownership that resulted in deconsolidation of the entity. During the year ended December 31, 2022, the Company did not deconsolidate any entity.

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

The Company’s interests in consolidated and non-consolidated VIEs, as presented within the Consolidated Statements of Financial Condition, its respective maximum exposure to loss relating to non-consolidated VIEs, and its net income attributable to non-controlling interests related to consolidated VIEs, as presented within the Consolidated Statements of Operations, are as follows:

	As of December 31,
	2024	2023
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs	$386,927	$503,376
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs	791,133	910,600
Assets of consolidated VIEs	13,698,611	15,484,962
Liabilities of consolidated VIEs	10,879,735	13,409,257

	Year ended December 31,
	2024	2023	2022
Net income attributable to non-controlling interests related to consolidated VIEs	$269,743	$204,571	$105,797

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of December 31, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,507,976	$—	$—	$1,507,976
Investments (includes $3,495,115 of accrued carried interest)	5,485,012	—	(840,237)	4,644,775
Due from affiliates	1,236,450	—	(179,842)	1,056,608
Other assets	774,654	—	—	774,654
Right-of-use operating lease assets	511,319	—	—	511,319
Intangible assets, net	975,828	—	—	975,828
Goodwill	1,162,636	—	—	1,162,636
Assets of Consolidated Funds
Cash and cash equivalents	—	1,227,489	—	1,227,489
Investments held in trust account	—	550,800	—	550,800
Investments, at fair value	—	12,187,044	—	12,187,044
Receivable for securities sold	—	202,782	—	202,782
Other assets	—	82,397	—	82,397
Total assets	$11,653,875	$14,250,512	$(1,020,079)	$24,884,308
Liabilities
Accounts payable, accrued expenses and other liabilities	$364,152	$—	$(280)	$363,872
Accrued compensation	280,894	—	—	280,894
Due to affiliates	500,480	—	—	500,480
Performance related compensation payable	2,537,203	—	—	2,537,203
Debt obligations	2,558,914	—	—	2,558,914
Operating lease liabilities	641,864	—	—	641,864
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	323,566	(466)	323,100
Due to affiliates	—	178,409	(178,409)	—
Payable for securities purchased	—	332,406	—	332,406
CLO loan obligations, at fair value	—	9,793,645	(121,456)	9,672,189
Fund borrowings	—	275,000	—	275,000
Total liabilities	6,883,507	10,903,026	(300,611)	17,485,922
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	550,700	—	550,700
Redeemable interest in Ares Operating Group entities	23,496	—	—	23,496
Non-controlling interest in Consolidated Funds	—	2,796,786	(771,120)	2,025,666
Non-controlling interest in Ares Operating Group entities	1,236,767	—	18,111	1,254,878
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding)	1,458,771	—	—	1,458,771
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (199,872,571 shares issued and outstanding)	1,999	—	—	1,999
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (109,806,689 shares issued and outstanding)	1,098	—	—	1,098
Additional paid-in-capital	2,903,253	—	33,541	2,936,794
Accumulated deficit	(837,294)	—	—	(837,294)
Accumulated other comprehensive loss, net of tax	(17,757)	—	—	(17,757)
Total stockholders’ equity	3,510,105	—	33,541	3,543,646
Total equity	4,746,872	2,796,786	(719,468)	6,824,190
Total liabilities, redeemable interest, non-controlling interests and equity	$11,653,875	$14,250,512	$(1,020,079)	$24,884,308

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$2,988,723	$—	$(46,597)	$2,942,126
Carried interest allocation	416,995	—	(26,815)	390,180
Incentive fees	345,477	—	(1,320)	344,157
Principal investment income	38,367	—	7,057	45,424
Administrative, transaction and other fees	163,419	—	(525)	162,894
Total revenues	3,952,981	—	(68,200)	3,884,781
Expenses
Compensation and benefits	1,731,747	—	—	1,731,747
Performance related compensation	449,564	—	—	449,564
General, administrative and other expense	736,501	—	—	736,501
Expenses of the Consolidated Funds	—	69,320	(48,441)	20,879
Total expenses	2,917,812	69,320	(48,441)	2,938,691
Other income (expense)
Net realized and unrealized gains on investments	31,214	—	(14,644)	16,570
Interest and dividend income	48,484	—	(5,430)	43,054
Interest expense	(142,966)	—	—	(142,966)
Other income, net	605	—	22	627
Net realized and unrealized gains on investments of the Consolidated Funds	—	291,534	22,429	313,963
Interest and other income of the Consolidated Funds	—	933,349	—	933,349
Interest expense of the Consolidated Funds	—	(845,793)	10,458	(835,335)
Total other income (expense), net	(62,663)	379,090	12,835	329,262
Income before taxes	972,506	309,770	(6,924)	1,275,352
Income tax expense	157,543	7,074	—	164,617
Net income	814,963	302,696	(6,924)	1,110,735
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	302,696	(6,924)	295,772
Net income attributable to Ares Operating Group entities	814,963	—	—	814,963
Less: Net income attributable to redeemable interest in Ares Operating Group entities	103	—	—	103
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	351,118	—	—	351,118
Net income attributable to Ares Management Corporation	463,742	—	—	463,742
Less: Series B mandatory convertible preferred stock dividends declared	22,781	—	—	22,781
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$440,961	$—	$—	$440,961

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$814,963	$302,696	$(6,924)	$1,110,735
Adjustments to reconcile net income to net cash provided by operating activities:
Equity compensation expense	352,851	—	—	352,851
Depreciation and amortization	158,578	—	—	158,578
Net realized and unrealized gains on investments	(3,399)	—	(18,064)	(21,463)
Other non-cash amounts	11,755	—	—	11,755
Investments purchased	(606,536)	—	25,792	(580,744)
Proceeds from sale of investments	799,221	—	(115,583)	683,638
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains on investments	—	(291,534)	(22,429)	(313,963)
Other non-cash amounts	—	(48,963)	—	(48,963)
Investments purchased	—	(5,927,444)	—	(5,927,444)
Proceeds from sale of investments	—	7,569,165	—	7,569,165
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(214,989)	—	26,815	(188,174)
Due to/from affiliates	214,999	—	8,499	223,498
Other assets	(252,644)	—	—	(252,644)
Accrued compensation and benefits	(7,096)	—	—	(7,096)
Accounts payable, accrued expenses and other liabilities	137,021	—	11,363	148,384
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	—	—	(77,978)	(77,978)
Net cash relinquished with deconsolidation of Consolidated Funds	—	(46,205)	—	(46,205)
Change in other assets and receivables held at Consolidated Funds	—	(44,647)	(5,127)	(49,774)
Change in other liabilities and payables held at Consolidated Funds	—	47,464	(466)	46,998
Net cash provided by operating activities	1,404,724	1,560,532	(174,102)	2,791,154
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(91,509)	—	—	(91,509)
Acquisitions, net of cash acquired	(67,895)	—	—	(67,895)
Net cash used in investing activities	(159,404)	—	—	(159,404)
Cash flows from financing activities:
Net proceeds from issuance of Series B mandatory convertible preferred stock	1,458,771	—	—	1,458,771
Net proceeds from issuance of Class A common stock	407,124	—	—	407,124
Proceeds from Credit Facility	1,210,000	—	—	1,210,000
Proceeds from issuance of senior notes	736,010	—	—	736,010
Repayments of Credit Facility	(2,105,000)	—	—	(2,105,000)
Repayment of senior notes	(250,000)	—	—	(250,000)
Dividends and distributions	(1,310,896)	—	—	(1,310,896)
Stock option exercises	1,511	—	—	1,511
Taxes paid related to net share settlement of equity awards	(227,532)	—	—	(227,532)
Other financing activities	2,285	—	—	2,285
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	569,479	69,675	639,154
Distributions to non-controlling interests in Consolidated Funds	—	(150,470)	26,449	(124,021)
Borrowings under loan obligations by Consolidated Funds	—	359,351	—	359,351
Repayments under loan obligations by Consolidated Funds	—	(2,228,351)	—	(2,228,351)
Net cash used in financing activities	(77,727)	(1,449,991)	96,124	(1,431,594)
Effect of exchange rate changes	(7,892)	(32,562)	—	(40,454)
Net change in cash and cash equivalents	1,159,701	77,979	(77,978)	1,159,702
Cash and cash equivalents, beginning of period	348,274	1,149,511	(1,149,511)	348,274
Cash and cash equivalents, end of period	$1,507,975	$1,227,490	$(1,227,489)	$1,507,976
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$21,002	$—	$—	$21,002
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$132,645	$734,115	$—	$866,760
Cash paid during the period for income taxes	$107,193	$377	$—	$107,570

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$885,796	$395,858	$(121,562)	$1,160,092
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity compensation expense	255,965	—	—	255,965
Depreciation and amortization	231,712	—	—	231,712
Net realized and unrealized gains on investments	(197,874)	—	107,137	(90,737)
Other non-cash amounts	74	—	—	74
Investments purchased	(726,051)	—	218,119	(507,932)
Proceeds from sale of investments	214,938	—	(8,775)	206,163
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains on investments	—	(239,802)	(22,898)	(262,700)
Other non-cash amounts	—	(101,465)	—	(101,465)
Investments purchased	—	(8,847,856)	—	(8,847,856)
Proceeds from sale of investments	—	8,149,617	—	8,149,617
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(61,429)	—	12,571	(48,858)
Due to/from affiliates	(200,704)	—	(19,717)	(220,421)
Other assets	21,532	—	—	21,532
Accrued compensation and benefits	20,383	—	—	20,383
Accounts payable, accrued expenses and other liabilities	28,765	—	(901)	27,864
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	—	—	(424,870)	(424,870)
Net cash relinquished with deconsolidation of Consolidated Funds	—	(623)	—	(623)
Change in other assets and receivables held at Consolidated Funds	—	(53,916)	33,669	(20,247)
Change in other liabilities and payables held at Consolidated Funds	—	219,046	—	219,046
Net cash provided by (used in) operating activities	473,107	(479,141)	(227,227)	(233,261)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(67,183)	—	—	(67,183)
Acquisitions, net of cash acquired	(43,896)	—	—	(43,896)
Net cash used in investing activities	(111,079)	—	—	(111,079)
Cash flows from financing activities:
Proceeds from Credit Facility	1,410,000	—	—	1,410,000
Proceeds from issuance of senior notes	499,010	—	—	499,010
Repayments of Credit Facility	(1,215,000)	—	—	(1,215,000)
Dividends and distributions	(1,030,666)	—	—	(1,030,666)
Stock option exercises	85,959	—	—	85,959
Taxes paid related to net share settlement of equity awards	(157,007)	—	—	(157,007)
Other financing activities	2,943	—	—	2,943
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	1,071,575	(216,119)	855,456
Distributions to non-controlling interests in Consolidated Funds	—	(119,604)	18,476	(101,128)
Redemptions of redeemable interests in Consolidated Funds	—	(1,045,874)	—	(1,045,874)
Borrowings under loan obligations by Consolidated Funds	—	1,387,297	—	1,387,297
Repayments under loan obligations by Consolidated Funds	—	(398,864)	—	(398,864)
Net cash provided by (used in) financing activities	(404,761)	894,530	(197,643)	292,126
Effect of exchange rate changes	1,020	9,481	—	10,501
Net change in cash and cash equivalents	(41,713)	424,870	(424,870)	(41,713)
Cash and cash equivalents, beginning of period	389,987	724,641	(724,641)	389,987
Cash and cash equivalents, end of period	$348,274	$1,149,511	$(1,149,511)	$348,274
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$239,545	$—	$—	$239,545
Equity issued in connection with settlement of management incentive program	$245,647	$—	$—	$245,647
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$98,920	$623,723	$—	$722,643
Cash paid during the period for income taxes	$61,563	$444	$—	$62,007

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$319,582	$162,825	$(43,492)	$438,915
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity compensation expense	200,391	—	—	200,391
Depreciation and amortization	341,341	—	—	341,341
Net realized and unrealized losses on investments	15,717	—	(4,788)	10,929
Investments purchased	(443,505)	—	72,381	(371,124)
Proceeds from sale of investments	303,987	—	(121,494)	182,493
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains on investments	—	(87,287)	13,901	(73,386)
Other non-cash amounts	—	(33,822)	—	(33,822)
Investments purchased	—	(9,408,078)	(25,951)	(9,434,029)
Proceeds from sale of investments	—	8,198,812	—	8,198,812
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(28,161)	—	7,549	(20,612)
Due to/from affiliates	(125,407)	—	164,480	39,073
Other assets	(101,275)	—	(3,930)	(105,205)
Accrued compensation and benefits	200,769	—	—	200,769
Accounts payable, accrued expenses and other liabilities	(50,471)	—	(1,214)	(51,685)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	—	—	324,550	324,550
Change in other assets and receivables held at Consolidated Funds	—	286,895	(135,000)	151,895
Change in other liabilities and payables held at Consolidated Funds	—	(733,417)	—	(733,417)
Net cash provided by (used in) operating activities	632,968	(1,614,072)	246,992	(734,112)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(35,796)	—	—	(35,796)
Acquisitions, net of cash acquired	(301,583)	—	—	(301,583)
Net cash used in investing activities	(337,379)	—	—	(337,379)
Cash flows from financing activities:
Proceeds from Credit Facility	1,380,000	—	—	1,380,000
Proceeds from issuance of senior notes	488,915	—	—	488,915
Repayments of Credit Facility	(1,095,000)	—	—	(1,095,000)
Dividends and distributions	(836,364)	—	—	(836,364)
Stock option exercises	21,205	—	—	21,205
Taxes paid related to net share settlement of equity awards	(201,311)	—	—	(201,311)
Other financing activities	4,055	—	—	4,055
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	596,777	(47,381)	549,396
Distributions to non-controlling interests in Consolidated Funds	—	(303,230)	124,939	(178,291)
Borrowings under loan obligations by Consolidated Funds	—	1,140,680	—	1,140,680
Repayments under loan obligations by Consolidated Funds	—	(145,222)	—	(145,222)
Net cash provided by financing activities	(238,500)	1,289,005	77,558	1,128,063
Effect of exchange rate changes	(10,757)	517	—	(10,240)
Net change in cash and cash equivalents	46,332	(324,550)	324,550	46,332
Cash and cash equivalents, beginning of period	343,655	1,049,191	(1,049,191)	343,655
Cash and cash equivalents, end of period	$389,987	$724,641	$(724,641)	$389,987
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$12,835	$—	$—	$12,835
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$59,463	$260,866	$—	$320,329
Cash paid during the period for income taxes	$104,544	$320	$—	$104,864

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after December 31, 2024 through the date the consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In February 2025, the Company’s board of directors declared a quarterly dividend of $1.12 per share of Class A and non-voting common stock payable on March 31, 2025 to common stockholders of record at the close of business on March 17, 2025.
In February 2025, the Company’s board of directors declared a quarterly dividend of $0.84375 per share of Series B mandatory convertible preferred stock payable on April 1, 2025 to preferred stockholders of record on March 15, 2025.