Form 10-Q
period 2025-03-31
Ares Management Corp
filed 2025-05-12
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 6, 2025 there were 214,973,552 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, 108,114,920 of the registrant’s Class C common stock outstanding and 30,000,000 of the registrant’s shares of Series B mandatory convertible preferred stock outstanding.

TABLE OF

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or negative versions of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024, under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

•“assets under management” or “AUM” generally refers to the assets we manage. For our funds other than those noted below, our AUM represents the sum of the net asset value (“NAV”) of such funds, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). NAV generally refers to fair value of the assets of the fund less the liabilities of the fund but may represent carrying value of assets and liabilities of funds that are not reported at fair value. For the CLOs we manage, our AUM is equal to initial principal of collateral adjusted for paydowns. For Real Assets funds that we manage where management fees are based on gross asset value, net operating income or similar metrics including their equivalents (“GAV”), our AUM represents the sum of the GAV of such funds, undrawn debt (including any amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). GAV typically refers to the fair value of a fund’s total assets. AUM also includes the proceeds raised in the initial public offerings of special purpose acquisition companies (“SPACs”) sponsored by us, less any redemptions;

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

•“fee paying AUM” or “FPAUM” refers to the AUM from which we directly earn management fees. FPAUM is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees. For our funds other than CLOs, our FPAUM represents the amount of limited partner capital commitments for certain closed-end funds within the reinvestment period, the amount of limited partner invested capital for the aforementioned closed-end funds beyond the reinvestment period and the portfolio value, GAV or NAV. For the CLOs we manage, our FPAUM is equal to the gross amount of aggregate collateral balance, at par, adjusted for defaulted or discounted collateral;

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

•“Holdco Members” refers to Michael Arougheti, David Kaplan, Antony Ressler, Bennett Rosenthal and R. Kipp deVeer;

•“incentive eligible AUM” or “IEAUM” generally refers to the AUM of our funds and other entities from which carried interest and incentive fees may be generated, regardless of whether or not they are currently generating carried interest and incentive fees. It generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees), as well as proceeds raised in the initial public offerings of SPACs sponsored by us, less any redemptions. With respect to Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”), Ares Strategic Income Fund (“ASIF”), our open-ended European direct lending fund and our open-ended infrastructure fund AUM, only Part II Fees may be generated from IEAUM;

•“incentive generating AUM” or “IGAUM” refers to the AUM of our funds and other entities that are currently generating carried interest and incentive fees on a realized or unrealized basis. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees). ARCC, ASIF, our open-ended European direct lending fund and our open-ended infrastructure fund are only included in IGAUM when Part II Fees are being generated;

•“management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of fair value of assets, total commitments, invested capital, gross asset value, net asset value, net investment income, total assets or par value of the investment portfolios managed by us. Management fees include Part I Fees, a quarterly fee based on the net investment income of certain funds;

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

•“Part I Fees” refers to a quarterly fee on the net investment income of ARCC, CION Ares Diversified Credit Fund (“CADC”), ASIF, our open-ended European direct lending fund and our open-ended infrastructure fund. Such fees are classified as management fees as they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter, unless subject to a payment deferral;

•“Part II Fees” refers to fees from ARCC, ASIF, our open-ended European direct lending fund and our open-ended infrastructure fund that are paid in arrears as of the end of each calendar year when the respective cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of respective Part II Fees paid in all prior years since inception;

•“performance income” refers to income we earn based on the performance of a fund that is generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either incentive fees earned from funds with stated investment periods or carried interest;

•“perpetual capital” refers to the AUM of: (i) our publicly-traded vehicles, including ARCC, Ares Commercial Real Estate Corporation (NYSE: ACRE) (“ACRE”), Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC) (“ARDC”) and GLP J-REIT (TSE: 3281) (“J-REIT”); (ii) our non-listed, perpetual wealth vehicles that are primarily distributed through financial intermediaries, including ASIF, CADC, our open-ended European direct lending fund, our open-ended infrastructure fund, our non-traded real estate investment trusts (“REITs”) and Ares Private Markets Fund (“APMF”); (iii) Aspida Holdings Ltd. (together with its subsidiaries, “Aspida”); and (iv) certain other commingled funds and managed accounts that have an indefinite term, are not in liquidation, and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Perpetual Capital - Managed Accounts refers to managed accounts for single investors primarily in illiquid strategies that meet the perpetual capital criteria. Perpetual Capital - Private Commingled Funds refers to commingled funds that meet the perpetual capital criteria, not including our publicly-traded or perpetual wealth vehicles. Perpetual capital may be withdrawn by investors under certain conditions, including through an election to redeem an investor’s fund investment or to terminate the investment management agreement, which in certain cases may be terminated on 30 days’ prior written notice. In addition, the investment management or advisory agreements of certain of our publicly-traded and perpetual wealth vehicles have one year terms, which are subject to annual renewal by such vehicles;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of
	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$618,536	$1,507,976
Investments (includes accrued carried interest of $3,557,277 and $3,495,115 as of March 31, 2025 and December 31, 2024, respectively)	4,892,289	4,644,775
Due from affiliates	1,122,790	1,056,608
Other assets	863,339	774,654
Right-of-use operating lease assets	546,814	511,319
Intangible assets, net	2,276,847	975,828
Goodwill	3,499,341	1,162,636
Assets of Consolidated Funds:
Cash and cash equivalents	1,184,275	1,227,489
Investments held in trust account	556,498	550,800
Investments, at fair value	11,419,808	12,187,044
Receivable for securities sold	142,902	202,782
Other assets	58,329	82,397
Total assets	$27,181,768	$24,884,308
Liabilities
Accounts payable, accrued expenses and other liabilities	$855,831	$363,872
Accrued compensation	300,756	280,894
Due to affiliates	721,848	500,480
Performance related compensation payable	2,599,227	2,537,203
Debt obligations	3,544,527	2,558,914
Operating lease liabilities	686,038	641,864
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	140,953	323,100
Payable for securities purchased	415,332	332,406
CLO loan obligations, at fair value	8,522,002	9,672,189
Fund borrowings	603,307	275,000
Total liabilities	18,389,821	17,485,922
Commitments and contingencies (Note 8)
Redeemable interest in Consolidated Funds	556,398	550,700
Redeemable interest in Ares Operating Group entities	23,710	23,496
Non-controlling interests in Consolidated Funds	2,140,044	2,025,666
Non-controlling interests in Ares Operating Group entities	1,617,688	1,254,878
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding as of March 31, 2025)	1,459,918	1,458,771
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (214,895,604 shares and 199,872,571 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	2,149	1,999
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding as of March 31, 2025 and December 31, 2024)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (108,114,920 shares and 109,806,689 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	1,081	1,098
Additional paid-in-capital	4,040,708	2,936,794
Accumulated deficit	(1,074,128)	(837,294)
Accumulated other comprehensive income (loss), net of tax	24,344	(17,757)
Total stockholders’ equity	4,454,107	3,543,646
Total equity	8,211,839	6,824,190
Total liabilities, redeemable interest, non-controlling interests and equity	$27,181,768	$24,884,308

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended March 31,
	2025	2024
Revenues
Management fees	$816,987	$687,692
Carried interest allocation	160,008	(32,478)
Incentive fees	32,048	8,667
Principal investment income	21,998	7,050
Administrative, transaction and other fees	57,764	36,432
Total revenues	1,088,805	707,363
Expenses
Compensation and benefits	657,125	412,951
Performance related compensation	122,633	(50,532)
General, administrative and other expenses	227,914	170,928
Expenses of Consolidated Funds	6,656	5,146
Total expenses	1,014,328	538,493
Other income (expense)
Net realized and unrealized gains on investments	268	10,516
Interest and dividend income	17,656	5,382
Interest expense	(36,387)	(37,824)
Other income (expense), net	(10,714)	270
Net realized and unrealized gains on investments of Consolidated Funds	88,406	34,424
Interest and other income of Consolidated Funds	160,072	257,276
Interest expense of Consolidated Funds	(152,740)	(207,866)
Total other income, net	66,561	62,178
Income before taxes	141,038	231,048
Income tax expense	17,537	27,233
Net income	123,501	203,815
Less: Net income attributable to non-controlling interests in Consolidated Funds	55,977	66,716
Net income attributable to Ares Operating Group entities	67,524	137,099
Less: Net income attributable to redeemable interest in Ares Operating Group entities	316	73
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	20,038	63,999
Net income attributable to Ares Management Corporation	47,170	73,027
Less: Series B mandatory convertible preferred stock dividends declared	25,313	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$21,857	$73,027
Net income per share of Class A and non-voting common stock:
Basic	$0.00	$0.33
Diluted	$0.00	$0.33
Weighted-average shares of Class A and non-voting common stock:
Basic	209,350,849	192,622,609
Diluted	209,350,849	192,622,609

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Net income	$123,501	$203,815
Foreign currency translation adjustments, net of tax	70,571	(11,647)
Total comprehensive income	194,072	192,168
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	62,315	63,108
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	514	(184)
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	41,972	61,067
Comprehensive income attributable to Ares Management Corporation	$89,271	$68,177

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series B Mandatory Convertible Preferred Stock	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance as of December 31, 2024	$1,458,771	$1,999	$35	$1,098	$2,936,794	$(837,294)	$(17,757)	$1,254,878	$2,025,666	$6,824,190
Changes in ownership interests and related tax benefits	—	47	—	(20)	(707,255)	—	—	354,253	(34,832)	(387,807)
Adjustment to issuance costs of Series B mandatory convertible preferred stock	1,147	—	—	—	—	—	—	—	—	1,147
Issuances of common stock	—	103	—	—	1,642,214	—	—	—	—	1,642,317
Issuances of AOG Units	—	—	—	3	—	—	—	15,561	—	15,564
Capital contributions	—	—	—	—	—	—	—	120	405,068	405,188
Dividends/distributions	(25,313)	—	—	—	—	(258,691)	—	(138,003)	(318,173)	(740,180)
Net income	25,313	—	—	—	—	21,857	—	20,038	55,977	123,185
Currency translation adjustment, net of tax	—	—	—	—	—	—	42,101	21,934	6,338	70,373
Equity compensation	—	—	—	—	168,955	—	—	88,907	—	257,862
Balance as of March 31, 2025	$1,459,918	$2,149	$35	$1,081	$4,040,708	$(1,074,128)	$24,344	$1,617,688	$2,140,044	$8,211,839

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series B Mandatory Convertible Preferred Stock	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance as of December 31, 2023	$—	$1,871	$35	$1,170	$2,391,036	$(495,083)	$(5,630)	$1,322,469	$1,258,445	$4,474,313
Changes in ownership interests and related tax benefits	—	39	—	(20)	(62,709)	—	—	(103,599)	51,984	(114,305)
Issuances of common stock	—	—	—	1	—	—	—	7,723	—	7,724
Capital contributions	—	—	—	—	—	—	—	1,034	168,673	169,707
Dividends/distributions	—	—	—	—	—	(190,504)	—	(129,240)	(26,908)	(346,652)
Net income	—	—	—	—	—	73,027	—	63,999	66,716	203,742
Currency translation adjustment, net of tax	—	—	—	—	—	—	(4,850)	(2,932)	(3,608)	(11,390)
Equity compensation	—	—	—	—	57,600	—	—	34,822	—	92,422
Stock option exercises	—	1	—	—	1,510	—	—	—	—	1,511
Balance as of March 31, 2024	—	1,911	35	1,151	2,387,437	(612,560)	(10,480)	1,194,276	1,515,302	4,477,072
Changes in ownership interests and related tax benefits	—	19	—	(18)	(75,616)	—	—	103,129	(35,192)	(7,678)
Issuances of common stock	—	27	—	—	354,368	—	—	—	—	354,395
Capital contributions	—	—	—	—	—	—	—	269	342,937	343,206
Dividends/distributions	—	—	—	—	—	(195,234)	—	(116,980)	(20,696)	(332,910)
Net income	—	—	—	—	—	94,938	—	76,211	105,489	276,638
Currency translation adjustment, net of tax	—	—	—	—	—	—	(1)	55	(1,919)	(1,865)
Equity compensation	—	—	—	—	55,791	—	—	32,441	—	88,232
Balance as of June 30, 2024	—	1,957	35	1,133	2,721,980	(712,856)	(10,481)	1,289,401	1,905,921	5,197,090
Changes in ownership interests and related tax benefits	—	23	—	(21)	27,103	—	—	(3,663)	(31,559)	(8,117)
Issuances of common stock	—	3	—	—	52,838	—	—	—	—	52,841
Capital contributions	—	—	—	—	—	—	—	269	32,684	32,953
Dividends/distributions	—	—	—	—	—	(198,002)	—	(139,098)	(28,898)	(365,998)
Net income	—	—	—	—	—	118,460	—	96,633	64,241	279,334
Currency translation adjustment, net of tax	—	—	—	—	—	—	18,931	11,065	6,557	36,553
Equity compensation	—	—	—	—	54,972	—	—	30,641	—	85,613
Balance as of September 30, 2024	—	1,983	35	1,112	2,856,893	(792,398)	8,450	1,285,248	1,948,946	5,310,269
Changes in ownership interests and related tax benefits	—	15	—	(14)	23,944	—	—	(19,708)	(16,187)	(11,950)
Issuance of Series B mandatory convertible preferred stock	1,458,771	—	—	—	—	—	—	—	—	1,458,771
Issuances of common stock	—	1	—	—	(113)	—	—	1	—	(111)
Capital contributions	—	—	—	—	—	—	—	1,801	94,860	96,661
Dividends/distributions	(22,781)	—	—	—	—	(199,432)	—	(142,104)	(47,519)	(411,836)
Net income	22,781	—	—	—	—	154,536	—	114,275	59,326	350,918
Currency translation adjustment, net of tax	—	—	—	—	—	—	(26,207)	(15,149)	(13,760)	(55,116)
Equity compensation	—	—	—	—	56,070	—	—	30,514	—	86,584
Balance as of December 31, 2024	$1,458,771	$1,999	$35	$1,098	$2,936,794	$(837,294)	$(17,757)	$1,254,878	$2,025,666	$6,824,190

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$123,501	$203,815
Adjustments to reconcile net income to net cash provided by operating activities	310,333	222,996
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	968,969	244,182
Cash flows due to changes in operating assets and liabilities	227,706	103,981
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	363,694	(64,929)
Net cash provided by operating activities	1,994,203	710,045
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(21,975)	(26,071)
Acquisitions, net of cash acquired	(1,722,715)	(8,000)
Net cash used in investing activities	(1,744,690)	(34,071)
Cash flows from financing activities:
Proceeds from Credit Facility	1,125,000	290,000
Repayments of Credit Facility	(140,000)	(210,000)
Dividends and distributions	(445,088)	(320,046)
Stock option exercises	—	1,511
Taxes paid related to net share settlement of equity awards	(396,722)	(186,731)
Other financing activities	457	1,034
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	89,080	168,673
Distributions to non-controlling interests in Consolidated Funds	(318,174)	(26,908)
Borrowings under loan obligations by Consolidated Funds	172,606	36,947
Repayments under loan obligations by Consolidated Funds	(1,264,886)	(421,112)
Net cash used in financing activities	(1,177,727)	(666,632)
Effect of exchange rate changes	38,774	(11,285)
Net change in cash and cash equivalents	(889,440)	(1,943)
Cash and cash equivalents, beginning of period	1,507,976	348,274
Cash and cash equivalents, end of period	$618,536	$346,331
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$1,657,881	$7,724

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“U.S.”) (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments so that the unaudited condensed consolidated financial statements are presented fairly and that estimates made in preparing its unaudited condensed consolidated financial statements are reasonable and prudent, and that all such adjustments are of a normal recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”).

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disaggregated disclosure of certain expenses in the notes to the consolidated financial statements, including purchases of inventory, employee compensation, depreciation and intangible asset amortization. The amendments in this update also require disclosure of: (i) the expense captions from the Condensed Consolidated Statements of Operations that include each of the relevant expense categories; (ii) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (iii) total selling expenses and a definition of such expenses. ASU 2024-03 is effective for the Company’s fiscal year ending December 31, 2027. Early adoption is permitted and the amendments in this update may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of this guidance.

3. BUSINESS COMBINATIONS
Acquisition of GCP International
On March 1, 2025, the Company completed the acquisition of the international business of GLP Capital Partners Limited and certain of its affiliates, excluding its operations in Greater China (“GCP International”), and existing capital commitments to certain managed funds (such acquisition of GCP International and the capital commitments, the “GCP Acquisition”). The GCP Acquisition adds complementary real estate and digital infrastructure investment capabilities and expands the Company’s geographic presence. The activities of GCP International are included within the Real Assets Group segment.

The acquisition date fair value of the consideration transferred totaled $3.9 billion, which consisted of the following:

Cash	$1,794,641
Equity(1)	1,657,881
Contingent consideration(2)	465,080
Total	$3,917,602

(1)9.5 million shares of Class A common stock, excluding 0.1 million shares held in escrow for future issuance, and 0.1 million Ares Operating Group Units (“AOG Units”) were issued in connection with the GCP Acquisition purchase consideration.
(2)See “Note 8. Commitments and Contingencies” for a further description of the contingent consideration from the GCP Acquisition.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following is a summary of the fair values of assets acquired and liabilities assumed for the GCP Acquisition as of March 1, 2025, based upon third party valuations of certain intangible assets. The fair value of assets acquired and liabilities assumed are estimated to be:

Cash	$66,682
Other tangible assets	456,224
Intangible assets:
Management contracts	473,300
Client relationships	107,200
Finite-lived intangible assets	580,500
Indefinite-lived management contracts	749,600
Total intangible assets	1,330,100
Total identifiable assets acquired	1,853,006
Accounts payable, accrued expenses and other liabilities	233,015
Net identifiable assets acquired	1,619,991
Goodwill	2,297,611
Net assets acquired	$3,917,602

Certain management contracts were determined to have indefinite useful lives at the time of the GCP Acquisition and are not subject to amortization. As of March 1, 2025, the remaining management contracts and client relationships had a weighted average amortization period of 5.8 years and 7.6 years, respectively.
As of March 1, 2025, the carrying value of goodwill associated with GCP Acquisition was $2.3 billion, of which $1.1 billion is deductible for tax purposes. The goodwill is entirely allocated to the Real Assets Group segment and is attributable primarily to expected synergies and the assembled workforce of GCP International.
In connection with the GCP Acquisition, various components of the agreed upon purchase price are required to be accounted for as compensation because the payments were made to certain individuals that became employees of the Company following the GCP Acquisition. Because they are required to be accounted for as compensation, these amounts have been excluded from purchase consideration. During the three months ended March 31, 2025, $8.8 million of acquisition related compensation costs were expensed and recorded within compensation and benefits within the Condensed Consolidated Statements of Operations. Because the purchase price included components of cash and equity, the individuals that became employees of the Company also received a portion of their sales proceeds in the form of equity, which was recorded as equity compensation expense. During the three months ended March 31, 2025, $108.8 million of equity compensation expense was recognized from the immediate vesting of 0.6 million restricted units, of which 0.2 million shares were withheld for taxes. As of March 1, 2025, there were 2.3 million unvested equity awards and 0.2 million unvested AOG Unit awards related to these arrangements (collectively, the “Unvested GCP Equity Purchase Price”). During the three months ended March 31, 2025, $10.3 million of equity compensation expense was recognized in connection with the Unvested GCP Equity Purchase Price. The total compensation expense expected to be recognized in all future periods associated with the Unvested GCP Equity Purchase Price is approximately $411.5 million as of March 31, 2025 and is expected to be recognized over the remaining weighted average period of 3.6 years.
The Company has incurred $69.2 million of acquisition related costs, of which $33.7 million was incurred during the three months ended March 31, 2025. These acquisition related costs were expensed and reported within general, administrative and other expenses.
GCP International’s revenues and net income of $38.8 million and $7.6 million, respectively, are included in the Condensed Consolidated Statements of Operations before giving effect to corporate level taxes for the period from March 1, 2025 through March 31, 2025. The Company did not acquire all of the assets or assume all of the liabilities of the legacy business. GCP International represents an aggregation of various businesses and components of other businesses that operate in different jurisdictions, each that historically used a different basis of accounting. There are no historical financial statements that apply consistent management assumptions and use a consistent basis of accounting. Therefore, it is impracticable to provide pro forma information on revenues and earnings for the GCP Acquisition.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
4. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of March 31, 2025	As of March 31,	As of December 31,
		2025	2024
Management contracts	5.2	$1,034,593	$590,675
Client relationships	7.5	317,920	210,720
Other	0.0	—	500
Finite-lived intangible assets		1,352,513	801,895
Foreign currency translation		7,737	(789)
Total finite-lived intangible assets		1,360,250	801,106
Less: accumulated amortization		(400,803)	(393,078)
Finite-lived intangible assets, net		959,447	408,028
Indefinite-lived management contracts		1,317,400	567,800
Intangible assets, net		$2,276,847	$975,828
Amortization expense associated with intangible assets was $37.3 million, and $29.2 million for the three months ended March 31, 2025 and 2024, respectively, and has been presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025, the Company removed $29.9 million of fully-amortized management contracts.
Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Total
Balance as of December 31, 2024	$312,032	$311,569	$121,408	$417,627	$1,162,636
Acquisitions	—	2,297,710	—	—	2,297,710
Reallocation	—	—	—	—	—
Foreign currency translation	194	38,796	—	5	38,995
Balance as of March 31, 2025	$312,226	$2,648,075	$121,408	$417,632	$3,499,341

There was no impairment of goodwill recorded during the three months ended March 31, 2025 and 2024. The impact of foreign currency translation adjustments is reflected within the Condensed Consolidated Statements of Comprehensive Income.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
5. INVESTMENTS

The following table summarizes the Company’s investments:

	As of		Percentage of total investments as of
	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024
Equity method investments:
Equity method - carried interest	$3,557,277	$3,495,115	72.7%	75.2%
Equity method private investment partnership interests - principal	604,691	536,912	12.4	11.6
Equity method private investment partnership interests and other (held at fair value)	426,613	411,417	8.7	8.9
Equity method private investment partnership interests and other	66,896	55,461	1.4	1.2
Total equity method investments	4,655,477	4,498,905	95.2	96.9
Collateralized loan obligations	18,492	19,040	0.4	0.4
Fixed income securities	170	22,793	—	0.5
Collateralized loan obligations and fixed income securities, at fair value	18,662	41,833	0.4	0.9
Common stock, at fair value	218,150	104,037	4.5	2.2
Total investments	$4,892,289	$4,644,775

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three months ended March 31, 2025 and 2024, no individual equity method investment held by the Company met the significance criteria.

The following table presents the Company’s share of other income, net from its equity method investments, which were included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2025	2024
Total other income, net related to equity method investments	$30,964	$10,127

With respect to the Company’s equity method investments, the material assets are expected to generate either long term capital appreciation and/or interest income, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.

Equity Method Investments Held at Fair Value

The following table summarizes the changes in fair value of the Company’s equity method investments held at fair value, which are included within net realized and unrealized gains on investments within the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2025	2024
Equity method private investment partnership interests and other (held at fair value)	$4,281	$2,479

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Investments of the Consolidated Funds

The following table summarizes investments held in the Consolidated Funds:

	Fair Value as of		Percentage of total investments as of
	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024
Fixed income investments:
Loans and securitization vehicles	$6,880,718	$7,907,449	57.4%	62.1%
Money market funds and U.S. treasury securities	556,498	550,800	4.6	4.3
Bonds	344,140	418,069	2.9	3.3
Total fixed income investments	7,781,356	8,876,318	64.9	69.7
Partnership interests	2,318,557	2,000,380	19.4	15.7
Equity securities	1,876,393	1,861,146	15.7	14.6
Total investments, at fair value	$11,976,306	$12,737,844

As of March 31, 2025 and December 31, 2024, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
6. FAIR VALUE
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of March 31, 2025:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$77,066	$141,084	$426,377	$—	$644,527
Collateralized loan obligations and fixed income securities	—	—	18,662	—	18,662
Partnership interests	—	—	—	238	238
Total investments, at fair value	77,066	141,084	445,039	238	663,427
Derivatives-foreign currency forward contracts	—	1,496	—	—	1,496
Total assets, at fair value	$77,066	$142,580	$445,039	$238	$664,923
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(902)	$—	$—	$(902)
Contingent consideration	—	—	(484,954)	—	(484,954)
Total liabilities, at fair value	$—	$(902)	$(484,954)	$—	$(485,856)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$6,302,334	$578,384	$—	$6,880,718
Money market funds	556,498	—	—	—	556,498
Bonds	—	341,532	2,608	—	344,140
Total fixed income investments	556,498	6,643,866	580,992	—	7,781,356
Partnership interests	—	—	—	2,318,557	2,318,557
Equity securities	29,484	2,002	1,844,907	—	1,876,393
Total investments, at fair value	585,982	6,645,868	2,425,899	2,318,557	11,976,306
Derivatives-foreign currency forward contracts	—	9,668	—	—	9,668
Total assets, at fair value	$585,982	$6,655,536	$2,425,899	$2,318,557	$11,985,974
Liabilities, at fair value
Loan obligations of CLOs	$—	$(8,522,002)	$—	$—	$(8,522,002)
Derivatives:
Foreign currency forward contracts	—	(9,890)	—	—	(9,890)
Asset swaps	—	—	(749)	—	(749)
Total derivative liabilities, at fair value	—	(9,890)	(749)	—	(10,639)
Total liabilities, at fair value	$—	$(8,531,892)	$(749)	$—	$(8,532,641)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of December 31, 2024	$411,179	$41,833	$(17,550)	$435,462
Established in connection with acquisition (see Note 8)	—	—	(465,080)	(465,080)
Purchases(1)	10,546	1,530	—	12,076
Sales/settlements(2)	—	(23,657)	—	(23,657)
Change in fair value	—	—	(2,324)	(2,324)
Realized and unrealized appreciation (depreciation), net	4,652	(1,044)	—	3,608
Balance as of March 31, 2025	$426,377	$18,662	$(484,954)	$(39,915)
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$4,652	$(372)	$(2,324)	$1,956

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2024	$1,829,927	$593,817	$(1,846)	$2,421,898
Transfer in(3)	1	82,478	—	82,479
Transfer out(3)	—	(72,264)	—	(72,264)
Purchases(1)	285	247,859	124	248,268
Sales/settlements(2)	(88)	(267,745)	—	(267,833)
Realized and unrealized appreciation (depreciation), net	14,782	(3,153)	973	12,602
Balance as of March 31, 2025	$1,844,907	$580,992	$(749)	$2,425,150
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$15,102	$(2,824)	$851	$13,129

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.
(3)Transfers in and out include changes in the observability of inputs used in valuations and changes due to the consolidation and deconsolidation of funds.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance as of December 31, 2023	$412,491	$126,294	$538,785
Purchases(1)	30	2,266	2,296
Sales/settlements(2)	(782)	(108,360)	(109,142)
Realized and unrealized appreciation, net	5,135	1,388	6,523
Balance as of March 31, 2024	$416,874	$21,588	$438,462
Change in net unrealized appreciation included in earnings related to financial assets still held at the reporting date	$5,135	$1,388	$6,523

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2023	$1,190,400	$740,113	$(1,291)	$1,929,222
Transfer in(3)	—	91,729	—	91,729
Transfer out(3)	—	(172,358)	—	(172,358)
Purchases(1)	154,475	263,706	46	418,227
Sales/settlements(2)	—	(285,911)	—	(285,911)
Realized and unrealized appreciation (depreciation), net	21,589	2,039	(329)	23,299
Balance as of March 31, 2024	$1,366,464	$639,318	$(1,574)	$2,004,208
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$22,225	$1,420	$(380)	$23,265

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.
(3)Transfers in and out include changes in the observability of inputs used in valuations and changes due to the consolidation and deconsolidation of funds.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of March 31, 2025:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$180,220	Transaction price(1)	N/A	N/A	N/A
	100,000	Market yield analysis	Market interest rate	8.0%	8.0%
	60,856	Market approach	Multiple of book value	1.3x - 1.5x	1.4x
	56,273	Market approach	Multiple of book value	0.7x - 0.9x	0.8x
		Discounted cash flow	Discount rate	11.0% - 15.0%	13.0%
	19,344	Option pricing model	Volatility	35.0%	35.0%
	9,684	Market approach	Earnings multiple	15.4x	15.4x
Fixed income investments
	18,492	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	170	Other	N/A	N/A	N/A
Total assets	$445,039
Liabilities
Contingent consideration	$(484,954)	Monte Carlo simulation	Discount rate	6.6% - 7.0%	7.0%
			Volatility	11.1% - 15.1%	14.9%
Total liabilities	$(484,954)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$968,124	Discounted cash flow	Discount rate	10.0% - 20.0%	12.0%
	869,412	Market approach	Multiple of book value	1.0x - 1.7x	1.3x
	6,584	Market approach	EBITDA multiple(2)	5.3x - 35.0x	9.2x
	787	Market approach	Yield	6.4% - 23.7%	9.8%
Fixed income investments
	291,675	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	287,874	Market approach	Yield	6.4% - 23.7%	9.9%
	1,443	Discounted cash flow	Discount rate	14.5% - 20.0%	12.8%
Total assets	$2,425,899
Liabilities
Derivative instruments	$(749)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(749)

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

The following table summarizes the investments held at fair value and unfunded commitments of the Consolidated Funds interests valued using NAV per share:

	As of March 31, 2025	As of December 31, 2024
Investments (held at fair value)	$2,318,557	$2,000,380
Unfunded commitments	1,088,937	932,473

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of March 31, 2025		As of December 31, 2024
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolving	3/31/2029	N/A	$985,000	5.37%	$—	—%
2028 Senior Notes(2)	11/10/2023	11/10/2028	500,000	495,952	6.42	495,677	6.42
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	397,614	3.28	397,501	3.28
2052 Senior Notes(4)	1/21/2022	2/1/2052	500,000	484,702	3.77	484,601	3.77
2054 Senior Notes(5)	10/11/2024	10/11/2054	750,000	736,087	5.65	736,010	5.65
2051 Subordinated Notes(6)	6/30/2021	6/30/2051	450,000	445,172	4.13	445,125	4.13
Total debt obligations				$3,544,527		$2,558,914

(1)As of March 31, 2025, the revolver commitments were $1.400 billion, with an accordion feature of $600.0 million. The Credit Facility has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) or a base rate plus an applicable margin, which is subject to adjustment based on the achievement of certain targets, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of March 31, 2025, base rate loans bear interest calculated based on the prime rate and the SOFR loans bear interest calculated based on SOFR plus 1.10%. The unused commitment fee is 0.10% per annum. There is a base rate and SOFR floor of zero. Due to the achievement of the certain targets, the Company’s applicable margin and unused commitment fee have been reduced by 0.05% and 0.01%, respectively, from July 2023 through April 2025. In April 2025, the Company amended its Credit Facility to, among other things: (i) extend the maturity to April 22, 2030; (ii) increase commitments to $1.840 billion, with an accordion feature of $660.0 million; and (iii) provide a sub-limit for the issuance of swingline loans up to an aggregate amount of $75.0 million (with the amount available for borrowing under the Credit Facility amendment being reduced by any swingline loans issued). As of May 12, 2025, base rate loans bear interest calculated based on the prime rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.09% per annum.
(2)The 2028 Senior Notes were issued in November 2023 by the Company at 99.80% of the face amount with interest paid semi-annually. The Company may redeem the 2028 Senior Notes prior to maturity, subject to the terms of the indenture governing the 2028 Senior Notes.
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
(5)The 2054 Senior Notes were issued in October 2024 by the Company at 99.24% of the face amount with interest paid semi-annually. The Company may redeem the 2054 Senior Notes prior to maturity, subject to the terms of the indenture governing the 2054 Senior Notes.
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

As of March 31, 2025, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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

The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2024	$4,858	$18,725	$4,875
Debt issuance costs incurred	—	11	—
Amortization of debt issuance costs	(286)	(436)	(46)
Unamortized debt issuance costs as of March 31, 2025	$4,572	$18,300	$4,829

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

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of March 31, 2025			As of December 31, 2024
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$7,806,027	5.77%	8.0	$8,937,972	6.08%	8.0
Subordinated notes(1)	715,975	N/A	5.2	734,217	N/A	5.6
Total loan obligations of Consolidated CLOs	$8,522,002			$9,672,189

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the net assets of the Consolidated Funds or the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of March 31, 2025 and December 31, 2024, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities outstanding:

			As of March 31, 2025		As of December 31, 2024
	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
Credit Facilities:
	9/25/2025	$150,000	$121,000	8.00%	$121,000	8.00%
	1/28/2026	100,000	81,300	6.51	N/A	N/A
	9/24/2026	150,000	—	N/A	—	N/A
	6/26/2027	200,000	200,000	7.15	154,000	7.15
	9/12/2027	54,000	—	N/A	—	N/A
	6/23/2032	201,007	201,007	7.23	N/A	N/A
Total borrowings of Consolidated Funds			$603,307		$275,000

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
8. COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Condensed Consolidated Statements of Financial Condition. As of March 31, 2025, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Commitments

As of March 31, 2025 and December 31, 2024, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $1,554.3 million and $1,451.4 million, respectively.

Guarantees

The guarantee agreements that the Company enters into with financial institutions are primarily to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund. As of March 31, 2025 and December 31, 2024, the Company’s maximum exposure to losses from guarantees was $7.4 million and $1.1 million, respectively.

Contingent Liabilities

GCP International

In connection with the GCP Acquisition during the first quarter of 2025, the Company established two arrangements with the sellers and with certain of its professionals that became employees of the Company, including (i) an earnout arrangement related to the data center business (“DC Earnout”) based on the achievement of certain revenue targets associated with certain digital infrastructure funds; and (ii) an earnout arrangement related to the Japan business (“Japan Earnout”) based on the achievement of fundraising targets of certain Japanese real estate equity funds. The DC Earnout and Japan Earnout represent contingent liabilities not to exceed $1.0 billion and $0.5 billion, respectively.

The portion of the DC Earnout and Japan Earnout attributable to the sellers represents a component of purchase consideration that will be accounted for as contingent consideration. As of March 1, 2025, the fair value of these contingent liabilities was $465.1 million and was recorded within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition. The contingent liabilities are subject to change over the measurement periods, which will end no later than June 30, 2028. Changes in fair value from the acquisition date will be recorded within other income (expense), net within the Condensed Consolidated Statements of Operations. The Company expects to settle the contingent liabilities at the Company's discretion with no less than 15.0% cash and the remaining balance in equity awards.

The portion of the DC Earnout and Japan Earnout attributable to the professionals that became employees of the Company requires continued service through the measurement periods. The Company expects to settle the contingent liabilities at the Company's discretion with no less than 15.0% cash and the remaining balance in equity awards. The DC Earnout and Japan Earnout are remeasured each period with incremental changes in fair value for the cash and equity components of these liabilities recognized within compensation and benefits expense within the Condensed Consolidated Statements of Operations. Following the measurement period end dates, the cash components will be paid and the equity awards will be granted at fair value for the balance of the liability. As of March 31, 2025, the fair value of the contingent liabilities was $199.4 million. Compensation expense of $4.3 million for the three months ended March 31, 2025 is presented within compensation and benefits within the Condensed Consolidated Statements of Operations with an equal offset presented within accrued compensation within the Condensed Consolidated Statements of Financial Condition. The unpaid liabilities at the respective measurement period end dates will be reclassified from liability to additional paid-in-capital. Any compensation expense associated with the DC Earnout and Japan Earnout that was not previously recorded through the final measurement period end date will be recognized as equity-based compensation expense over the remaining service periods ranging from three to six years, measured from the GCP Acquisition close date.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Other Arrangements
The Company also entered into various other contingent arrangements in connection with acquisitions. The maximum exposure for these contingent arrangements was $215.0 million and $155.0 million as of March 31, 2025 and December 31, 2024, respectively.
Certain portions of these contingent arrangements require continued service through the measurement periods. As of March 31, 2025 and December 31, 2024, the fair value of these contingent liabilities was $137.6 million and $99.6 million, respectively, and the Company has recorded $38.9 million and $29.9 million, respectively, within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense of $9.0 million and $5.5 million for the three months ended March 31, 2025 and 2024, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.
The remaining portions of these contingent arrangements did not require continued service through the measurement periods and were classified as contingent consideration. As of March 31, 2025 and December 31, 2024, the fair value of these contingent liabilities was $19.9 million and $17.6 million, respectively, and recorded within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition. Other expense of $2.3 million for the three months ended March 31, 2025 is presented within other income (expense), net within the Condensed Consolidated Statements of Operations.
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

As of March 31, 2025 and December 31, 2024, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $70.8 million and $59.6 million, respectively, of which approximately $24.0 million and $39.5 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of March 31, 2025 and December 31, 2024, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.

Litigation

From time to time, the Company is named as a defendant in legal actions relating to transactions and other matters conducted in the ordinary course of business. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially affect its results of operations, financial condition or cash flows.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Leases

The Company’s leases primarily consists of operating leases for office space and certain office equipment. The Company’s leases have remaining lease terms of one to 18 years. The tables below present certain supplemental quantitative disclosures regarding the Company’s operating leases:

Maturity of operating lease liabilities	As of March 31, 2025
2025	$49,208
2026	74,422
2027	68,277
2028	78,393
2029	72,411
Thereafter	713,478
Total future payments	1,056,189
Less: interest	370,151
Total operating lease liabilities	$686,038

	Three months ended March 31,
Classification within general, administrative and other expenses	2025	2024
Operating lease expense	$20,955	$15,210

	Three months ended March 31,
Supplemental information on the measurement of operating lease liabilities	2025	2024
Operating cash flows for operating leases	$14,347	$12,765
Leased assets obtained in exchange for new operating lease liabilities	44,118	705

	As of March 31,	As of December 31,
Lease term and discount rate	2025	2024
Weighted-average remaining lease terms (in years)	13.3	14.1
Weighted-average discount rate	5.8%	5.8%

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

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of March 31,	As of December 31,
	2025	2024
Due from affiliates:
Management fees receivable from non-consolidated funds	$750,092	$636,835
Incentive fee receivable from non-consolidated funds	16,094	172,235
Payments made on behalf of and amounts due from non-consolidated funds and employees	356,604	247,538
Due from affiliates—Company	$1,122,790	$1,056,608
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$4,038	$5,767
Tax receivable agreement liability	475,121	402,359
Carried interest and incentive fees payable	221,792	78,692
Payments made by non-consolidated funds on behalf of and payable by the Company	20,897	13,662
Due to affiliates—Company	$721,848	$500,480

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
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
10. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The following table presents the income tax expense for the period:

	Three months ended March 31,
	2025	2024
Income tax expense	$17,537	$27,233

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s unaudited condensed consolidated financial statements. For the three months ended March 31, 2025 and 2024, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of March 31, 2025 and December 31, 2024, the Company recorded a net deferred tax asset of $281.7 million and $241.9 million, respectively, within other assets within the Condensed Consolidated Statements of Financial Condition. As of March 31, 2025 and December 31, 2024, a deferred tax liability of $10.2 million and $8.4 million, respectively, was recorded and presented as a liability for the Consolidated Funds within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. With limited exceptions, the Company is generally no longer subject to corporate income tax audits by taxing authorities for any years prior to 2021. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s unaudited condensed consolidated financial statements.

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

For the three months ended March 31, 2025 and 2024, the two-class method was the more dilutive method.

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2025	2024
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$21,857	$73,027
Dividends declared and paid on Class A and non-voting common stock	(244,588)	(180,929)
Distributions on unvested restricted units	(10,794)	(7,272)
Dividends in excess of earnings available to Class A and non-voting common stockholders	$(233,525)	$(115,174)
Basic weighted-average shares of Class A and non-voting common stock	209,350,849	192,622,609
Dividends in excess of earnings per share of Class A and non-voting common stock	$(1.12)	$(0.60)
Dividend declared and paid per Class A and non-voting common stock	1.12	0.93
Basic earnings per share of Class A and non-voting common stock	$0.00	$0.33

Diluted earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$21,857	$73,027
Distributions on unvested restricted units	(10,794)	(7,272)
Net income available to Class A and non-voting common stockholders	$11,063	$65,755
Diluted weighted-average shares of Class A and non-voting common stock	209,350,849	192,622,609
Diluted earnings per share of Class A and non-voting common stock	$0.00	$0.33

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
12. EQUITY COMPENSATION
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Three months ended March 31,
	2025	2024
Unvested awards	$256,902	$92,422
AOG Unit awards	960	—
Total equity-based compensation expense	$257,862	$92,422
Equity Incentive Plan
Equity-based compensation is generally granted under the 2023 Ares Management Corporation Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2025, the total number of shares available for issuance under the Equity Incentive Plan reset to 51,846,506 shares and as of March 31, 2025, 44,401,224 shares remained available for issuance.
Generally, unvested awards are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Unvested Awards

Each unvested award represents either a share of the Company’s Class A common stock that is subject to restriction or a restricted unit, representing an unfunded, unsecured right of the holder to receive a share of the Company’s Class A common stock on a specific date. The unvested awards vest and the restrictions lapse or are settled in shares of Class A common stock, as applicable, over service periods generally ranging from immediate vesting to five years from the grant date, in each case generally subject to the holder’s continued employment as of the applicable vesting date (subject to accelerated vesting upon certain qualifying terminations of employment or retirement eligibility provisions). Compensation expense associated with unvested awards is recognized on a straight-line basis over the requisite service period of the award.

Restricted units are delivered net of the holder’s payroll-related taxes upon vesting. For the three months ended March 31, 2025, 4.8 million restricted units vested and 2.7 million shares of Class A common stock were delivered to the holders. For the three months ended March 31, 2024, 3.5 million restricted units vested and 1.9 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued, generally have the right to receive as current compensation an amount in cash equal to: (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”).

The following table summarizes the Company’s dividends declared and Dividend Equivalents paid during the three months ended March 31, 2025:

Record Date	Dividends Per Share	Dividend Equivalents Paid
March 17, 2025	$1.12	$21,489

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents unvested awards’ activity:

	Unvested Awards	Weighted Average Grant Date Fair Value Per Unvested Award
Balance as of December 31, 2024	17,968,940	$79.11
Granted	7,072,634	186.23
Vested	(4,755,400)	79.14
Forfeited	(8,852)	111.79
Balance as of March 31, 2025	20,277,322	$116.44

The total compensation expense expected to be recognized in all future periods associated with unvested awards is approximately $1,968.5 million as of March 31, 2025 and is expected to be recognized over the remaining weighted average period of 3.9 years.

Other Equity-based Compensation

In connection with the GCP Acquisition, the Company granted 0.3 million AOG Unit awards to certain professionals. Of the total AOG Unit awards granted, 0.1 million units vested on the close date of the GCP Acquisition and the remaining 0.2 million units vest in three equal installments on each of the first three anniversaries of the GCP Acquisition close date, subject to the holder’s continued employment as of the applicable vesting dates. The weighted average grant date fair value per unvested AOG Unit award was $170.94. The total compensation expense expected to be recognized in all future periods associated with unvested AOG Unit awards is approximately $35.4 million as of March 31, 2025 and is expected to be recognized over the remaining weighted average period of 2.9 years.

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
In February 2025, the Company's board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $750.0 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2026. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares as part of the stock repurchase program.
The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance as of December 31, 2024	199,872,571	3,489,911	1,000	109,806,689	313,170,171
Issuances of common stock	10,312,965	—	—	303,500	10,616,465
Exchanges of common stock	1,995,269	—	—	(1,995,269)	—
Vesting of restricted unit awards, net of shares withheld for tax	2,714,799	—	—	—	2,714,799
Balance as of March 31, 2025	214,895,604	3,489,911	1,000	108,114,920	326,501,435

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents each partner’s AOG Units and corresponding ownership interest in each of the AOG entities, as well as its daily average ownership of AOG Units in each of the AOG entities:

					Daily Average Ownership
	As of March 31, 2025		As of December 31, 2024		Three months ended March 31,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2025	2024
Ares Management Corporation	218,385,515	66.89%	203,362,482	64.94%	65.77%	62.32%
Ares Owners Holdings, L.P.	108,114,920	33.11	109,806,689	35.06	34.23	37.68
Total	326,500,435	100.00%	313,169,171	100.00%

Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company had 30,000,000 shares of Series B mandatory convertible preferred stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series B mandatory convertible preferred stock are payable quarterly at a rate per annum equal to 6.75%. Dividends on Series B mandatory convertible preferred stock are cumulative and the Series B mandatory convertible preferred stock, unless previously converted or redeemed, will automatically convert into the Company’s Class A common stock on October 1, 2027. Unless converted earlier in accordance with its terms, each share of Series B mandatory convertible preferred stock will automatically convert on the mandatory conversion date into between 0.2717 and 0.3260 shares of the Company’s Class A common stock, in each case, subject to customary anti-dilution adjustments. The conversion rate that will apply to mandatory conversions will be determined based on the average of the daily volume-weighted average prices over the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately before October 1, 2027.
Holders of shares of Series B mandatory convertible preferred stock have the option to convert all or any portion of their shares of Series B mandatory convertible preferred stock at any time. The conversion rate applicable to any early conversion may in certain circumstances be increased to compensate holders of the Series B mandatory convertible preferred stock for certain unpaid accumulated dividends.

Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in AOG entities:

Total
Balance as of December 31, 2023	$24,098
Net income	73
Currency translation adjustment, net of tax	(257)
Distributions	(302)
Balance as of March 31, 2024	23,612
Net loss	(387)
Currency translation adjustment, net of tax	(47)
Balance as of June 30, 2024	23,178
Net income	1,319
Currency translation adjustment, net of tax	614
Balance as of September 30, 2024	25,111
Net loss	(902)
Currency translation adjustment, net of tax	(713)
Balance as of December 31, 2024	23,496
Net income	316
Currency translation adjustment, net of tax	198
Distributions	(300)
Balance as of March 31, 2025	$23,710

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance as of December 31, 2023	$522,938
Change in redemption value	6,849
Balance as of March 31, 2024	529,787
Change in redemption value	6,959
Balance as of June 30, 2024	536,746
Change in redemption value	7,408
Balance as of September 30, 2024	544,154
Change in redemption value	6,546
Balance as of December 31, 2024	550,700
Change in redemption value	5,698
Balance as of March 31, 2025	$556,398

As of March 31, 2025 and December 31, 2024, 50,000,000 of AAC II Class A ordinary shares are presented at the redemption amount within mezzanine equity within the Condensed Consolidated Statements of Financial Condition.

14. SEGMENT REPORTING

The Company operates through its distinct operating segments. The Company operating segments are summarized below:

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

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM makes operating decisions and assesses the performance of each of the Company’s business segments based on financial and operating metrics and other data that is presented before giving effect to the consolidation of any of the Consolidated Funds. Consequently, all segment data excludes the assets, liabilities and operating results related to the Consolidated Funds and non-consolidated funds. Total assets by segments is not disclosed because such information is not used by the Company’s CODM in evaluating the segments.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended March 31, 2025
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$585,396	$130,453	$31,998	$57,650	$12,879	$818,376	$—	$818,376
Fee related performance revenues	18,395	—	—	9,656	—	28,051	—	28,051
Other fees	10,598	21,380	397	122	136	32,633	5,537	38,170
Compensation and benefits	(164,747)	(56,702)	(13,831)	(18,371)	(7,063)	(260,714)	(116,468)	(377,182)
General, administrative and other expenses	(41,048)	(20,852)	(4,257)	(8,473)	(1,483)	(76,113)	(64,026)	(140,139)
Fee related earnings	408,594	74,279	14,307	40,584	4,469	542,233	(174,957)	367,276
Performance income—realized	54,112	65,305	6,031	—	—	125,448	—	125,448
Performance related compensation—realized	(34,258)	(46,807)	(3,351)	—	—	(84,416)	—	(84,416)
Realized net performance income	19,854	18,498	2,680	—	—	41,032	—	41,032
Investment income (loss)—realized	5,379	7,919	(4,602)	138	2,530	11,364	331	11,695
Interest income	4,420	2,618	2,022	957	11,688	21,705	603	22,308
Interest expense(1)	(6,308)	(15,717)	(4,180)	(2,008)	(7,918)	(36,131)	(256)	(36,387)
Realized net investment income (loss)	3,491	(5,180)	(6,760)	(913)	6,300	(3,062)	678	(2,384)
Realized income	$431,939	$87,597	$10,227	$39,671	$10,769	$580,203	$(174,279)	$405,924

	Three months ended March 31, 2024
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$510,966	$93,814	$34,933	$44,421	$9,231	$693,365	$—	$693,365
Fee related performance revenues	755	—	—	2,962	—	3,717	—	3,717
Other fees	9,911	5,075	439	4	114	15,543	4,333	19,876
Compensation and benefits	(134,849)	(37,918)	(14,785)	(12,714)	(5,592)	(205,858)	(94,157)	(300,015)
General, administrative and other expenses	(34,366)	(14,453)	(5,216)	(9,068)	(1,690)	(64,793)	(50,480)	(115,273)
Fee related earnings	352,417	46,518	15,371	25,605	2,063	441,974	(140,304)	301,670
Performance income—realized	16,766	3,677	2,738	—	—	23,181	—	23,181
Performance related compensation—realized	(8,734)	(2,228)	(2,194)	—	—	(13,156)	—	(13,156)
Realized net performance income	8,032	1,449	544	—	—	10,025	—	10,025
Investment income—realized	1,765	2,678	298	187	2,000	6,928	11	6,939
Interest income	2,767	700	6	23	4,409	7,905	441	8,346
Interest expense(1)	(8,753)	(7,406)	(4,662)	(8,229)	(8,734)	(37,784)	(40)	(37,824)
Realized net investment income (loss)	(4,221)	(4,028)	(4,358)	(8,019)	(2,325)	(22,951)	412	(22,539)
Realized income	$356,228	$43,939	$11,557	$17,586	$(262)	$429,048	$(139,892)	$289,156

(1)    Interest expense was historically allocated among our segments based only on the cost basis of the Company’s balance sheet investments. Beginning in the first quarter of 2025, the Company changed its interest expense allocation methodology to consider the growing sources of financing requirements, including the cost of acquisitions in addition to the cost basis of its balance sheet investments. Prior period amounts have been reclassified to conform to the current period presentation.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income (loss):

	Three months ended March 31,
	2025	2024
Segment revenues
Management fees	$818,376	$693,365
Fee related performance revenues	28,051	3,717
Other fees	32,633	15,543
Performance income—realized	125,448	23,181
Total segment revenues	$1,004,508	$735,806
Segment expenses
Compensation and benefits	$260,714	$205,858
General, administrative and other expenses	76,113	64,793
Performance related compensation—realized	84,416	13,156
Total segment expenses	$421,243	$283,807
Segment realized net investment income (loss)
Investment income—realized	$11,364	$6,928
Interest income	21,705	7,905
Interest expense	(36,131)	(37,784)
Total segment realized net investment loss	$(3,062)	$(22,951)
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Three months ended March 31,
	2025	2024
Total consolidated revenue	$1,088,805	$707,363
Performance (income) loss—unrealized	(64,443)	45,476
Management fees of Consolidated Funds eliminated in consolidation	9,894	12,453
Performance income of Consolidated Funds eliminated in consolidation	5,128	5,925
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	124	113
Administrative fees(1)	(19,728)	(16,407)
OMG revenue	(5,537)	(4,333)
Principal investment income, net of eliminations	(21,998)	(7,050)
Net (revenue) expense of non-controlling interests in consolidated subsidiaries	12,263	(7,734)
Total consolidation adjustments and reconciling items	(84,297)	28,443
Total segment revenue	$1,004,508	$735,806

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated expenses to segment expenses:

	Three months ended March 31,
	2025	2024
Total consolidated expenses	$1,014,328	$538,493
Performance related compensation-unrealized	(40,550)	64,514
Expenses of Consolidated Funds added in consolidation	(16,684)	(17,708)
Expenses of Consolidated Funds eliminated in consolidation	10,028	12,995
Administrative fees(1)	(19,728)	(16,407)
OMG expenses	(180,494)	(144,637)
Acquisition and merger-related expense	(34,608)	(10,578)
Equity compensation expense	(257,862)	(92,422)
Acquisition-related compensation expense(2)	(21,999)	(5,504)
Placement fee adjustment	6	(5,540)
Depreciation and amortization expense	(48,229)	(36,644)
Expense of non-controlling interests in consolidated subsidiaries	17,035	(2,755)
Total consolidation adjustments and reconciling items	(593,085)	(254,686)
Total segment expenses	$421,243	$283,807

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Represents bonus payments, contingent liabilities (“earnouts”) and other costs recorded in connection with various acquisitions that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Condensed Consolidated Statements of Operations. See “Note 8. Commitments and Contingencies” for a further description of the contingent liabilities related to the various acquisitions.

The following table reconciles the Company’s consolidated other income to segment realized net investment loss:

	Three months ended March 31,
	2025	2024
Total consolidated other income	$66,561	$62,178
Investment income—unrealized	(21,638)	(3,685)
Interest and other investment (income) loss—unrealized	3,774	(602)
Other income, net from Consolidated Funds added in consolidation	(86,422)	(79,977)
Other expense, net from Consolidated Funds eliminated in consolidation	1,800	902
OMG other (income) expense	4,197	(549)
Principal investment income (loss)	26,839	(2,666)
Other expense, net	2,526	131
Other (income) loss of non-controlling interests in consolidated subsidiaries	(699)	1,317
Total consolidation adjustments and reconciling items	(69,623)	(85,129)
Total segment realized net investment loss	$(3,062)	$(22,951)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended March 31,
	2025	2024
Income before taxes	$141,038	$231,048
Adjustments:
Depreciation and amortization expense	48,229	36,644
Equity compensation expense	257,862	92,421
Acquisition-related compensation expense(1)	21,999	5,504
Acquisition and merger-related expense	34,608	10,578
Placement fee adjustment	(6)	5,540
OMG expense, net	179,154	139,755
Other expense, net	2,526	131
Income before taxes of non-controlling interests in consolidated subsidiaries	(5,471)	(3,662)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(57,979)	(65,586)
Total performance (income) loss—unrealized	(64,443)	45,476
Total performance related compensation—unrealized	40,550	(64,514)
Total net investment income—unrealized	(17,864)	(4,287)
Realized income	580,203	429,048
Total performance income—realized	(125,448)	(23,181)
Total performance related compensation—realized	84,416	13,156
Total net investment loss—realized	3,062	22,951
Fee related earnings	$542,233	$441,974

(1)Represents bonus payments, earnouts and other costs recorded in connection with various acquisitions that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Condensed Consolidated Statements of Operations. See “Note 8. Commitments and Contingencies” for a further description of the contingent liabilities related to the various acquisitions.

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

	As of March 31,	As of December 31,
	2025	2024
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs	$481,856	$386,927
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs	831,767	791,133
Assets of consolidated VIEs	12,804,566	13,698,611
Liabilities of consolidated VIEs	9,805,049	10,879,735

	Three months ended March 31,
	2025	2024
Net income attributable to non-controlling interests related to consolidated VIEs	$52,976	$58,356

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of March 31, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$618,536	$—	$—	$618,536
Investments (includes $3,557,277 of accrued carried interest)	5,786,946	—	(894,657)	4,892,289
Due from affiliates	1,146,479	—	(23,689)	1,122,790
Other assets	863,339	—	—	863,339
Right-of-use operating lease assets	546,814	—	—	546,814
Intangible assets, net	2,276,847	—	—	2,276,847
Goodwill	3,499,341	—	—	3,499,341
Assets of Consolidated Funds
Cash and cash equivalents	—	1,184,275	—	1,184,275
Investments held in trust account	—	556,498	—	556,498
Investments, at fair value	—	11,419,808	—	11,419,808
Receivable for securities sold	—	142,902	—	142,902
Other assets	—	58,329	—	58,329
Total assets	$14,738,302	$13,361,812	$(918,346)	$27,181,768
Liabilities
Accounts payable, accrued expenses and other liabilities	$856,109	$—	$(278)	$855,831
Accrued compensation	300,756	—	—	300,756
Due to affiliates	721,848	—	—	721,848
Performance related compensation payable	2,599,227	—	—	2,599,227
Debt obligations	3,544,527	—	—	3,544,527
Operating lease liabilities	686,038	—	—	686,038
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	141,625	(672)	140,953
Due to affiliates	—	22,521	(22,521)	—
Payable for securities purchased	—	415,332	—	415,332
CLO loan obligations, at fair value	—	8,647,925	(125,923)	8,522,002
Fund borrowings	—	603,307	—	603,307
Total liabilities	8,708,505	9,830,710	(149,394)	18,389,821
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	556,398	—	556,398
Redeemable interest in Ares Operating Group entities	23,710	—	—	23,710
Non-controlling interest in Consolidated Funds	—	2,974,704	(834,660)	2,140,044
Non-controlling interest in Ares Operating Group entities	1,595,930	—	21,758	1,617,688
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding)	1,459,918	—	—	1,459,918
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (214,895,604 shares issued and outstanding)	2,149	—	—	2,149
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (108,114,920 shares issued and outstanding)	1,081	—	—	1,081
Additional paid-in-capital	3,996,758	—	43,950	4,040,708
Accumulated deficit	(1,074,128)	—	—	(1,074,128)
Accumulated other comprehensive loss, net of tax	24,344	—	—	24,344
Total stockholders’ equity	4,410,157	—	43,950	4,454,107
Total equity	6,006,087	2,974,704	(768,952)	8,211,839
Total liabilities, redeemable interest, non-controlling interests and equity	$14,738,302	$13,361,812	$(918,346)	$27,181,768

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$826,881	$—	$(9,894)	$816,987
Carried interest allocation	165,126	—	(5,118)	160,008
Incentive fees	32,058	—	(10)	32,048
Principal investment income	26,839	—	(4,841)	21,998
Administrative, transaction and other fees	57,888	—	(124)	57,764
Total revenues	1,108,792	—	(19,987)	1,088,805
Expenses
Compensation and benefits	657,125	—	—	657,125
Performance related compensation	122,633	—	—	122,633
General, administrative and other expense	227,914	—	—	227,914
Expenses of the Consolidated Funds	—	16,684	(10,028)	6,656
Total expenses	1,007,672	16,684	(10,028)	1,014,328
Other income (expense)
Net realized and unrealized gains on investments	10,631	—	(10,363)	268
Interest and dividend income	18,203	—	(547)	17,656
Interest expense	(36,387)	—	—	(36,387)
Other expense, net	(10,508)	—	(206)	(10,714)
Net realized and unrealized gains on investments of the Consolidated Funds	—	83,727	4,679	88,406
Interest and other income of the Consolidated Funds	—	160,072	—	160,072
Interest expense of the Consolidated Funds	—	(157,377)	4,637	(152,740)
Total other income (expense), net	(18,061)	86,422	(1,800)	66,561
Income before taxes	83,059	69,738	(11,759)	141,038
Income tax expense	15,535	2,002	—	17,537
Net income	67,524	67,736	(11,759)	123,501
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	67,736	(11,759)	55,977
Net income attributable to Ares Operating Group entities	67,524	—	—	67,524
Less: Net income attributable to redeemable interest in Ares Operating Group entities	316	—	—	316
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	20,038	—	—	20,038
Net income attributable to Ares Management Corporation	47,170	—	—	47,170
Less: Series B mandatory convertible preferred stock dividends declared	25,313	—	—	25,313
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$21,857	$—	$—	$21,857

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$67,524	$67,736	$(11,759)	$123,501
Adjustments to reconcile net income to net cash provided by operating activities	267,697		42,636	310,333
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	—	980,313	(11,344)	968,969
Cash flows due to changes in operating assets and liabilities	372,073		(144,367)	227,706
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds		164,586	199,108	363,694
Net cash provided by operating activities	707,294	1,212,635	74,274	1,994,203
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(21,975)	—	—	(21,975)
Acquisitions, net of cash acquired	(1,722,715)	—	—	(1,722,715)
Net cash used in investing activities	(1,744,690)	—	—	(1,744,690)
Cash flows from financing activities:
Net proceeds from issuance of Series B mandatory convertible preferred stock	—	—	—	—
Net proceeds from issuance of Class A common stock	—	—	—	—
Proceeds from Credit Facility	1,125,000	—	—	1,125,000
Repayments of Credit Facility	(140,000)	—	—	(140,000)
Dividends and distributions	(445,088)	—	—	(445,088)
Taxes paid related to net share settlement of equity awards	(396,722)	—	—	(396,722)
Other financing activities	457	—	—	457
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	123,707	(34,627)	89,080
Distributions to non-controlling interests in Consolidated Funds	—	(321,741)	3,567	(318,174)
Borrowings under loan obligations by Consolidated Funds	—	172,606	—	172,606
Repayments under loan obligations by Consolidated Funds	—	(1,264,886)	—	(1,264,886)
Net cash provided by (used in) financing activities	143,647	(1,290,314)	(31,060)	(1,177,727)
Effect of exchange rate changes	4,309	34,465	—	38,774
Net change in cash and cash equivalents	(889,440)	(43,214)	43,214	(889,440)
Cash and cash equivalents, beginning of period	1,507,976	1,227,489	(1,227,489)	1,507,976
Cash and cash equivalents, end of period	$618,536	$1,184,275	$(1,184,275)	$618,536
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$1,657,881	$—	$—	$1,657,881

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$137,099	$63,399	$3,317	$203,815
Adjustments to reconcile net income to net cash provided by operating activities	224,720	—	(1,724)	222,996
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	—	246,254	(2,072)	244,182
Cash flows due to changes in operating assets and liabilities	96,544	—	7,437	103,981
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	(14,577)	(50,352)	(64,929)
Net cash provided by operating activities	458,363	295,076	(43,394)	710,045
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(26,071)	—	—	(26,071)
Acquisitions, net of cash acquired	(8,000)	—	—	(8,000)
Net cash used in investing activities	(34,071)	—	—	(34,071)
Cash flows from financing activities:
Proceeds from Credit Facility	290,000	—	—	290,000
Repayments of Credit Facility	(210,000)	—	—	(210,000)
Dividends and distributions	(320,046)	—	—	(320,046)
Stock option exercises	1,511	—	—	1,511
Taxes paid related to net share settlement of equity awards	(186,731)	—	—	(186,731)
Other financing activities	1,034	—	—	1,034
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	180,559	(11,886)	168,673
Distributions to non-controlling interests in Consolidated Funds	—	(32,323)	5,415	(26,908)
Borrowings under loan obligations by Consolidated Funds	—	36,947	—	36,947
Repayments under loan obligations by Consolidated Funds	—	(421,112)	—	(421,112)
Net cash used in financing activities	(424,232)	(235,929)	(6,471)	(666,632)
Effect of exchange rate changes	(2,003)	(9,282)	—	(11,285)
Net change in cash and cash equivalents	(1,943)	49,865	(49,865)	(1,943)
Cash and cash equivalents, beginning of period	348,274	1,149,511	(1,149,511)	348,274
Cash and cash equivalents, end of period	$346,331	$1,199,376	$(1,199,376)	$346,331
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$7,724	$—	$—	$7,724

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after March 31, 2025 through the date the unaudited condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In April 2025, the Company’s board of directors declared a quarterly dividend of $1.12 per share of Class A and non-voting common stock payable on June 30, 2025 to common stockholders of record at the close of business on June 16, 2025.
In April 2025, the Company’s board of directors declared a quarterly dividend of $0.84375 per share of Series B mandatory convertible preferred stock payable on July 1, 2025 to preferred stockholders of record on June 15, 2025.

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
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Ares Management Corporation and the related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes included in the 2024 Annual Report on Form 10-K of Ares Management Corporation. We have reclassified certain prior period amounts to conform to the current year presentation.
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

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the three months ended March 31, 2025, 92% of our management fees were derived from perpetual capital vehicles or long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results from operations, including the fair value of our AUM, are affected by a variety of factors. Conditions in the global financial markets and economic and political environments may impact our business, particularly in the U.S., Europe and Asia-Pacific (“APAC”).

    The following table presents returns of selected market indices:

			Returns (%)
Type of Index	Name of Index	Region	Three months ended March 31, 2025
High yield bonds	ICE BAML High Yield Master II Index	U.S.	1.0
High yield bonds	ICE BAML European Currency High Yield Index	Europe	0.7
Leveraged loans	S&P UBS Leveraged Loan Index	U.S.	0.6
Leveraged loans	S&P UBS Western European Leveraged Loan Index	Europe	1.0
Equities	S&P 500 Index	U.S.	(4.3)
Equities	MSCI All Country World Ex-U.S. Index	Non-U.S.	5.2
Infrastructure equities	S&P Global Infrastructure Index	Global	4.6
Real estate equities	FTSE NAREIT All Equity REITs Index	U.S.	1.8
Real estate equities	FTSE EPRA/NAREIT Developed Europe Index	Europe	(1.9)
Real estate equities	Tokyo Stock Exchange REIT Index	APAC	2.3

During the first quarter of 2025, global equity and debt markets experienced volatility driven by elevated inflation, economic slowdown and potential implications of U.S. trade tariffs. The U.S. public equity markets declined amid investor concerns regarding the impact of the proposed tariffs while international markets outperformed. European markets showed positive performance due to potential increased defense spending. The APAC markets performed favorably, with macroeconomic conditions supporting consumption in Southeast Asia, India and Australia. The U.S. announced tariffs on all imports from China and plans for reciprocal tariffs on countries imposing duties on U.S. imports. Despite these challenges, APAC transaction volumes remained steady as optimism for heightened deal activity focusing on companies in Southeast Asia with market-leading positions.

The private equity industry navigated a dynamic landscape shaped by evolving macroeconomic conditions and policy shifts, particularly the impact that the macroeconomic and global trade environment may have on exit activity. This environment has contributed to heightened focus on companies with strong organic growth and attractive strategic transaction opportunities. We believe that shifting towards value creation strategies emphasizing operational improvements, talent optimization and digital transformation is essential to ensure long-term competitiveness.

The commercial real estate markets experienced a slowdown in the current quarter due to heightened interest rates and the uncertainty around the recent trade policy shifts. Despite these headwinds, property values and capitalization rates remained steady. The European real estate markets are continuing to show slower signs of recovery, with the volatility in interest rates having a greater impact on performance during the quarter. While performance varies by sector and geography, we believe multifamily and industrial properties will continue to benefit from favorable long-term structural trends. In addition, renewable energy transaction volume remained strong, which has supported elevated renewable energy revenue contract prices. The convergence of digital infrastructure and artificial intelligence adoption, paired with surging power demand expectations continue to support infrastructure investment opportunities.

We believe our portfolios across all strategies are well positioned for a fluctuating interest rate environment. On a market value basis, approximately 85% of our debt assets and 52% of our total assets were floating rate instruments as of March 31, 2025.

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
The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2024	$348,858	$75,298	$24,041	$29,153	$7,096	$484,446
Acquisitions	—	45,281	—	—	—	45,281
Net new par/equity commitments	5,944	2,461	975	2,289	1,096	12,765
Net new debt commitments	4,820	2,614	—	—	—	7,434
Capital reductions	(3,414)	(768)	(36)	(58)	—	(4,276)
Distributions	(3,270)	(1,458)	(149)	(239)	(138)	(5,254)
Redemptions	(381)	(159)	—	(23)	—	(563)
Net allocations among investment strategies	1,309	—	—	—	(1,309)	—
Change in fund value	5,210	918	(104)	190	(174)	6,040
Balance at 3/31/2025	$359,076	$124,187	$24,727	$31,312	$6,571	$545,873

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2023	$299,350	$65,413	$24,551	$24,760	$4,772	$418,846
Acquisitions	—	—	—	—	71	71
Net new par/equity commitments	7,735	408	315	969	1,515	10,942
Net new debt commitments	6,112	—	—	—	—	6,112
Capital reductions	(1,485)	(128)	(2)	—	—	(1,615)
Distributions	(3,563)	(846)	(36)	(164)	(135)	(4,744)
Redemptions	(2,517)	(434)	(2)	—	—	(2,953)
Net allocations among investment strategies	715	—	(47)	—	(668)	—
Change in fund value	2,292	(309)	(303)	76	(76)	1,680
Balance at 3/31/2024	$308,639	$64,104	$24,476	$25,641	$5,479	$428,339

The components of our AUM are presented below ($ in billions):

AUM: $545.9	AUM: $428.3

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $14.1 billion and $14.7 billion of AUM of funds from which we indirectly earn management fees as of March 31, 2025 and 2024, respectively, and includes $5.2 billion and $4.1 billion of non-fee paying AUM from our general partner and employee commitments as of March 31, 2025 and 2024, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management

FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2024	$209,145	$44,088	$11,427	$22,401	$5,492	$292,553
Acquisitions	—	30,467	—	—	—	30,467
Commitments	6,478	1,068	—	1,053	1,036	9,635
Deployment/subscriptions/increase in leverage	7,731	1,509	17	257	253	9,767
Capital reductions	(3,610)	(42)	—	—	—	(3,652)
Distributions	(3,294)	(1,403)	—	(59)	(138)	(4,894)
Redemptions	(448)	(159)	—	(23)	—	(630)
Net allocations among investment strategies	1,172	—	—	—	(1,172)	—
Change in fund value	1,420	280	(1)	(159)	119	1,659
Change in fee basis	(363)	617	(91)	—	—	163
Balance at 3/31/2025	$218,231	$76,425	$11,352	$23,470	$5,590	$335,068

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2023	$185,280	$41,338	$13,124	$19,040	$3,575	$262,357
Acquisitions	—	—	—	—	55	55
Commitments	3,778	296	—	900	1,321	6,295
Deployment/subscriptions/increase in leverage	7,221	862	—	61	—	8,144
Capital reductions	(2,764)	(12)	—	—	—	(2,776)
Distributions	(3,662)	(306)	—	(99)	(135)	(4,202)
Redemptions	(2,149)	(434)	(2)	—	—	(2,585)
Net allocations among investment strategies	886	—	—	—	(886)	—
Change in fund value	543	(404)	(19)	(2)	68	186
Change in fee basis	693	(504)	(538)	(9)	—	(358)
Balance at 3/31/2024	$189,826	$40,836	$12,565	$19,891	$3,998	$267,116

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $335.1	FPAUM: $267.1

Invested capital/other(1)	Market value /reported value(2)	Collateral balances (at par)	Capital commitments	GAV

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $76.7 billion and $60.3 billion from funds that primarily invest in illiquid strategies as of March 31, 2025 and 2024, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

Perpetual Capital Assets Under Management

The chart below presents our perpetual capital AUM by segment and type ($ in billions):

Perpetual Capital AUM
$154.8
$5.9
$2.9
$41.0
$105.0
$109.2
$4.9
$1.2
$26.1
$77.0
3/31/2025
3/31/2024
Credit
Real Assets
Secondaries
Other Businesses

Perpetual Capital by Type
$154.8
$26.8
$41.1
$43.4
$43.5
$109.2
$22.6
$29.1
$25.0
$32.5
3/31/2025
3/31/2024
Publicly-Traded Vehicles
Perpetual Wealth Vehicles
Private Commingled Vehicles
Managed Accounts

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended March 31, 2025 and 2024, 92% and 95%, respectively, of management fees were earned from perpetual capital or long-dated funds.

The charts below present the composition of our segment management fees by the initial fund duration:

Perpetual Capital - Publicly-Traded Vehicles	Perpetual Capital - Perpetual Wealth Vehicles	Perpetual Capital - Private Commingled Vehicles	Perpetual Capital - Managed Accounts	Long-Dated Funds(1)	Other

(1) Long-dated funds generally have a contractual life of five years or more at inception.

Available Capital and Assets Under Management Not Yet Paying Fees

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Real Assets	Private Equity	Secondaries	Other Businesses
As of March 31, 2025, AUM Not Yet Paying Fees includes $81.5 billion of AUM available for future deployment that could generate approximately $764.4 million in potential incremental annual management fees, which represents 29% embedded gross base management fee growth upon deployment. As of March 31, 2024, AUM Not Yet Paying Fees included $64.6 billion of AUM available for future deployment that could generate approximately $621.5 million in potential incremental annual management fees. Development assets not yet stabilized represents fund assets that are in the development stage. Upon completion of development, management fees generally increase with a change in fee base, in fee rate or both. As of March 31, 2025, development assets not yet stabilized could generate approximately $22.7 million in potential incremental annual management fees.

Incentive Eligible Assets Under Management and Incentive Generating Assets Under Management

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Credit	Real Assets	Private Equity	Secondaries	Other Businesses
Fee related performance revenues are not recognized by us until such fees are crystallized and no longer subject to reversal. As of March 31, 2025, perpetual capital IGAUM that could potentially result in crystallized fee related performance revenues totaled $25.7 billion, composed of $19.5 billion within the Credit Group, $3.5 billion within the Real Assets Group and $2.7 billion within the Secondaries Group. As of March 31, 2024, perpetual capital IGAUM that could potentially result in crystallized fee related performance revenues totaled $19.2 billion, composed of $18.2 billion within the Credit Group and $1.0 billion within the Secondaries Group. As of March 31, 2025 and 2024, IGAUM included $37.9 billion and $37.6 billion, respectively, of AUM from funds generating incentive income that is not recognized by Ares until such fees are crystallized or no longer subject to reversal.

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

Components of Consolidated Results of Operations

GCP Acquisition Overview

On March 1, 2025, we completed the acquisition of the international business of GLP Capital Partners Limited and certain of its affiliates, excluding its operations in Greater China (“GCP International”), and existing capital commitments to certain managed funds (such acquisition of GCP International and the capital commitments, the “GCP Acquisition”). The GCP Acquisition adds complementary real estate and digital infrastructure investment capabilities and expands the Company’s geographic presence. The activities of GCP International are included within the Real Assets Group segment.

The GCP Acquisition adds geographic exposure in Asia with a significant logistics platform in Japan, logistics platforms in emerging economies such as Brazil and Vietnam and an expanded presence in Europe and the U.S. The GCP Acquisition has broadened our vertically integrated operating and development capabilities across sectors and regions. We anticipate that the size and composition of fees earned, particularly our other fees, will be impacted by these expanded capabilities.

The activities of GCP International are reflected within our results of operations beginning on March 1, 2025. Therefore, our analysis compared to the prior year period will lack comparability, particularly in our Real Assets Group segment. Because the activities of GCP International represent one month of activity within the current quarter, we will separately discuss the significant impact of the GCP Acquisition within our discussion of our results of operations.

In addition, various components of the agreed upon purchase price for the GCP Acquisition are required to be accounted for as compensation because the payments were made to certain individuals that became Ares employees on March 1, 2025. Because they are required to be accounted for as compensation, these amounts have been excluded from purchase consideration and will have a varying impact on our results of operations in the current quarter as well as in future periods. Following the integration period, we expect to generate cost savings as we begin to execute on synergy opportunities.

In connection with the GCP Acquisition, we also entered into contingent compensation arrangements with the sellers and with certain of its professionals that became Ares employees. The portion of the arrangements that are attributable to the sellers represents a component of purchase consideration that will be accounted for as contingent consideration. The portion of the arrangements that are attributable to the professionals that became Ares employees requires continued service through the measurement periods and will be accounted for as compensation. These arrangements will have a varying impact on our results of operations in the current quarter as well as in future periods that is dependent on these classifications as well as the expected attainment of the measurement criteria.

For further discussion, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations of the Company” as well as “Note 3. Business Combinations” and “Note 8. Commitments and Contingencies” within our unaudited condensed consolidated financial statements.

Revenues

The following is an overview of our fee arrangements by strategy that were impacted as a result of the GCP Acquisition.
Management Fees. Details regarding our management fees from J-REIT are presented below:

Vehicle	Strategy	Annual Fee Rate and Fee Base

Real Assets Group
J-REIT	Real Estate
•Comprised of multiple components, including:
◦0.18% on GAV (“J-REIT Fee I”)
◦3.50% on net operating income (“J-REIT Fee II”)
◦Sum of J-REIT Fee I and J-REIT Fee II, multiplied by 0.033% on earnings per outstanding investment unit

Details regarding our management fees by strategy, excluding J-REIT described above, are presented below:

Strategy	Fee Rate	Fee Base	Average Remaining Contract Term(1)

Real Assets Group
Real Estate(2)	0.45% - 1.50%	Capital commitments, invested capital, GAV, NAV, aggregate cost basis of unrealized portfolio investments or a combination thereof	5.2 years
Infrastructure	1.00% - 1.50%	Capital commitments, invested capital, GAV or NAV	5.5 years

(1)    Represents the average remaining contract term pursuant to the funds’ governing documents within each strategy, excluding perpetual capital vehicles, as of March 31, 2025.
(2)    Following the expiration or termination of the investment period the basis on which management fees are earned for certain closed-end funds in this strategy changes from committed capital to invested capital with no change in the management fee rate. In addition, certain real estate funds pay a management fee of 7.50% of net operating income. For these funds, we present an effective fee rate as a percentage of GAV.

Incentive Fees. Details regarding our fee related performance revenues, excluding publicly-traded and perpetual wealth vehicles, are presented below:

Strategy	Fee Rate	Fee Base	Annual Hurdle Rate

Real Assets Group
Real Estate	20.0%	Incentive eligible fund’s profits	6.0%

Carried Interest Allocation. Details regarding our carried interest, which is generally based on a fund’s eligible profits, are presented below:

Strategy	Fee Rate	Annual Hurdle Rate

Real Assets Group
Infrastructure	15.0% - 20.0%	7.0% - 10.0%
Administrative, Transaction and Other Fees. Details regarding our other fees are presented below:

Other fees:
Property-related fees represent fees earned within our real estate strategy and include the following:
Acquisition fees	Based on a percentage of a property’s cost at the time of property acquisition
Development fees	Based on a percentage of costs to develop a property
Leasing fees	Based on a percentage of rental income at lease inception or lease renewal
Property management fees	Based on tenancy of properties over the time associated property management services are provided
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Consolidated Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a comprehensive overview of the components of our consolidated results of operations, including an overview of fee arrangements for other strategies that were not impacted as a result of the GCP Acquisition.

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 3% of our AUM as of March 31, 2025 and 2% of total revenues for the three months ended March 31, 2025. As of March 31, 2025, we consolidated 27 CLOs, 11 private funds and one SPAC, and as of March 31, 2024, we consolidated 28 CLOs, 10 private funds and one SPAC.
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
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the three months ended March 31, 2025 and 2024, we did not deconsolidate any entities.
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

The following table presents our summarized consolidated results of operations ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Total revenues	$1,088,805	$707,363	$381,442	54%
Total expenses	(1,014,328)	(538,493)	(475,835)	(88)
Total other income, net	66,561	62,178	4,383	7
Less: Income tax expense	17,537	27,233	9,696	36
Net income	123,501	203,815	(80,314)	(39)
Less: Net income attributable to non-controlling interests in Consolidated Funds	55,977	66,716	(10,739)	(16)
Net income attributable to Ares Operating Group entities	67,524	137,099	(69,575)	(51)
Less: Net income attributable to redeemable interest in Ares Operating Group entities	316	73	243	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	20,038	63,999	(43,961)	(69)
Net income attributable to Ares Management Corporation	47,170	73,027	(25,857)	(35)
Less: Series B mandatory convertible preferred stock dividends declared	25,313	—	25,313	NM
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$21,857	$73,027	(51,170)	(70)

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Revenues
Management fees	$816,987	$687,692	$129,295	19%
Carried interest allocation	160,008	(32,478)	192,486	NM
Incentive fees	32,048	8,667	23,381	270
Principal investment income	21,998	7,050	14,948	212
Administrative, transaction and other fees	57,764	36,432	21,332	59
Total revenues	$1,088,805	$707,363	381,442	54
Management Fees. Within the Credit Group, capital raised by our publicly-traded and perpetual wealth vehicles contributed to an increase in management fees of $41.6 million for the three months ended March 31, 2025 compared to the same period in 2024. Capital deployment in private funds within our direct lending and alternative credit strategies led to a rise in FPAUM, contributing to an increase in management fees of $23.4 million for the three months ended March 31, 2025 compared to the same period in 2024. Part I Fees increased by $15.1 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase in Part I Fees was primarily due to the increase in pre-incentive fee net investment income generated by ASIF, CADC and our open-ended European direct lending fund, driven by an increase in the average size of their portfolios. Within the Real Assets Group, funds that we manage as a result of the GCP Acquisition and the acquisition of Walton Street Capital Mexico S. de R.L. de C.V. and certain of its affiliates (“WSM”) (“WSM Acquisition”), generated $29.4 million in additional management fees for the three months ended March 31, 2025. For detail regarding the fluctuations of management fees within each of our segments, see “—Results of Operations by Segment.”

Carried Interest Allocation. The following table sets forth carried interest allocation by segment ($ in millions):

	Three months ended March 31,
	2025	2024
Credit funds	$130.7	$219.6
Real Assets funds	3.2	(6.9)
Private Equity funds	37.0	(236.4)
Secondaries funds	(10.9)	(8.8)
Carried interest allocation	$160.0	$(32.5)

The activity was principally composed of the following:

Three months ended March 31, 2025	Three months ended March 31, 2024
Credit funds
•Primarily from four direct lending funds, one opportunistic credit fund and two alternative credit funds with $37.8 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our direct lending funds, Ares Capital Europe V, L.P. (“ACE V”), Ares Private Credit Solutions II, L.P. (“PCS II”) and Ares Capital Europe VI, L.P. (“ACE VI”) generated carried interest allocation of $46.3 million, $13.0 million and $26.6 million, respectively, driven by net investment income on an increasing invested capital base. Ares Capital Europe IV, L.P. (“ACE IV”) generated carried interest allocation of $13.3 million driven by net investment income during the period
◦Within our opportunistic credit funds, Ares Special Opportunities Fund II, L.P. (“ASOF II”) generated carried interest allocation of $21.0 million, driven by improved operating performance metrics from portfolio companies that operate in the services and retail industries
◦Within our alternative credit funds, Ares Pathfinder Fund, L.P. (“Pathfinder I”) and Ares Pathfinder Fund II, L.P. (“Pathfinder II”) generated carried interest allocation of $10.1 million and $21.6 million, respectively, driven by market appreciation of certain investments and net investment income during the period
•Reversal of unrealized carried interest allocation of $27.0 million and $24.7 million from Ares Special Situations Fund IV, L.P. (“SSF IV”) and Ares Special Opportunities Fund, L.P. (“ASOF I”), respectively, primarily due to the market depreciation of their investment in Savers Value Village, Inc. (“SVV”), driven by its lower stock price

•Primarily from four direct lending funds, one alternative credit fund and three opportunistic credit funds with $35.8 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our direct lending funds, PCS II, ACE V and ACE VI generated carried interest allocation of $71.3 million, $39.7 million and $7.7 million, respectively, driven by net investment income on an increasing invested capital base. ACE IV generated carried interest allocation of $15.7 million driven by net investment income during the period
◦Within our opportunistic credit funds, ASOF II generated carried interest allocation of $30.4 million, driven by improving operating performance of portfolio companies that operate in the retail and healthcare industries. SSF IV and ASOF I generated carried interest allocation of $29.8 million and $12.4 million, respectively, primarily due to market appreciation of their investment in SVV driven by its higher stock price
◦Within our alternative credit funds, Pathfinder I generated carried interest allocation of $7.7 million driven by market appreciation of certain investments and net investment income during the period

Real Assets funds
•Ares Infrastructure Debt Fund V, L.P. (“IDF V”) generated carried interest allocation of $10.3 million, driven by net investment income during the period
•Carried interest allocation of $5.1 million and $1.6 million generated from two U.S. real estate equity funds and Ares Energy Investors Fund V, L.P. (“EIF V”), respectively, primarily due to appreciation of certain investments
•Reversal of unrealized carried interest allocation of $1.3 million from Ares Climate Infrastructure Partners, L.P. (“ACIP I”) was driven by the lower valuation of certain investments

•Reversal of unrealized carried interest of $10.8 million from two European real estate equity funds, $4.4 million from Ares European Real Estate Fund IV SCSp. (“EF IV”) and $3.0 million from Ares Real Estate Opportunity Fund III, L.P. (“AREOF III”), driven by lower valuations of certain office, hotel, retail and industrial properties
•IDF V generated carried interest allocation of $12.8 million, driven by net investment income during the period

Private Equity funds
•Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”) and Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) generated carried interest allocation of $42.7 million and $6.6 million, respectively, primarily driven by improved operating performance metrics from portfolio companies that primarily operate in the healthcare, services, industrial and retail industries
•Reversal of unrealized carried interest allocation of $13.1 million from a private equity fund driven by lower operating performance from portfolio companies that primarily operate in the industrial and service industries

•Reversal of unrealized carried interest allocation of $244.3 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”) was driven by lower operating performance metrics of certain portfolio companies that primarily operate in the healthcare and energy industries
•ACOF VI generated carried interest allocation of $28.0 million, driven by appreciation across its investments in several portfolio companies that primarily operate in the services and retail industries and had positive operating performance during the period

Secondaries funds
•Reversal of unrealized carried interest of $10.9 million from Landmark Real Estate Fund VIII, L.P. (“LREF VIII”), primarily driven by the lower valuation of certain investments
•Reversal of unrealized carried interest of $9.3 million from Landmark Equity Partners XVI, L.P. (“LEP XVI”), due to the lower valuation of certain investments
•Landmark Equity Partners XVII, L.P. (“LEP XVII”) generated carried interest allocation of $6.0 million, driven by improved operating performance and appreciation of certain investments
•Reversal of unrealized carried interest of $4.7 million and $0.4 million from LEP XVI and LEP XVII, respectively, driven by depreciation across several investments

Incentive Fees. The following table sets forth incentive fees by segment ($ in millions):

	Three months ended March 31,
	2025	2024
Credit funds	$21.9	$2.0
Real Assets funds	0.4	3.7
Secondaries funds	9.7	3.0
Incentive fees	$32.0	$8.7
We earned higher incentive fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily from a European direct lending fund and from APMF. For further detail regarding the incentive fees within each of our segments, see discussion of fee related performance revenues and realized net performance income within “—Results of Operations by Segment.”
Principal Investment Income. For equity method investments where we serve as general partner, we present the activity of net realized and unrealized gains on investments and realized investment income together with net capital activity. The following tables present the change in fair value of our equity method investments where we serve as general partner ($ in millions):

As of December 31, 2024		Activity during the period				As of March 31, 2025
Cost Basis	Fair Value	Net Capital Activity	Change in Unrealized	Realized	Other Adjustments	Cost Basis	Fair Value
$451.4	$536.9	$45.7	$8.2	$14.0	$(0.1)	$514.1	$604.7
The activity for the three months ended March 31, 2025 was primarily attributable to:
•Principal investment income, primarily due to: (i) realized gains generated from various real estate debt and U.S. real estate equity funds; and (ii) interest income from newly admitted investors in an insurance fund, where capital account balances are reallocated from existing investors in exchange for interest to compensate for carrying costs
•Net capital activities driven by investments made in various real estate funds, partially offset by the return of capital associated with an investment in a European real estate debt fund

As of December 31, 2023		Activity during the period			As of March 31, 2024
Cost Basis	Fair Value	Net Capital Activity	Change in Unrealized	Realized	Cost Basis	Fair Value
$453.3	$535.3	$2.8	$1.1	$6.0	$461.6	$545.2
The activity for the three months ended March 31, 2024 was primarily attributable to:
•Principal investment income, primarily due to interest income from newly admitted investors in an insurance fund
•Net capital activities from investments in European direct lending, alternative credit and infrastructure debt funds, partially offset by transfers of capital investments within APAC credit funds to employee co-investment vehicles

Administrative, Transaction and Other Fees. The increase for the three months ended March 31, 2025 compared to the same period in 2024 was primarily driven by incremental fees following the completion of the GCP Acquisition. GCP International enhances our vertically integrated capabilities in real estate which enables us to generate additional leasing, development and property management fees. These fees contributed $13.6 million for the three months ended March 31, 2025.

The increase in fees over the comparative period was also driven by higher administrative service fees of $3.9 million primarily from private funds within our Credit Group that are based on invested capital and from our perpetual wealth vehicles.

Expenses

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Expenses
Compensation and benefits	$657,125	$412,951	$(244,174)	(59)%
Performance related compensation	122,633	(50,532)	(173,165)	NM
General, administrative and other expenses	227,914	170,928	(56,986)	(33)
Expenses of Consolidated Funds	6,656	5,146	(1,510)	(29)
Total expenses	$1,014,328	$538,493	(475,835)	(88)
Compensation and Benefits. In connection with the GCP Acquisition, various components of the agreed upon purchase price are required to be accounted for as compensation because the payments were made to certain individuals that became Ares employees following the GCP Acquisition. The GCP Acquisition contributed $151.0 million in incremental compensation and benefits for the three months ended March 31, 2025. The current quarter included equity-based compensation expense of $119.1 million from newly issued equity awards, including $108.8 million from the immediately vested portion of these awards. The three months ended March 31, 2025 also included: (i) one month of employment related costs of $17.9 million; (ii) other compensation costs of $8.8 million that were settled in cash at the close of the GCP Acquisition; and (iii) compensation expense of $5.2 million for certain contingent compensation arrangements established in connection with the GCP Acquisition. See “Note 8. Commitments and Contingencies” within our unaudited condensed consolidated financial statements for a further description of the contingent liabilities related to the GCP Acquisition arrangements.

Compensation and benefits, excluding the impact from the GCP Acquisition, increased by $93.2 million or 23% for the three months ended March 31, 2025 compared to the same period in 2024. The increase in expenses reflects the continued growth in salary and benefits for increased staff levels. The most significant expense increases were equity-based compensation, salary expense and payroll-related taxes. Equity-based compensation expense increased by $46.5 million from the prior year period as a result of newly issued unvested awards, magnified by our increased stock price. In addition, we accelerated expense for certain awards requiring no future service as retirement provisions have been achieved. These provisions increased expense by $25.0 million and $17.4 million for the three months ended March 31, 2025 and 2024, respectively.

The increase in compensation and benefits for the three months ended March 31, 2025 compared to the same period in 2024 was also driven by: (i) an increase in payroll-related taxes of $17.2 million, primarily due to the higher stock price associated with equity awards that vested during the current quarter; and (ii) an increase in salary expense of $12.7 million primarily attributable to headcount growth to support the expansion of our business.
Average headcount increased by 22% to 3,504 professionals for the year-to-date period in 2025 from 2,868 professionals in 2024. The acquisition of GCP International added 950 professionals to our period end headcount as of March 31, 2025, which represents an average of 316 professionals for the year-to-date period.
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
General, Administrative and Other Expenses. The GCP Acquisition has contributed $50.2 million in general, administrative and other expenses to the three months ended March 31, 2025. These expenses were driven by: (i) acquisition-related costs of $33.7 million; (ii) amortization expense of $8.8 million for the three months ended March 31, 2025 related to the intangible assets recorded in connection with the GCP Acquisition; and (iii) one month of operating costs of $7.7 million, including temporary transition services agreement in connection with the GCP Acquisition of $1.5 million. The impact from the GCP Acquisition has been excluded from the discussion below.
General, administrative and other expenses, excluding the impact from the GCP Acquisition, increased by $6.8 million or 4% for the three months ended March 31, 2025 compared to the same period in 2024. The increase in expenses reflects the continued growth to support staff levels and fundraising activities. The most significant expense increases were marketing costs, occupancy costs, information services costs and information technology costs.
Marketing costs include supplemental distribution fees and placement fees. Supplemental distribution fees increased by $8.7 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to ongoing development of our distribution relationships and expansion of our wealth product offerings, and also due to increases in sales volumes and net asset value of our wealth products. Conversely, placement fee expense decreased by $5.0 million for the three months ended March 31, 2025 compared to the same period in 2024. The activity for the three months ended March 31, 2025 primarily included placement fee expense of $5.6 million due to new commitments to our third opportunistic credit fund, while the three months ended March 31, 2024 primarily included placement fee expense of $9.1 million due to new commitments to Ares Senior Direct Lending Fund III, L.P. (“SDL III”).
In addition, occupancy costs, information services and information technology costs collectively increased by $7.9 million for the three months ended March 31, 2025 compared to the same period in 2024. The increases in these expenses were primarily to support our growing headcount and the expansion of our business, with occupancy costs also being impacted by the expansion of our New York office.
Other Income (Expense)

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Other income (expense)
Net realized and unrealized gains on investments	$268	$10,516	$(10,248)	(97)%
Interest and dividend income	17,656	5,382	12,274	228
Interest expense	(36,387)	(37,824)	1,437	4
Other income (expense), net	(10,714)	270	(10,984)	NM
Net realized and unrealized gains on investments of Consolidated Funds	88,406	34,424	53,982	157
Interest and other income of Consolidated Funds	160,072	257,276	(97,204)	(38)
Interest expense of Consolidated Funds	(152,740)	(207,866)	55,126	27
Total other income, net	$66,561	$62,178	4,383	7

Net Realized and Unrealized Gains on Investments; Interest and Dividend Income. For investments where we do not serve as general partner, we present the activity of net realized and unrealized gains on investments and interest and dividend income together with net capital activity. The following tables present the change in fair value of these investments ($ in millions):

As of December 31, 2024		Activity during the period				As of March 31, 2025
Cost Basis	Fair Value	Net Capital Activity	Net Realized and Unrealized Gains (Losses)	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$514.3	$616.3	$96.3	$0.3	$17.6	$0.4	$629.6	$730.9
The activity for the three months ended March 31, 2025 was primarily attributable to:
•Interest and dividend income, primarily due to: (i) interest income generated from our investments in CLOs; and (ii) $11.9 million of interest income earned from treasury-backed securities. Such treasury-backed securities were sold during the first quarter of 2025 and the proceeds from the sale were used to fund the GCP Acquisition. The interest income earned from treasury-backed securities will subside in future periods following the sale of these treasury-backed securities
•Net capital activities driven by investments made in various real estate funds and in our open-ended infrastructure fund, partially offset by the collection of principal associated with loans that we made within our real estate strategy

As of December 31, 2023		Activity during the period				As of March 31, 2024
Cost Basis	Fair Value	Net Capital Activity	Net Realized and Unrealized Gains (Losses)	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$591.1	$675.1	$(112.1)	$10.5	$5.4	$(0.4)	$481.7	$578.5

The activity for the three months ended March 31, 2024 was primarily attributable to:
•Unrealized gains from our strategic investments in a U.S. energy company, primarily as a result of the increase in value of our various common and preferred equity investments, as well as unrealized gains on our investments from: (i) APMF; (ii) certain strategic investments in a company that manages real estate owned properties; partially offset by (iii) unrealized losses from our strategic investment in a non-core insurance related investment and a company that manages portfolios of non-performing loans
•Interest and dividend income, primarily due to interest income generated from our investments in CLOs
•Net capital activity driven by the collection of principal associated with loans that we made within our real estate strategy

Interest Expense. Interest expense decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily because savings from the reduction in use of our Credit Facility exceeded the collective interest expense associated with our term debt obligations. The balance of our Credit Facility will vary with needs.

Other Income (Expense), Net. The activity for the three months ended March 31, 2025 and 2024 included transaction gains (losses) associated with currency fluctuations impacting the revaluation of assets and liabilities denominated in foreign currencies other than an entity’s functional currency. Transaction losses for the three months ended March 31, 2025 were primarily attributable to the U.S. dollar weakening against the British Pound and Euro and the associated impact on entities with functional currencies other than the U.S. dollar.

The purchase agreement in connection with the WSM Acquisition contains contingent consideration that is dependent on the achievement of revenue targets from the fundraising of a real estate equity fund and certain revenue targets associated with growing revenue sources from new business ventures. Other income (expense), net includes $2.3 million of expenses from the revaluation of these contingent liabilities for the three months ended March 31, 2025.

Income Tax Expense

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Income before taxes	$141,038	$231,048	$(90,010)	(39)%
Less: Income tax expense	17,537	27,233	9,696	36
Net income	$123,501	$203,815	(80,314)	(39)
The decrease in income tax expense was attributable to lower pre-tax income allocable to AMC for the three months ended March 31, 2025 compared to the same period in 2024 as the income attributed to redeemable and non-controlling interests is generally passed through to partners and not subject to corporate income taxes. As income tax expense also includes any taxes accrued in foreign or local jurisdictions, the calculation of total income taxes is sensitive to any changes in income subject to tax at the entity level.
The calculation of income taxes is also sensitive to any changes in weighted average daily ownership. The following table summarizes weighted average daily ownership:

	Three months ended March 31,
	2025	2024
AMC common stockholders	65.77%	62.32%
Non-controlling AOG unitholders	34.23	37.68
The change in ownership compared to the prior year period was primarily driven by the issuances of shares of Class A common stock in connection with exchanges of Ares Operating Group Units (“AOG Units”), the GCP Acquisition, the public offering that closed during the second quarter of 2024 (the “Offering”) and vesting of restricted unit awards.

Redeemable and Non-Controlling Interests

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Net income	$123,501	$203,815	$(80,314)	(39)%
Less: Net income attributable to non-controlling interests in Consolidated Funds	55,977	66,716	(10,739)	(16)
Net income attributable to Ares Operating Group entities	67,524	137,099	(69,575)	(51)
Less: Net income attributable to redeemable interest in Ares Operating Group entities	316	73	243	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	20,038	63,999	(43,961)	(69)
Net income attributable to Ares Management Corporation	47,170	73,027	(25,857)	(35)
Less: Series B mandatory convertible preferred stock dividends declared	25,313	—	(25,313)	NM
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$21,857	$73,027	(51,170)	(70)

The change in net income attributable to non-controlling interests in AOG entities compared to the prior year was a result of the respective changes in income before taxes and weighted average daily ownership, as presented above.
Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Expenses of the Consolidated Funds	$(6,656)	$(5,146)	$(1,510)	(29)%
Net realized and unrealized gains on investments of Consolidated Funds	88,406	34,424	53,982	157
Interest and other income of Consolidated Funds	160,072	257,276	(97,204)	(38)
Interest expense of Consolidated Funds	(152,740)	(207,866)	55,126	27
Income before taxes	89,082	78,688	10,394	13
Less: Income tax expense (benefit) of Consolidated Funds	2,002	(1,130)	(3,132)	NM
Net income	87,080	79,818	7,262	9
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	19,987	8,776	11,211	128
Other income, net attributable to Ares Management Corporation eliminated upon consolidation	(11,116)	(4,759)	6,357	134
General, administrative and other expense attributable to Ares Management Corporation eliminated upon consolidation	—	433	433	100
Net income attributable to non-controlling interests in Consolidated Funds	$55,977	$66,716	(10,739)	(16)
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
FRE and RI should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. We operate through our distinct operating segments. In the first quarter of 2025, we combined the presentation of real estate strategies and infrastructure strategies within Real Assets. Real estate includes Americas real estate equity, European real estate equity, APAC real estate equity and real estate debt. Americas real estate equity, which we had recently renamed from North American real estate equity, now includes the activities of Brazil following the GCP Acquisition. APAC real estate equity is newly established following the GCP Acquisition and primarily represents the activities in Japan and Vietnam. Infrastructure includes digital infrastructure, infrastructure opportunities and infrastructure debt. Digital infrastructure is newly established following the GCP Acquisition. The change in presentation did not result in any change to the historical composition of our segments.

Interest expense was historically allocated among our segments based only on the cost basis of our balance sheet investments. Beginning in the first quarter of 2025, we changed our interest expense allocation methodology to consider the growing sources of financing requirements, including the cost of acquisitions in addition to the cost basis of our balance sheet investments. Prior period amounts have been reclassified to conform to the current period presentation.

The following table sets forth FRE and RI by reportable segment and the OMG ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Fee Related Earnings:
Credit Group	$408,594	$352,417	$56,177	16%
Real Assets Group	74,279	46,518	27,761	60
Private Equity Group	14,307	15,371	(1,064)	(7)
Secondaries Group	40,584	25,605	14,979	59
Other	4,469	2,063	2,406	117
Operations Management Group	(174,957)	(140,304)	(34,653)	(25)
Fee Related Earnings	$367,276	$301,670	65,606	22
Realized Income:
Credit Group	$431,939	$356,228	$75,711	21%
Real Assets Group	87,597	43,939	43,658	99
Private Equity Group	10,227	11,557	(1,330)	(12)
Secondaries Group	39,671	17,586	22,085	126
Other	10,769	(262)	11,031	NM
Operations Management Group	(174,279)	(139,892)	(34,387)	(25)
Realized Income	$405,924	$289,156	116,768	40

Income before provision for income taxes is the GAAP financial measure most comparable to RI. The following table presents the reconciliation of income before taxes as reported within the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and the OMG ($ in thousands):

	Three months ended March 31,
	2025	2024
Income before taxes	$141,038	$231,048
Adjustments:
Depreciation and amortization expense	48,229	36,644
Equity compensation expense	257,862	92,421
Acquisition-related compensation expense(1)	21,999	5,504
Acquisition and merger-related expense	34,608	10,578
Placement fee adjustment	(6)	5,540
Other expense, net	2,526	131
Income before taxes of non-controlling interests in consolidated subsidiaries	(5,471)	(3,662)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(57,979)	(65,586)
Total performance (income) loss—unrealized	(64,443)	45,476
Total performance related compensation—unrealized	40,550	(64,514)
Total net investment income—unrealized	(12,989)	(4,424)
Realized Income	405,924	289,156
Total performance income—realized	(125,448)	(23,181)
Total performance related compensation—realized	84,416	13,156
Total net investment loss—realized	2,384	22,539
Fee Related Earnings	$367,276	$301,670

(1)Represents bonus payments, contingent liabilities (“earnouts”) and other costs in connection with various acquisitions that are recorded as compensation expense and are presented within compensation and benefits within our Condensed Consolidated Statements of Operations.

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

Results of Operations by Segment

Credit Group—Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Fee Related Earnings
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Management fees	$585,396	$510,966	$74,430	15%
Fee related performance revenues	18,395	755	17,640	NM
Other fees	10,598	9,911	687	7
Compensation and benefits	(164,747)	(134,849)	(29,898)	(22)
General, administrative and other expenses	(41,048)	(34,366)	(6,682)	(19)
Fee Related Earnings	$408,594	$352,417	56,177	16

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

The following table presents the components of and causes for changes in the Credit Group’s management fees for the three months ended March 31, 2025 compared to the prior year period ($ in millions):

Year-over-year Change
Perpetual capital vehicles:
Fees from ARCC, ASIF and CADC, excluding Part I Fees, due to increases in the average portfolio size of their portfolios	$34.9
Part I Fees from ASIF, CADC and our open-ended European direct lending fund driven by an increase in the average size of their portfolios	14.8
Fees from our open-ended European direct lending fund, excluding Part I Fees, due to the expiration of a fee waiver	5.2
Capital deployment in private funds:
Fees from SDL III, ACE VI and Pathfinder II, Ares Senior Direct Lending Fund II, L.P. (“SDL II”) and ASOF II	29.2
Distributions that reduced the fee base of ACE IV, ASOF I and Ares Senior Direct Lending Fund, L.P. (“SDL I”) as the funds are past their investment periods	(11.3)
Cumulative effect of other changes	1.6
Total	$74.4

The decrease in effective management fee rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to deployment in certain funds within our U.S. direct lending and alternative credit strategies, which have effective management fee rates lower than the average effective management fee rate of funds within the Credit Group.

Fee Related Performance Revenues. The increase in fee related performance revenues for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to higher incentive fees earned from a European direct lending fund that crystallized a deferred payment due to the restructuring of its hold back provisions during the first quarter of 2025.

Compensation and Benefits. The increase in compensation and benefits for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by (i) higher fee related performance compensation of $12.8 million, corresponding to the increase in fee related performance revenues; (ii) an increase in payroll-related taxes of $8.1 million, primarily due to the higher stock price associated with equity awards that vested during the current quarter; and (iii) higher Part I Fee compensation of $6.4 million, corresponding to the increase in Part I Fees. For the three months ended March 31, 2025 and 2024, we reduced Part I Fee compensation by $4.8 million and $1.2 million, respectively, to reclaim a portion of the supplemental distribution fees that we paid to distribution partners.

Average headcount increased by 7% to 698 investment and investment support professionals for the year-to-date period in 2025 from 650 professionals in 2024 to support our growing direct lending and alternative credit platforms.

General, Administrative and Other Expenses. The increase in general, administrative and other expenses was primarily due to costs incurred to support distribution of shares in our perpetual wealth vehicles. Supplemental distribution fees were $11.5 million for the three months ended March 31, 2025 and increased by $6.5 million for the three months ended March 31, 2025 compared to the same period in 2024 as we continue to develop our distribution relationships and expand our wealth product offerings.

Additionally, certain expenses increased during the current period, including occupancy costs, information services and information technology costs. These expenses collectively increased by $2.9 million for the three months ended March 31, 2025 compared to the same period in 2024 to support our growing headcount and the expansion of our business.

Realized Income

The following table presents the components of the Credit Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Fee Related Earnings	$408,594	$352,417	$56,177	16%
Performance income—realized	54,112	16,766	37,346	223
Performance related compensation—realized	(34,258)	(8,734)	(25,524)	(292)
Realized net performance income	19,854	8,032	11,822	147
Investment income—realized	5,379	1,765	3,614	205
Interest income	4,420	2,767	1,653	60
Interest expense	(6,308)	(8,753)	2,445	28
Realized net investment income (loss)	3,491	(4,221)	7,712	NM
Realized Income	$431,939	$356,228	75,711	21

The Credit Group’s realized activities were principally composed of and caused by the following:

Three months ended March 31, 2025	Three months ended March 31, 2024
Realized net performance income
Carried interest from:
•Aggregate tax distributions of $17.2 million primarily from ACE IV, ACE V and an alternative credit fund
Incentive fees from:
•Incentive fees of $1.0 million, primarily generated from a U.S. direct lending fund

Carried interest from:
•Aggregate tax distributions of $4.3 million primarily from Ares Private Credit Solutions, L.P. (“PCS I”) and an alternative credit fund
Incentive fees from:
•Incentive fees of $1.6 million primarily from two U.S. direct lending funds and an alternative credit fund

Realized investment income and interest income
•Distributions of investment income of $3.0 million generated from three liquid credit vehicles that are invested in the subordinated notes of CLOs and from our investment in SSF IV
•Interest income earned on treasury-backed securities of $2.9 million
•Interest income generated from nine CLO investments of $1.4 million

•Distributions of investment income of $2.0 million generated from four liquid credit vehicles that are invested in the subordinated notes of CLOs
•Interest income generated from 14 CLO investments of $1.5 million

The change in allocated interest expense for the Credit Group over the comparative period is consistent with the change in interest expense as presented within our consolidated results of operations. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations of the Company” for further discussion of the changes in consolidated interest expense.

Credit Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of March 31, 2025			As of December 31, 2024
	2025			2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
Pathfinder I	$198.2	$168.5	$29.7	$191.4	$165.7	$25.7
ASOF I	293.7	205.8	87.9	318.4	223.2	95.2
ASOF II	279.2	196.4	82.8	258.2	181.4	76.8
PCS I	129.3	76.4	52.9	130.1	76.9	53.2
PCS II	184.6	109.4	75.2	171.4	101.5	69.9
ACE IV	172.5	112.0	60.5	168.8	109.6	59.2
ACE V	311.9	197.1	114.8	286.6	180.9	105.7
ACE VI	97.6	61.7	35.9	71.1	44.8	26.3
Other credit funds	324.6	207.4	117.2	332.0	207.0	125.0
Total Credit Group	$1,991.6	$1,334.7	$656.9	$1,928.0	$1,291.0	$637.0

The following table presents the change in accrued performance income for the Credit Group ($ in millions):

		As of December 31, 2024	Activity during the period			As of March 31, 2025
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
Pathfinder I	European	$191.4	$10.1	$(3.3)	$—	$198.2
ASOF I	European	318.4	(24.7)	—	—	293.7
ASOF II	European	258.2	21.0	—	—	279.2
PCS I	European	130.1	(0.8)	—	—	129.3
PCS II	European	171.4	13.0	—	0.2	184.6
ACE IV	European	168.8	13.3	(9.5)	(0.1)	172.5
ACE V	European	286.6	46.3	(20.8)	(0.2)	311.9
ACE VI	European	71.1	26.6	—	(0.1)	97.6
Other credit funds	European	292.6	14.3	(17.2)	(5.9)	283.8
Other credit funds	American	39.4	11.6	0.2	(10.4)	40.8
Total accrued carried interest		1,928.0	130.7	(50.6)	(16.5)	1,991.6
Other credit funds	Incentive	—	3.5	(3.5)	—	—
Total Credit Group		$1,928.0	$134.2	$(54.1)	$(16.5)	$1,991.6

Credit Group—Assets Under Management

The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2024	$46,895	$41,565	$14,964	$159,129	$74,560	$11,470	$275	$348,858
Net new par/equity commitments	459	560	1,072	2,983	856	14	—	5,944
Net new debt commitments	1,005	—	—	3,815	—	—	—	4,820
Capital reductions	(1,920)	(277)	(175)	(943)	—	(99)	—	(3,414)
Distributions	(29)	(862)	(142)	(1,232)	(973)	(32)	—	(3,270)
Redemptions	(260)	—	—	(121)	—	—	—	(381)
Net allocations among investment strategies	—	1,309	—	—	—	—	—	1,309
Change in fund value	396	612	(71)	1,119	3,044	107	3	5,210
Balance at 3/31/2025	$46,546	$42,907	$15,648	$164,750	$77,487	$11,460	$278	$359,076

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2023	$47,299	$33,886	$14,554	$123,073	$68,264	$11,920	$354	$299,350
Net new par/equity commitments	695	1,828	—	2,462	2,692	—	58	7,735
Net new debt commitments	994	—	—	4,836	662	(380)	—	6,112
Capital reductions	(1,134)	—	—	(553)	51	151	—	(1,485)
Distributions	(45)	(438)	(289)	(1,487)	(1,199)	(105)	—	(3,563)
Redemptions	(1,695)	—	—	(720)	(102)	—	—	(2,517)
Net allocations among investment strategies	—	668	—	—	150	—	(103)	715
Change in fund value	133	537	291	1,570	(317)	77	1	2,292
Balance at 3/31/2024	$46,247	$36,481	$14,556	$129,181	$70,201	$11,663	$310	$308,639

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated in a subsequent period as commitments to an investment strategy.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $359.1	AUM: $308.6

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $14.1 billion and $14.7 billion of AUM of funds from which we indirectly earn management fees as of March 31, 2025 and 2024, respectively, and includes $2.0 billion and $1.7 billion of non-fee paying AUM from our general partner and employee commitments as of March 31, 2025 and 2024, respectively.

Credit Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2024	$44,629	$29,384	$7,899	$86,415	$35,786	$5,032	$209,145
Commitments	2,189	—	—	3,641	634	14	6,478
Deployment/subscriptions/increase in leverage	9	1,467	428	3,552	1,906	369	7,731
Capital reductions	(1,920)	—	—	(1,641)	(49)	—	(3,610)
Distributions	(34)	(539)	(22)	(1,897)	(531)	(271)	(3,294)
Redemptions	(247)	—	—	(121)	(80)	—	(448)
Net allocations among investment strategies	—	1,172	—	—	—	—	1,172
Change in fund value	(88)	(18)	—	440	1,085	1	1,420
Change in fee basis	—	—	—	—	(332)	(31)	(363)
Balance at 3/31/2025	$44,538	$31,466	$8,305	$90,389	$38,419	$5,114	$218,231

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2023	$46,140	$23,218	$8,490	$67,596	$34,246	$5,590	$185,280
Commitments	1,223	—	—	2,549	6	—	3,778
Deployment/subscriptions/increase in leverage	—	1,233	340	3,474	1,875	299	7,221
Capital reductions	(967)	—	—	(1,324)	(455)	(18)	(2,764)
Distributions	(46)	(373)	(246)	(2,423)	(250)	(324)	(3,662)
Redemptions	(1,695)	—	—	(88)	(366)	—	(2,149)
Net allocations among investment strategies	—	886	—	—	—	—	886
Change in fund value	367	22	—	603	(478)	29	543
Change in fee basis	—	—	—	—	693	—	693
Balance at 3/31/2024	$45,022	$24,986	$8,584	$70,387	$35,271	$5,576	$189,826

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $218.2	FPAUM: $189.8

Invested capital	Market value(1)	Collateral balances (at par)	Capital commitments

(1)Includes $50.4 billion and $36.8 billion from funds that primarily invest in illiquid strategies as of March 31, 2025 and 2024, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of March 31, 2025

ARCC contributed approximately 32% of the Credit Group’s total management fees for the three months ended March 31, 2025. In addition, the Credit Group’s other significant funds, which are presented in the tables below, collectively contributed approximately 38% of the Credit Group’s management fees for the three months ended March 31, 2025.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of March 31, 2025 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
ARCC(2)	2004	$33,020	N/A	2.1	N/A	12.1	U.S. Direct Lending
CADC(3)	2017	7,749	N/A	1.0	N/A	6.8	U.S. Direct Lending
Open-ended core alternative credit fund(4)	2021	6,219	2.9	2.2	11.6	8.7	Alternative Credit
ASIF(3)	2023	16,319	N/A	1.4	N/A	11.1	U.S. Direct Lending

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
(4)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. The fund is made up of a Main Class (“Class M”) and a Constrained Class (“Class C”). Class M includes investors electing to participate in all investments and Class C includes investors electing to be excluded from exposure to liquid investments. Returns presented in the table are for onshore Class M. The current quarter gross and net returns for Class M (offshore) are 3.0% and 2.1%, respectively. The since inception gross and net returns for Class M (offshore) are 11.6% and 8.2%, respectively. The current quarter gross and net returns for Class C (offshore) are 2.5% and 1.8%, respectively. The since inception gross and net returns for Class C (offshore) are 11.2% and 8.0%, respectively.

The following table presents the performance data of the Credit Group’s significant drawdown funds as of March 31, 2025 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
ACE IV Unlevered(7)	2018	$8,274	$2,851	$2,190	$1,534	$1,324	$2,858	1.4x	1.3x	8.2	5.9	European Direct Lending
ACE IV Levered(7)			4,819	3,728	2,564	2,721	5,285	1.6x	1.4x	11.2	8.0
Pathfinder I	2020	4,066	3,683	3,177	775	3,340	4,115	1.4x	1.3x	14.7	10.6	Alternative Credit
SDL II Unlevered	2021	16,532	1,989	1,615	311	1,616	1,927	1.2x	1.2x	11.9	9.4	U.S. Direct Lending
SDL II Levered			6,047	4,531	1,366	4,514	5,880	1.4x	1.3x	18.7	14.2
Funds Deploying Capital
PCS II	2020	6,095	5,114	3,751	947	3,836	4,783	1.3x	1.2x	12.3	8.4	U.S. Direct Lending
ACE V Unlevered(8)	2020	16,759	7,026	5,413	1,237	5,374	6,611	1.3x	1.2x	11.1	8.3	European Direct Lending
ACE V Levered(8)			6,376	4,898	1,735	5,003	6,738	1.4x	1.3x	15.7	11.6
ASOF II	2021	8,709	7,128	5,322	20	6,629	6,649	1.4x	1.3x	17.7	12.8	Opportunistic Credit
ACE VI Unlevered(9)	2022	20,642	7,439	1,717	55	1,787	1,842	1.1x	1.1x	17.3	12.4	European Direct Lending
ACE VI Levered(9)			9,667	3,522	192	3,736	3,928	1.2x	1.1x	20.4	14.5
SDL III Unlevered	2023	24,442	3,311	932	23	956	979	1.1x	1.1x	NM	NM	U.S. Direct Lending
SDL III Levered			11,959	2,523	115	2,683	2,798	1.2x	1.1x	NM	NM

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
(7)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered and one feeder fund: ACE IV (D) Levered. ACE IV (E) Levered includes the ACE IV (D) Levered feeder fund. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered exclude the U.S. dollar denominated feeder fund. The gross and net IRR for ACE IV (G) Unlevered are 9.7% and 7.1%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE IV (G) Levered are 12.6% and 9.0%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.6x and 1.5x, respectively. The gross and net IRR for ACE IV (D) Levered are 12.7% and 9.3%, respectively. The gross and net MoIC for ACE IV (D) Levered are 1.7x and 1.5x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered, and two feeder funds: ACE V (D) Levered and ACE V (Y) Unlevered. ACE V (E) Levered includes the ACE V (D) Levered feeder fund and ACE V (E) Unlevered includes the ACE V (Y) Unlevered feeder fund. The gross and net IRR and gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Levered exclude the ACE V (D) Levered feeder fund and metrics for ACE V (E) Unlevered exclude the ACE V (Y) Unlevered feeder fund. The gross and net IRR for ACE V (G) Unlevered are 12.6% and 9.5%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.4x and 1.3x, respectively. The gross and net IRR for ACE V (G) Levered are 16.7% and 12.2%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.5x and 1.3x, respectively. The gross and net IRR for ACE V (D) Levered are 15.7% and 11.8%, respectively. The gross and net MoIC for ACE V (D) Levered are 1.5x and 1.3x, respectively. The gross and net IRR for ACE V (Y) Unlevered are 11.1% and 8.1%, respectively. The gross and net MoIC for ACE V (Y) Unlevered are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)ACE VI is made up of six parallel funds, four denominated in Euros and two denominated in pound sterling: ACE VI (E) Unlevered, ACE VI (E) II Unlevered, ACE VI (G) Unlevered, ACE VI (E) Levered, ACE VI (E) II Levered, and ACE VI (G) Levered, and three feeder funds: ACE VI (D) Levered, ACE VI (Y) Unlevered and ACE VI (D) Rated Notes. ACE VI (E) II Levered includes ACE VI (D) Levered feeder fund and ACE VI (E) II Unlevered includes ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR and gross and net MoIC presented in the table are for ACE VI (E) Unlevered and ACE VI (E) Levered. Metrics for ACE VI (E) II Levered exclude the ACE VI (D) Levered feeder fund and metrics for ACE VI (E) II Unlevered exclude ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR for ACE VI (G) Unlevered are 12.7% and 8.5%, respectively. The gross and net MoIC for ACE VI (G) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (G) Levered are 29.4% and 17.0%, respectively. The gross and net MoIC for ACE VI (G) Levered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE VI (E) II Unlevered are 20.4% and 15.8%, respectively. The gross and net MoIC for ACE VI (E) II Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (E) II Levered are 24.6% and 17.5%, respectively. The gross and net MoIC for ACE VI (E) II Levered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE VI (D) Levered are 23.5% and 17.6%, respectively. The gross and net MoIC for ACE VI (D) Levered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE VI (Y) Unlevered are 10.7% and 6.9%, respectively. The gross and net MoIC for ACE VI (Y) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (D) Rated Notes are 20.4% and 11.9%, respectively. The gross and net MoIC for ACE VI (D) Rated Notes are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE VI Unlevered and ACE VI Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Real Assets Group—Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Fee Related Earnings
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Management fees	$130,453	$93,814	$36,639	39%
Other fees	21,380	5,075	16,305	NM
Compensation and benefits	(56,702)	(37,918)	(18,784)	(50)
General, administrative and other expenses	(20,852)	(14,453)	(6,399)	(44)
Fee Related Earnings	$74,279	$46,518	27,761	60

Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

$130.5
$3.8
$4.9
$5.1
$20.6
$96.1
$93.8
$0.2
$0.4
$93.2
Q1 2025
Q1 2024
Effective management fee rate
0.92%
0.93%
Fees from funds in existence in both periods
Fees from GCP Acquisition
Fees from WSM Acquisition
Fees from funds launched subsequent to Q1 2024
Fees from funds that no longer pay fees in Q1 2025
Catch-up fees

The following table presents the components of and causes for changes in the Real Assets Group’s management fees for the three months ended March 31, 2025 compared to the prior year period ($ in millions):

Year-over-year Change
Fees from the GCP Acquisition effective March 1, 2025, including catch-up fees of $3.7 million from U.S. Logistics Partners V, L.P.	$24.3
Fees from the WSM Acquisition effective December 1, 2024	5.1
Capital commitments:
Fees from Ares U.S. Real Estate Opportunity Fund IV, L.P. (“AREOF IV”) and our second climate infrastructure fund	2.7
Fees from our fourth European value-add real estate equity fund and 11th U.S. real estate equity fund, which launched subsequent to the first quarter of 2024	2.6
Fees from our diversified non-traded REIT, driven by additional capital raised	1.4
Cumulative effect of other changes	0.5
Total	$36.6

The decrease in effective management fee rate for the three months ended March 31, 2025 compared to the same period in 2024 was primarily driven by lower effective management fee rates from funds that we manage as a result of the GCP Acquisition. Certain of these funds pay management fees based on net operating income and we present the associated effective management fee rates as a percentage of fund assets, which could result in greater variability in the Real Assets Group’s effective management fee rate. In addition, due to the vertically integrated capabilities of the acquired platform, we expect the size and composition of other fees earned from these funds will increase relative to management fees.
Other Fees. The increase in other fees for the three months ended March 31, 2025 compared to the same period in 2024 was driven by incremental fees following the completion of the GCP Acquisition. The GCP Acquisition enhances our vertically integrated capabilities, which enables us to generate additional property-related fees. In March 2025, we earned $13.6 million of property-related fees from funds that we now manage following the GCP Acquisition. Excluding the impact of the GCP Acquisition, other fees increased by $1.9 million, or 37%, primarily due to higher development fees from increased activity within certain U.S. real estate equity funds.
Compensation and Benefits. The three months ended March 31, 2025 included one month of activity following the completion of the GCP Acquisition. Headcount growth attributable to the GCP Acquisition contributed $13.5 million in employment related costs to the three months ended March 31, 2025. The impact from the GCP Acquisition has been excluded from the discussion below.
The increase in compensation and benefits for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was also driven by (i) an increase in payroll-related taxes of $3.0 million, primarily due to the higher stock price associated with equity awards that vested during the current quarter; and (ii) an increase in salary expenses of $2.0 million, primarily attributable to headcount growth to support the expansion of our business.
Average headcount increased by 71% to 645 investment and investment support professionals for the year-to-date period in 2025 from 378 professionals for the same period in 2024. The acquisition of GCP International added 683 professionals to our period end headcount as of March 31, 2025, which represents an average of 227 professionals for the year-to-date period.
General, Administrative and Other Expenses. The GCP Acquisition has contributed $3.5 million in general, administrative and other expenses to the three months ended March 31, 2025. These expenses were driven by travel and marketing expenses and occupancy costs. These expenses collectively contributed $1.9 million to the three months ended March 31, 2025. The impact from the GCP Acquisition has been excluded from the discussion below.
The increase in general, administrative and other expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was also driven by marketing and fundraising activities, including supplemental distribution fees charged in connection with an amended servicing arrangement that became effective subsequent to the first quarter of 2024. Supplemental distribution fees increased by $1.3 million for the three months ended March 31, 2025 compared to the same period in 2024. Marketing expenses for the comparative period also increased by $1.3 million driven by investor events held during the current quarter and non-reimbursable fund formation costs for certain real estate debt funds.

Realized Income

The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Fee Related Earnings	$74,279	$46,518	$27,761	60%
Performance income—realized	65,305	3,677	61,628	NM
Performance related compensation—realized	(46,807)	(2,228)	(44,579)	NM
Realized net performance income	18,498	1,449	17,049	NM
Investment income—realized	7,919	2,678	5,241	196
Interest income	2,618	700	1,918	274
Interest expense	(15,717)	(7,406)	(8,311)	(112)
Realized net investment loss	(5,180)	(4,028)	(1,152)	(29)
Realized Income	$87,597	$43,939	43,658	99

The Real Assets Group’s realized activities were principally composed of and caused by the following:

Three months ended March 31, 2025	Three months ended March 31, 2024
Realized net performance income
Carried interest from:
•Tax distributions of $12.6 million from EIF V
•Distributions of $2.8 million from U.S. Real Estate Fund VIII, L.P. (“US VIII”) and a U.S. real estate equity fund, which are both European-style waterfall funds that are past their investment periods and monetizing investments
•Realized gains of $2.1 million from the sale of an ACIP I co-investment vehicle’s investment in a renewable energy company

Incentive fees from:
•Incentive fees of $1.4 million generated from a U.S. open-ended industrial real estate fund that varies based upon a three-year measurement period calculated for each fund investor

Realized investment income and interest income
•Distributions of investment income of $5.6 million, primarily from our real estate debt funds •Interest income earned on treasury-backed securities of $2.1 million	•Distributions of investment income of $3.1 million, primarily from a European real estate debt fund
Interest expense increased over the comparative period primarily due to financing costs incurred in connection with the GCP Acquisition. Interest expense is allocated among our segments primarily based on the cost basis of our balance sheet investments and the cost of acquisitions. The financing costs to complete the GCP Acquisition resulted in a greater allocation of interest expense to the Real Assets Group in the current quarter. We expect that interest expense allocated to the Real Assets Group will remain elevated in the current year periods as the expense attributable to the GCP Acquisition will remain fully allocated to the Real Assets Group.

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of March 31, 2025			As of December 31, 2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US IX	101.9	63.2	38.7	99.8	61.9	37.9
EIF V	73.1	54.6	18.5	121.3	90.7	30.6
IDF V	129.4	79.1	50.3	113.7	69.3	44.4
ACIP I	91.1	62.7	28.4	97.7	66.8	30.9
Other real assets funds	135.5	85.4	50.1	135.8	85.7	50.1
Total Real Assets Group	$531.0	$345.0	$186.0	$568.3	$374.4	$193.9

The following table presents the change in accrued performance income for the Real Assets Group ($ in millions):

		As of December 31, 2024	Activity during the period			As of March 31, 2025
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US IX	European	99.8	2.1	—	—	101.9
EIF V	European	121.3	1.6	(49.8)	—	73.1
IDF V	European	113.7	10.3	—	5.4	129.4
ACIP I	European	97.7	(1.3)	(5.3)	—	91.1
Other real assets funds	European	97.2	5.8	(9.8)	0.2	93.4
Other real assets funds	American	38.6	3.5	—	—	42.1
Total accrued carried interest		568.3	22.0	(64.9)	5.6	531.0
Other real assets funds	Incentive	—	0.4	(0.4)	—	—
Total Real Assets Group		$568.3	$22.4	$(65.3)	$5.6	$531.0

Real Assets Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	Real Estate(1)	Infrastructure(2)	Total Real Assets Group
Balance at 12/31/2024	$58,246	$17,052	$75,298
Acquisitions	43,273	2,008	45,281
Net new par/equity commitments	1,403	1,058	2,461
Net new debt commitments	2,447	167	2,614
Capital reductions	(768)	—	(768)
Distributions	(791)	(667)	(1,458)
Redemptions	(159)	—	(159)
Net allocations among investment strategies	(27)	27	—
Change in fund value	816	102	918
Balance at 3/31/2025	$104,440	$19,747	$124,187

	Real Estate(1)	Infrastructure(2)	Total Real Assets Group
Balance at 12/31/2023	$49,715	$15,698	$65,413
Net new par/equity commitments	309	99	408
Capital reductions	(128)	—	(128)
Distributions	(273)	(573)	(846)
Redemptions	(434)	—	(434)
Change in fund value	(436)	127	(309)
Balance at 3/31/2024	$48,753	$15,351	$64,104

(1)In the first quarter of 2025, we combined the presentation of real estate strategies within Real Assets. Real estate includes Americas real estate equity, European real estate equity, APAC real estate equity and real estate debt.
(2)In first quarter of 2025, we combined the presentation of infrastructure strategies within Real Assets. Infrastructure includes digital infrastructure, infrastructure opportunities and infrastructure debt.

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $124.2	AUM: $64.1

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.5 billion and $0.6 billion of non-fee paying AUM from our general partner and employee commitments as of March 31, 2025 and 2024, respectively.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	Real Estate(1)	Infrastructure(2)	Total Real Assets Group
Balance at 12/31/2024	$32,896	$11,192	$44,088
Acquisitions	30,178	289	30,467
Commitments	890	178	1,068
Deployment/subscriptions/increase in leverage	717	792	1,509
Capital reductions	(42)	—	(42)
Distributions	(551)	(852)	(1,403)
Redemptions	(159)	—	(159)
Net allocations among investment strategies	(27)	27	—
Change in fund value	596	(316)	280
Change in fee basis	258	359	617
Balance at 3/31/2025	$64,756	$11,669	$76,425

	Real Estate(1)	Infrastructure(2)	Total Real Assets Group
Balance at 12/31/2023	$30,310	$11,028	$41,338
Commitments	296	—	296
Deployment/subscriptions/increase in leverage	467	395	862
Capital reductions	(12)	—	(12)
Distributions	(229)	(77)	(306)
Redemptions	(434)	—	(434)
Change in fund value	(402)	(2)	(404)
Change in fee basis	(504)	—	(504)
Balance at 3/31/2024	$29,492	$11,344	$40,836

(1)In the first quarter of 2025, we combined the presentation of real estate strategies within Real Assets. Real estate includes Americas real estate equity, European real estate equity, APAC real estate equity and real estate debt.
(2)In first quarter of 2025, we combined the presentation of infrastructure strategies within Real Assets. Infrastructure includes digital infrastructure, infrastructure opportunities and infrastructure debt.

The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $76.4	FPAUM: $40.8

Invested capital/other(1)	GAV	Market value(2)	Capital commitments

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Real Assets Group—Fund Performance Metrics as of March 31, 2025

The significant funds presented in the tables below collectively contributed approximately 37% of the Real Assets Group’s management fees for the three months ended March 31, 2025.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Assets Group as of March 31, 2025 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
Diversified non-traded REIT(2)	2012	$5,949	N/A	2.4	N/A	6.2	Real Estate
J-REIT(3)	2012	7,900	N/A	N/A	N/A	13.6	Real Estate
Industrial non-traded REIT(4)	2017	7,458	N/A	2.4	N/A	8.6	Real Estate
U.S. open-ended industrial real estate fund(5)	2017	5,226	1.7	1.4	17.2	14.0	Real Estate
Japanese open-ended industrial real estate fund	2020	3,748	2.4	2.2	14.0	12.1	Real Estate

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
(3)Performance is measured by total return, which includes income and appreciation and reinvestment of all distributions for the respective time period. Actual individual stockholder returns will vary. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at NAV on the semi-annual period-end date. NAVs are calculated semi-annually in February and August, and therefore, only the since inception return is presented. The inception date used in the calculation of the since inception return is the date in which the fund's investment units began to be listed on the Tokyo Stock Exchange. The since inception return is calculated based on the most recent NAV date. Additional information related to J-REIT can be found in its materials posted to its website, which are not part of this report.
(4)Performance is measured by total return, which includes income and appreciation and reinvestment of all distributions for the respective time period. Returns are shown for institutional share class. Shares of other classes may have lower returns due to higher selling commissions and fees. Actual individual stockholder returns will vary. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution.
(5)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. Gross returns do not reflect the deduction of management fees, incentive fees, as applicable, or other expenses. Net returns are calculated by subtracting the applicable management fees, incentive fees, as applicable and other expenses from the gross returns on a quarterly basis.

The following table presents the performance data of the Real Assets Group’s significant drawdown funds as of March 31, 2025 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
EIP II(7)	2020	$3,695	$1,839	$1,645	$184	$1,623	$1,807	1.2x	1.1x	3.0	2.6	Real Estate
Fund Deploying Capital
IDF V(8)	2020	4,993	4,585	3,859	922	3,668	4,590	1.3x	1.2x	12.9	10.1	Infrastructure

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
(7)EIP II is a Euro-denominated fund. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for EIP II are converted to U.S. Dollars at the prevailing quarter-end exchange rate.
(8)IDF V is made up of U.S. Dollar hedged, Euro unhedged, GBP hedged, Yen hedged, and single investor parallel funds. The gross and net IRR and MoIC presented in the table are for the U.S. Dollar hedged parallel fund. The gross and net IRR for the single investor U.S. Dollar parallel fund are 10.8% and 8.4%, respectively. The gross and net MoIC for the single investor U.S. Dollar parallel fund are 1.2x and 1.2x, respectively. The gross and net IRR for the Euro unhedged parallel fund are 12.7% and 9.8%, respectively. The gross and net MoIC for the Euro unhedged parallel fund are 1.3x and 1.2x, respectively. The gross and net IRR for the GBP hedged parallel fund are 12.4% and 9.4%, respectively. The gross and net MoIC for the GBP hedged parallel fund are 1.2x and 1.2x, respectively. The gross and net IRR for the Yen hedged parallel fund are 8.7% and 6.1%, respectively. The gross and net MoIC for the Yen hedged parallel fund are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for IDF V are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Private Equity Group—Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Fee Related Earnings
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Management fees	$31,998	$34,933	$(2,935)	(8)%
Other fees	397	439	(42)	(10)
Compensation and benefits	(13,831)	(14,785)	954	6
General, administrative and other expenses	(4,257)	(5,216)	959	18
Fee Related Earnings	$14,307	$15,371	(1,064)	(7)

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):

The following table presents the components of and causes for changes in the Private Equity Group’s management fees for the three months ended March 31, 2025 compared to the prior year period ($ in millions):

Year-over-year Change
Corporate private equity extended value fund that stopped paying fees at the end of the fourth quarter of 2024	(1.7)
Cumulative effect of other changes	(1.2)
Total	$(2.9)

The increase in effective management fee rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by a corporate private equity extended fund that stopped paying fees at the end of the fourth quarter of 2024 and had a lower effective management fee rate than the average effective management fee rate of funds within the Private Equity Group.

Compensation and Benefits. The change in compensation and benefits largely reflects the decrease in salary expense and incentive-based compensation, partially offset by an increase in payroll-related taxes of $0.6 million, primarily due to the higher stock price associated with equity awards that vested during the first quarter of 2025. Average headcount decreased by 2% to 104 investment and investment support professionals for the year-to-date period in 2025 from 106 professionals in 2024.

General, Administrative and Other Expenses. The decrease in general, administrative and other expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily attributable to lower professional service fees incurred during the current quarter.

Realized Income
The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Fee Related Earnings	$14,307	$15,371	$(1,064)	(7)%
Performance income—realized	6,031	2,738	3,293	120
Performance related compensation—realized	(3,351)	(2,194)	(1,157)	(53)
Realized net performance income	2,680	544	2,136	NM
Investment income (loss)—realized	(4,602)	298	(4,900)	NM
Interest income	2,022	6	2,016	NM
Interest expense	(4,180)	(4,662)	482	10
Realized net investment loss	(6,760)	(4,358)	(2,402)	(55)
Realized Income	$10,227	$11,557	(1,330)	(12)

The Private Equity Group’s realized activities were principally composed of and caused by the following:

Three months ended March 31, 2025	Three months ended March 31, 2024
Realized net performance income
Carried interest from: •Realized gains from Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”)’s investment in an energy company	Carried interest from: •Realized gains from ACOF IV’s investment in an energy company
Realized investment income (loss) and interest income
•Realized investment loss from Ares Corporate Opportunities Fund III, L.P. as the fund continues to liquidate its remaining assets •Interest income earned on treasury-backed securities	•Nothing noteworthy
The change in allocated interest expense for the Private Equity Group over the comparative period is consistent with the change in interest expense as presented within our consolidated results of operations. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations of the Company” for further discussion of the changes in consolidated interest expense.

Private Equity Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in millions):

	As of March 31, 2025			As of December 31, 2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF IV	$167.4	$134.1	$33.3	$166.8	$133.6	$33.2
ACOF VI	565.8	479.5	86.3	523.1	442.8	80.3
Other funds	8.6	7.5	1.1	20.9	14.8	6.1
Total Private Equity Group	$741.8	$621.1	$120.7	$710.8	$591.2	$119.6
The following table presents the change in accrued carried interest for the Private Equity Group ($ in millions):

		As of December 31, 2024	Activity during the period		As of March 31, 2025
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
ACOF IV	American	$166.8	$6.6	$(6.0)	$167.4
ACOF VI	American	523.1	42.7	—	565.8
Other funds	European	13.1	(12.5)	—	0.6
Other funds	American	7.8	0.2	—	8.0
Total Private Equity Group		$710.8	$37.0	$(6.0)	$741.8

Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Other(1)	Total Private Equity Group
Balance at 12/31/2024	$21,064	$2,977	$—	$24,041
Net new par/equity commitments	959	16	—	975
Capital reductions	(36)	—	—	(36)
Distributions	(149)	—	—	(149)
Change in fund value	64	(168)	—	(104)
Balance at 3/31/2025	$21,902	$2,825	$—	$24,727

	Corporate Private Equity	APAC Private Equity	Other(1)	Total Private Equity Group
Balance at 12/31/2023	$20,998	$3,414	$139	$24,551
Net new par/equity commitments	254	3	58	315
Capital reductions	(2)	—	—	(2)
Distributions	(25)	(11)	—	(36)
Redemptions	—	(2)	—	(2)
Net allocations among investment strategies	150	—	(197)	(47)
Change in fund value	(145)	(158)	—	(303)
Balance at 3/31/2024	$21,230	$3,246	$—	$24,476

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated in a subsequent period as commitments to an investment strategy.

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $24.7	AUM: $24.5

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.2 billion and $1.3 billion of non-fee paying AUM from our general partner and employee commitments as of March 31, 2025 and 2024, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2024	$9,860	$1,567	$11,427
Deployment/subscriptions/increase in leverage	10	7	17
Change in fund value	(1)	—	(1)
Change in fee basis	(44)	(47)	(91)
Balance at 3/31/2025	$9,825	$1,527	$11,352

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2023	$11,459	$1,665	$13,124
Redemptions	—	(2)	(2)
Change in fund value	(19)	—	(19)
Change in fee basis	(536)	(2)	(538)
Balance at 3/31/2024	$10,904	$1,661	$12,565

The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $11.4	FPAUM: $12.6

Capital commitments	Invested capital

Private Equity Group—Fund Performance Metrics as of March 31, 2025

The significant funds presented in the table below collectively contributed approximately 77% of the Private Equity Group’s management fees for the three months ended March 31, 2025.

The following table presents the performance data of the Private Equity Group’s significant drawdown funds as of March 31, 2025 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
ACOF V	2017	$7,612	$7,850	$7,611	$3,509	$7,146	$10,655	1.4x	1.3x	7.4	5.5	Corporate Private Equity
Fund Deploying Capital
ACOF VI	2020	8,375	5,743	5,260	1,898	7,079	8,977	1.6x	1.5x	22.4	16.6	Corporate Private Equity

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
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 5.6% for ACOF V and 15.9% for ACOF VI.

Secondaries Group—Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Fee Related Earnings

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Management fees	$57,650	$44,421	$13,229	30%
Fee related performance revenues	9,656	2,962	6,694	226
Other fees	122	4	118	NM
Compensation and benefits	(18,371)	(12,714)	(5,657)	(44)
General, administrative and other expenses	(8,473)	(9,068)	595	7
Fee Related Earnings	$40,584	$25,605	14,979	59

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):

The following table presents the components of and causes for changes in the Secondaries Group’s management fees for the three months ended March 31, 2025 compared to the prior year period ($ in millions):

Year-over-year Change
Fees from APMF, driven by additional capital raised	$6.2
Catch-up fees generated from our third infrastructure secondaries fund	3.5
Fees from our third infrastructure secondaries fund, which launched during the fourth quarter of 2023 (excluding catch-up fees)	2.1
Cumulative effect of other changes	1.4
Total	$13.2
The increase in effective management fee rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to additional capital raised by APMF that has a fee rate of 1.40%.

Fee Related Performance Revenues. The increase in fee related performance revenues for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was attributable to higher incentive fees earned from APMF as a result of increased transactions.

Compensation and Benefits. The increase in compensation and benefits for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was driven by higher fee related performance compensation of $4.0 million, corresponding to the increase in fee related performance revenues. For the three months ended March 31, 2025 and 2024, we reduced fee related performance compensation by $2.7 million and $1.7 million, respectively, to reclaim a portion of the supplemental distribution fees paid to distribution partners.

Average headcount increased slightly to 112 investment and investment support professionals for the year-to-date period in 2025 from 111 professionals in 2024.

General, Administrative and Other Expenses. The decrease in general, administrative and other expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was driven by the decrease in travel related expenses of $0.5 million.

Realized Income

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Fee Related Earnings	$40,584	$25,605	$14,979	59%
Investment income—realized	138	187	(49)	(26)
Interest income	957	23	934	NM
Interest expense	(2,008)	(8,229)	6,221	76
Realized net investment loss	(913)	(8,019)	7,106	89
Realized Income	$39,671	$17,586	22,085	126

Realized net investment loss for the three months ended March 31, 2025 and 2024 largely represents interest expense exceeding investment income during these periods.

Interest expense is allocated among our segments primarily based on the cost basis of our balance sheet investments and the cost of acquisitions. While interest expense in prior periods associated with the acquisition of Landmark Partners, LLC was largely allocated to the Secondaries Group, recent acquisitions warrant larger allocations in the current year.
Interest income for the three months ended March 31, 2025 primarily reflects income earned on treasury-backed securities.

Secondaries Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondaries Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of March 31, 2025			As of December 31, 2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$98.6	$84.4	$14.2	$107.9	$92.3	$15.6
LREF VIII	70.4	59.6	10.8	81.3	68.9	12.4
Other secondaries funds	88.5	70.6	17.9	74.6	59.8	14.8
Total Secondaries Group	$257.5	$214.6	$42.9	$263.8	$221.0	$42.8

The following table presents the change in accrued performance income for the Secondaries Group ($ in millions):

		As of December 31, 2024	Activity during the period	As of March 31, 2025
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Accrued Carried Interest
Accrued Carried Interest
LEP XVI	European	$107.9	$(9.3)	$98.6
LREF VIII	European	81.3	(10.9)	70.4
Other secondaries funds	European	74.6	13.9	88.5
Total Secondaries Group		$263.8	$(6.3)	$257.5

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2024	$15,805	$7,779	$3,691	$1,878	$29,153
Net new par/equity commitments	1,249	228	337	475	2,289
Capital reductions	—	(58)	—	—	(58)
Distributions	(178)	(39)	(18)	(4)	(239)
Redemptions	(23)	—	—	—	(23)
Change in fund value	126	35	20	9	190
Balance at 3/31/2025	$16,979	$7,945	$4,030	$2,358	$31,312

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2023	$13,174	$7,826	$2,380	$1,380	$24,760
Net new par/equity commitments	536	150	215	68	969
Distributions	(140)	(23)	—	(1)	(164)
Change in fund value	10	22	29	15	76
Balance at 3/31/2024	$13,580	$7,975	$2,624	$1,462	$25,641

The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $31.3	AUM: $25.6

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.5 billion of non-fee paying AUM from our general partner and employee commitments as of March 31, 2025 and 2024.

Secondaries Group—Fee Paying AUM

The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2024	$12,788	$6,441	$2,582	$590	$22,401
Commitments	549	170	334	—	1,053
Deployment/subscriptions/increase in leverage	85	32	13	127	257
Distributions	(9)	(33)	(17)	—	(59)
Redemptions	(23)	—	—	—	(23)
Change in fund value	(21)	(80)	15	(73)	(159)
Balance at 3/31/2025	$13,369	$6,530	$2,927	$644	$23,470

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2023	$11,204	$5,978	$1,763	$95	$19,040
Commitments	536	150	214	—	900
Deployment/subscriptions/increase in leverage	—	60	1	—	61
Distributions	(65)	(16)	—	(18)	(99)
Change in fund value	(35)	39	(6)	—	(2)
Change in fee basis	1	(8)	—	(2)	(9)
Balance at 3/31/2024	$11,641	$6,203	$1,972	$75	$19,891

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $23.5	FPAUM: $19.9

Reported value(1)	Capital commitments	Invested capital/other

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondaries Group—Fund Performance Metrics as of March 31, 2025

LEP XVI contributed approximately 20% of the Secondaries Group’s management fees for the three months ended March 31, 2025.
The following table presents the performance data of the Secondaries Group’s significant drawdown fund as of March 31, 2025 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
LEP XVI(7)	2016	$4,180	$4,896	$4,174	$2,079	$3,066	$5,145	1.4x	1.2x	16.2%	9.8%	Private Equity Secondaries

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

Operations Management Group—Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Fee Related Earnings
The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Other fees	$5,537	$4,333	$1,204	28%
Compensation and benefits	(116,468)	(94,157)	(22,311)	(24)
General, administrative and other expenses	(64,026)	(50,480)	(13,546)	(27)
Fee Related Earnings	$(174,957)	$(140,304)	(34,653)	(25)

Other Fees. The increase in other fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by an increase in facilitation fees from the 1031 exchange program associated with our non-traded REITs .
Compensation and Benefits. Headcount growth attributable to the GCP Acquisition contributed $3.9 million in recurring employment related costs to the three months ended March 31, 2025. The impact from the GCP Acquisition has been excluded from the discussion below.
The increase in compensation and benefits for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was also driven by (i) the expansion of our business operations teams to support the growth of our business and other strategic initiatives; (ii) an increase in payroll-related taxes of $4.8 million primarily due to the higher stock price associated with equity awards that vested during the current quarter; (iii) higher incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year; and (iv) higher sales-based bonuses which increased by $2.8 million over the comparative period, primarily driven by the increase in the sale of ASIF shares.
Average headcount increased by 20% to 1,910 professionals for the year-to-date period in 2025 from 1,593 professionals in 2024. The acquisition of GCP International added 267 professionals to our period end headcount as of March 31, 2025, which represents an average of 89 professionals for the year-to-date period.
General, Administrative and Other Expenses. The GCP Acquisition has contributed $3.6 million in general, administrative and other expenses to the three months ended March 31, 2025. These expenses were primarily driven by professional service fees of $2.1 million, of which $1.4 million related to temporary transition services. The impact from the GCP Acquisition has been excluded from the discussion below.
The increase in general, administrative and other expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was also driven by occupancy costs and information technology costs, which collectively increased by $4.5 million. The increases in these expenses were primarily to support our growing headcount and the expansion of our business, with occupancy costs also being impacted by the expansion of our New York office. In addition, the increase in general, administrative and other expenses was attributable to higher professional service fees of $2.9 million, primarily from legal fees.
Realized Income
The following table presents the components of the OMG’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Fee Related Earnings	$(174,957)	$(140,304)	$(34,653)	(25)%
Investment income—realized	331	11	320	NM
Interest income	603	441	162	37
Interest expense	(256)	(40)	(216)	NM
Realized net investment income	678	412	266	65
Realized Income	$(174,279)	$(139,892)	(34,387)	(25)

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that we are well-positioned and our liquidity will continue to be sufficient for our foreseeable working capital needs, contractual obligations, dividend payments, pending acquisitions and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are: (i) cash on hand; (ii) net working capital; (iii) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, and fee related performance revenues, which are typically measured and collected annually, as well as net realized performance income, which may be unpredictable as to amount and timing; (iv) fund distributions related to our investments that are unpredictable as to amount and timing; and (v) net borrowings from the Credit Facility. As of March 31, 2025, our cash and cash equivalents were $618.5 million and we have $415.0 million available under our Credit Facility. Our ability to draw from the Credit Facility is subject to leverage and other covenants. We remain in compliance with all covenants as of March 31, 2025. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown in deployment, declines in valuations or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Declines or delays in transaction activity may impact our fund distributions and net realized performance income, which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
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
In the normal course of business, we expect to pay dividends to our Class A and non-voting common stockholders that are aligned with our expected FRE after an allocation of current taxes paid. For the purposes of determining this amount, we allocate the current taxes paid to FRE and to realized performance and investment income in a manner that may be disproportionate to earnings generated by these metrics, and the actual taxes paid on these metrics should they be considered separately. Additionally, our methodology uses the tax benefits from certain expenses that are not included in these non-GAAP metrics, such as equity-based compensation from the vesting of equity awards and from the amortization of intangible assets, among others. We allocate the taxes by multiplying the statutory tax rate currently in effect by our net realized performance and net investment income and removing this amount from total current taxes. The remaining current tax paid is the amount that we allocate to FRE. We use this method to allocate the current provision for income taxes to approximate the amount of cash that is available to pay dividends to our stockholders. If cash flows from operations were insufficient to fund dividends over a sustained period of time, we expect that we would suspend or reduce paying such dividends. In addition, there is no assurance that dividends would continue at the current levels or at all. Unless quarterly dividends have been declared and paid (or declared and set apart for payment) on the Series B mandatory convertible preferred stock, we may not declare or pay or set apart payment for dividends on any shares of our Class A common stock during the period. Declared dividends on the Series B mandatory convertible preferred stock will be payable, at our election, in cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock. Dividends on Series B mandatory convertible preferred stock are cumulative and the Series B mandatory convertible preferred stock, unless previously converted or redeemed, will automatically convert into our Class A common stock on October 1, 2027. Although any income allocated to Series B mandatory convertible preferred stock dividends may be subject to taxes, dividends to our Series B mandatory convertible preferred stockholders will not be reduced on account of any income taxes owed by us. As a result, taxes associated with any income allocated to Series B mandatory convertible preferred stock dividends will be borne by Class A and non-voting common stockholders.

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

	Three months ended March 31,
	2025	2024
Net cash provided by operating activities	$707,294	$458,363
Net cash provided by the Consolidated Funds’ operating activities, net of eliminations	1,286,909	251,682
Net cash provided by operating activities	1,994,203	710,045
Net cash used in the Company’s investing activities	(1,744,690)	(34,071)
Net cash provided by (used in) the Company’s financing activities	143,647	(424,232)
Net cash used in the Consolidated Funds’ financing activities, net of eliminations	(1,321,374)	(242,400)
Net cash used in financing activities	(1,177,727)	(666,632)
Effect of exchange rate changes	38,774	(11,285)
Net change in cash and cash equivalents	$(889,440)	$(1,943)

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

	Three months ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Core operating activities	$577,520	$335,306	$242,214	72%
Net realized performance income	148,842	50,733	98,109	193
Net cash provided by (used in) investment related activities	(19,068)	72,324	(91,392)	(126)
Net cash provided by operating activities	$707,294	$458,363	248,931	54

Cash from our core operating activities increased as a result of growing fee revenues and sustained profitability and timing of cash collection of our receivables.
Net realized performance income includes: (i) carried interest distributions that may represent tax distributions or other distributions of income; and (ii) incentive fees that are realized annually at the end of the measurement period, which is typically at the end of the calendar year. Cash received from carried interest distributions and the subsequent payments to employees may not necessarily occur in the same quarter. Cash from incentive fees is generally received in the period subsequent to the measurement period. The increase in net realized performance income over the comparative periods was primarily due to timing of tax distributions that were received in the first quarter of 2025 but not yet paid to employees, while minimal tax distributions were received and paid in the first quarter of 2024.

Net cash provided by (used in) investment related activities for the three months ended March 31, 2025 and 2024 primarily represents: (i) distributions received from our capital investments and the collection of principal and interest from loans that we have made; (ii) sales of certain capital investments to employees; and (iii) the rebalancing of and associated return of our capital commitments upon admitting new limited partners; offset by (iv) purchases associated with funding capital commitments and strategic investments in our investment portfolio; and (v) interest payments on our debt obligations. Net cash provided by (used in) investment related activities for the three months ended March 31, 2025 also included interest income from treasury-backed securities. As we are committed to invest alongside the investors in our funds, our capital commitments will increase with our growing assets under management and our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund from year to year. For further discussion of our capital commitments, see “Note 8. Commitments and Contingencies” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.
Investing Activities

	Three months ended March 31,
	2025	2024
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(21,975)	$(26,071)
Acquisitions, net of cash acquired	(1,722,715)	(8,000)
Net cash used in investing activities	$(1,744,690)	$(34,071)

Net cash used in investing activities for the current quarter was predominately cash used to complete the GCP Acquisition. Net cash used in investing activities for both periods also included cash to purchase furniture, fixtures, equipment and leasehold improvements primarily for the build out of our new corporate headquarters that we occupied beginning in the third quarter of 2024 and to support the growth in our staffing levels.
Financing Activities

	Three months ended March 31,
	2025	2024
Net borrowings of Credit Facility	985,000	80,000
Class A and non-voting common stock dividends	(258,691)	(190,504)
AOG unitholder distributions	(138,303)	(129,542)
Series B mandatory convertible preferred stock dividends	(48,094)	—
Stock option exercises	—	1,511
Taxes paid related to net share settlement of equity awards	(396,722)	(186,731)
Other financing activities	457	1,034
Net cash provided by (used in) the Company’s financing activities	$143,647	$(424,232)

Net cash provided by the Company’s financing activities for the three months ended March 31, 2025 included net borrowings from the Credit Facility. These proceeds were used primarily to fund the GCP Acquisition.

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, resulting in net cash used in the Company’s financing activities for the three months ended March 31, 2025 and 2024.

In addition, we issued 30,000,000 shares of Series B mandatory convertible preferred stock in October 2024. Net cash used in the Company’s financing activities included dividend payments made during the three months ended March 31, 2025 to preferred stockholders.
In connection with the vesting of equity awards that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employees’ tax withholding liabilities and pay the taxes on their behalf in cash and thus issue fewer net shares. Cash used in connection with these awards increased during the current quarter primarily as a result of our higher stock price, which resulted in employees recognizing additional compensation. For the three months ended March 31, 2025, we net settled and did not issue 2.0 million shares, which includes 0.2 million shares that were withheld from restricted units that vested on the GCP Acquisition close date. For the three months ended March 31, 2024, we net settled and did not issue 1.6 million shares.
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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2025, we were required to maintain approximately $85.7 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with these regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings (“Cash Tax Savings”), if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon (“Tax Benefit Payment”). Effective as of May 1, 2023, pursuant to an amendment to the TRA, to the extent Ares Owners Holdings L.P. would have been a recipient of certain Tax Benefit Payments under the TRA for taxable exchanges on or after May 1, 2023, Ares Owners Holdings L.P. will no longer be entitled to any Tax Benefit Payment for such exchanges and 100% of any Cash Tax Savings will inure to us. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $475.1 million and $402.4 million as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, payments under the TRA were $8.1 million and $6.1 million, respectively.
For a discussion of our debt obligations, including the debt obligations of our consolidated funds, see “Note 7. Debt” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

For a discussion of our equity, see “Note 13. Equity and Redeemable Interest” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our unaudited condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies, see “Note 2. Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024. For a summary of our critical accounting estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements and their impact on Ares can be found in “Note 2. Summary of Significant Accounting Policies,” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Commitments and Contingencies

In the normal course of business, we enter into contractual obligations that may require future cash payments. We may also engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, capital commitments to funds, indemnifications and potential contingent payment obligations. For further discussion of these arrangements, see “Note 8. Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is related to our role as general partner or investment adviser to our funds and the sensitivity to movements in the fair value of their investments, including the effect on management fees, performance income and investment income.
There have been no material changes in our market risks for the three months ended March 31, 2025. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2024, which is accessible on the SEC’s website at www.sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which is accessible on the SEC’s website at www.sec.gov. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 are not the only risks facing us. These risks and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, certain executive officers and directors of the Company or a vehicle controlled by them (each, a “Plan Participant”) entered into Rule 10b5-1 trading plan (a “Rule 10b5-1 Trading Plan”) to sell shares of the Company’s Class A common stock, in each case, subject to any applicable volume limitations.

The table below provides certain information regarding each Plan Participant’s Rule 10b5-1 Trading Plan.

Name and Title	Plan Date	Maximum Shares That May Be Sold Under the Plan	Plan Expiration Date
Bennett Rosenthal, Director, Co-Founder and Chairman of Private Equity Group	February 13, 2025	125,000	November 14, 2025
David Kaplan, Director and Co-Founder	February 13, 2025	125,000	November 14, 2025

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

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Ares Management Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on May 6, 2021).
3.2	Bylaws of Ares Management Incorporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
3.3	Certificate of Designations of 6.75% Series B Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 10, 2024).
10.1	Amendment No. 13, dated as of April 22, 2025, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 25, 2025).
10.2*	Sixth Amended and Restated Exchange Agreement, dated May 8, 2025.
10.3*	Sixth Amended and Restated Limited Partnership Agreement of Ares Holdings L.P., dated May 8, 2025.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: May 12, 2025	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder & Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2025	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)