Form 10-Q
period 2025-06-30
Ares Management Corp
filed 2025-08-08
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 4, 2025 there were 215,934,693 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, 107,282,369 of the registrant’s Class C common stock outstanding and 30,000,000 of the registrant’s shares of Series B mandatory convertible preferred stock outstanding.

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

•“Holdco Members” refers to Michael Arougheti, David Kaplan, Antony Ressler, Bennett Rosenthal and R. Kipp deVeer;

•“incentive eligible AUM” or “IEAUM” generally refers to the AUM of our funds and other entities from which carried interest and incentive fees may be generated, regardless of whether or not they are currently generating carried interest and incentive fees. It generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees), as well as proceeds raised in the initial public offerings of SPACs sponsored by us, less any redemptions. With respect to the AUM of certain publicly-traded and perpetual wealth vehicles that generate Part II Fees, only Part II Fees may be generated from IEAUM;

•“incentive generating AUM” or “IGAUM” refers to the AUM of our funds and other entities that are currently generating carried interest and incentive fees on a realized or unrealized basis. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees). Certain publicly-traded and perpetual wealth vehicles that generate Part II Fees are only included in IGAUM when Part II Fees are being generated;

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

•“our funds” refers to the funds, alternative asset companies, trusts, co-investment vehicles and other entities and accounts that are managed or co-managed by the Ares Operating Group, and which are structured to pay fees. It also includes funds managed by Ivy Hill Asset Management, L.P., a wholly owned portfolio company of Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”) and an SEC-registered investment adviser;

•“Part I Fees” refers to a quarterly fee on the net investment income of certain publicly-traded or perpetual wealth vehicles. Such fees are classified as management fees as they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter, unless subject to a payment deferral;

•“Part II Fees” refers to fees from certain publicly-traded or perpetual wealth vehicles that are paid in arrears as of the end of each calendar year when the respective cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of respective Part II Fees paid in all prior years since inception;

•“performance income” refers to income we earn based on the performance of a fund that is generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either incentive fees earned from funds with stated investment periods or carried interest;

•“perpetual capital” refers to the AUM of publicly-traded, perpetual wealth vehicles, commingled funds and managed accounts that have an indefinite term, are not in liquidation, and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Perpetual Capital - Managed Accounts refers to managed accounts for single investors primarily in illiquid strategies that meet the perpetual capital criteria. Perpetual Capital - Private Commingled Funds refers to commingled funds that meet the perpetual capital criteria, not including our publicly-traded or perpetual wealth vehicles. Perpetual capital may be withdrawn by investors under certain conditions, including through an election to redeem an investor’s fund investment or to terminate the investment management agreement, which in certain cases may be terminated on 30 days’ prior written notice. In addition, the investment management or advisory agreements of certain of our publicly-traded and perpetual wealth vehicles have one year terms, which are subject to annual renewal by such vehicles;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of
	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$509,656	$1,507,976
Investments (includes accrued carried interest of $3,703,243 and $3,495,115 as of June 30, 2025 and December 31, 2024, respectively)	5,122,676	4,644,775
Due from affiliates	1,134,516	1,056,608
Other assets	914,061	774,654
Right-of-use operating lease assets	540,463	511,319
Intangible assets, net	2,220,065	975,828
Goodwill	3,436,192	1,162,636
Assets of Consolidated Funds:
Cash and cash equivalents	1,022,249	1,227,489
Investments held in trust account	558,150	550,800
Investments, at fair value	11,557,348	12,187,044
Receivable for securities sold	191,431	202,782
Other assets	58,134	82,397
Total assets	$27,264,941	$24,884,308
Liabilities
Accounts payable, accrued expenses and other liabilities	$875,754	$363,872
Accrued compensation	438,196	280,894
Due to affiliates	587,400	500,480
Performance related compensation payable	2,669,386	2,537,203
Debt obligations	3,675,154	2,558,914
Operating lease liabilities	686,745	641,864
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	139,680	323,100
Payable for securities purchased	244,012	332,406
CLO loan obligations, at fair value	8,442,225	9,672,189
Fund borrowings	667,006	275,000
Total liabilities	18,425,558	17,485,922
Commitments and contingencies (Note 8)
Redeemable interest in Consolidated Funds	558,050	550,700
Redeemable interest in Ares Operating Group entities	24,135	23,496
Non-controlling interests in Consolidated Funds	2,327,565	2,025,666
Non-controlling interests in Ares Operating Group entities	1,567,802	1,254,878
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024)	1,459,918	1,458,771
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (215,880,982 shares and 199,872,571 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	2,159	1,999
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding as of June 30, 2025 and December 31, 2024)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (107,282,369 shares and 109,806,689 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	1,073	1,098
Additional paid-in-capital	4,088,061	2,936,794
Accumulated deficit	(1,221,611)	(837,294)
Accumulated other comprehensive income (loss), net of tax	32,196	(17,757)
Total stockholders’ equity	4,361,831	3,543,646
Total equity	8,257,198	6,824,190
Total liabilities, redeemable interest, non-controlling interests and equity	$27,264,941	$24,884,308
    See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues
Management fees	$900,622	$721,681	$1,717,609	$1,409,373
Carried interest allocation	323,901	(51,167)	483,909	(83,645)
Incentive fees	23,079	47,734	55,127	56,401
Principal investment income	10,963	29,461	32,961	36,511
Administrative, transaction and other fees	91,563	40,973	149,327	77,405
Total revenues	1,350,128	788,682	2,438,933	1,496,045
Expenses
Compensation and benefits	643,709	419,858	1,300,834	832,809
Performance related compensation	234,706	(28,985)	357,339	(79,517)
General, administrative and other expenses	232,156	169,432	460,070	340,360
Expenses of Consolidated Funds	27,007	4,239	33,663	9,385
Total expenses	1,137,578	564,544	2,151,906	1,103,037
Other income (expense)
Net realized and unrealized gains on investments	12,708	8,339	12,976	18,855
Interest and dividend income	7,772	7,017	25,428	12,399
Interest expense	(43,575)	(37,500)	(79,962)	(75,324)
Other expense, net	(46,521)	(938)	(57,235)	(668)
Net realized and unrealized gains on investments of Consolidated Funds	127,752	93,523	216,158	127,947
Interest and other income of Consolidated Funds	161,890	240,359	321,962	497,635
Interest expense of Consolidated Funds	(145,638)	(217,613)	(298,378)	(425,479)
Total other income, net	74,388	93,187	140,949	155,365
Income before taxes	286,938	317,325	427,976	548,373
Income tax expense	60,958	41,074	78,495	68,307
Net income	225,980	276,251	349,481	480,066
Less: Net income attributable to non-controlling interests in Consolidated Funds	3,999	105,489	59,976	172,205
Net income attributable to Ares Operating Group entities	221,981	170,762	289,505	307,861
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(274)	(387)	42	(314)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	85,193	76,211	105,231	140,210
Net income attributable to Ares Management Corporation	137,062	94,938	184,232	167,965
Less: Series B mandatory convertible preferred stock dividends declared	25,312	—	50,625	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$111,750	$94,938	$133,607	$167,965
Net income per share of Class A and non-voting common stock:
Basic	$0.46	$0.43	$0.48	$0.76
Diluted	$0.46	$0.43	$0.48	$0.76
Weighted-average shares of Class A and non-voting common stock:
Basic	218,915,599	196,186,922	214,158,085	194,404,932
Diluted	218,915,599	196,186,922	214,158,085	194,404,932

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$225,980	$276,251	$349,481	$480,066
Foreign currency translation adjustments, net of tax	25,541	(1,912)	96,112	(13,559)
Total comprehensive income	251,521	274,339	445,593	466,507
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	17,567	103,570	79,882	166,678
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	425	(434)	939	(618)
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	88,615	76,266	130,587	137,333
Comprehensive income attributable to Ares Management Corporation	$144,914	$94,937	$234,185	$163,114

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series B Mandatory Convertible Preferred Stock	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance as of December 31, 2024	$1,458,771	$1,999	$35	$1,098	$2,936,794	$(837,294)	$(17,757)	$1,254,878	$2,025,666	$6,824,190
Changes in ownership interests and related tax benefits	—	47	—	(20)	(707,255)	—	—	354,253	(34,832)	(387,807)
Adjustment to issuance costs of Series B mandatory convertible preferred stock	1,147	—	—	—	—	—	—	—	—	1,147
Issuances of common stock	—	103	—	—	1,642,214	—	—	—	—	1,642,317
Issuances of AOG Units	—	—	—	3	—	—	—	15,561	—	15,564
Capital contributions	—	—	—	—	—	—	—	120	295,750	295,870
Dividends/distributions	(25,313)	—	—	—	—	(258,691)	—	(138,003)	(208,855)	(630,862)
Net income	25,313	—	—	—	—	21,857	—	20,038	55,977	123,185
Currency translation adjustment, net of tax	—	—	—	—	—	—	42,101	21,934	6,338	70,373
Equity compensation	—	—	—	—	168,955	—	—	88,907	—	257,862
Balance as of March 31, 2025	1,459,918	2,149	35	1,081	4,040,708	(1,074,128)	24,344	1,617,688	2,140,044	8,211,839
Changes in ownership interests and related tax benefits	—	10	—	(8)	(61,923)	—	—	(52,023)	243,432	129,488
Capital contributions	—	—	—	—	—	—	—	1,333	37,422	38,755
Dividends/distributions	(25,312)	—	—	—	—	(259,233)	—	(143,626)	(110,900)	(539,071)
Net income	25,312	—	—	—	—	111,750	—	85,193	3,999	226,254
Currency translation adjustment, net of tax	—	—	—	—	—	—	7,852	3,422	13,568	24,842
Equity compensation	—	—	—	—	109,276	—	—	55,815	—	165,091
Balance as of June 30, 2025	$1,459,918	$2,159	$35	$1,073	$4,088,061	$(1,221,611)	$32,196	$1,567,802	$2,327,565	$8,257,198

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

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$349,481	$480,066
Adjustments to reconcile net income to net cash provided by operating activities	462,314	303,360
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	1,163,402	323,364
Cash flows due to changes in operating assets and liabilities	189,680	157,389
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	245,027	(121,962)
Net cash provided by operating activities	2,409,904	1,142,217
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(44,893)	(55,309)
Acquisitions, net of cash acquired	(1,722,715)	(8,000)
Net cash used in investing activities	(1,767,608)	(63,309)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	—	354,395
Proceeds from Credit Facility	1,525,000	650,000
Repayments of Credit Facility	(410,000)	(1,050,000)
Dividends and distributions	(873,259)	(632,260)
Stock option exercises	—	1,511
Taxes paid related to net share settlement of equity awards	(416,609)	(203,076)
Other financing activities	1,790	1,303
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	160,147	511,610
Distributions to non-controlling interests in Consolidated Funds	(319,756)	(47,604)
Redemptions of redeemable interests in Consolidated Funds	(7,143)	—
Borrowings under loan obligations by Consolidated Funds	312,491	167,135
Repayments under loan obligations by Consolidated Funds	(1,717,589)	(878,545)
Net cash used in financing activities	(1,744,928)	(1,125,531)
Effect of exchange rate changes	104,312	(17,206)
Net change in cash and cash equivalents	(998,320)	(63,829)
Cash and cash equivalents, beginning of period	1,507,976	348,274
Cash and cash equivalents, end of period	$509,656	$284,445
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$1,657,881	$7,724

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

The acquisition date fair value of the consideration transferred totaled $3.9 billion, which consisted of the following:

Cash	$1,787,814
Equity(1)	1,657,881
Contingent consideration(2)	465,080
Total	$3,910,775

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following is a summary of the fair values of assets acquired and liabilities assumed for the GCP Acquisition as of March 1, 2025, based upon third party valuations of certain intangible assets. The purchase price allocation is preliminary and subject to change during the measurement period, which may be up to one year from the acquisition date, as additional information is obtained about the facts and circumstances that existed at close of the GCP Acquisition. The fair value of assets acquired and liabilities assumed are estimated to be:

Cash	$61,436
Other tangible assets	452,786
Intangible assets:
Management contracts	473,300
Client relationships	107,200
Finite-lived intangible assets	580,500
Indefinite-lived management contracts	749,600
Total intangible assets	1,330,100
Total identifiable assets acquired	1,844,322
Accounts payable, accrued expenses and other liabilities	203,969
Net identifiable assets acquired	1,640,353
Goodwill	2,270,422
Net assets acquired	$3,910,775

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
In connection with the GCP Acquisition, various components of the agreed upon purchase price are required to be accounted for as compensation because the payments were made to certain individuals that became employees of the Company following the GCP Acquisition. Because they are required to be accounted for as compensation, these amounts have been excluded from purchase consideration. During the first quarter of 2025, $8.8 million of acquisition related compensation costs were expensed and recorded within compensation and benefits within the Condensed Consolidated Statements of Operations. Because the purchase price included components of cash and equity, the individuals that became employees of the Company also received a portion of their sales proceeds in the form of equity, which was recorded as equity compensation expense. During the first quarter of 2025, $108.8 million of equity compensation expense was recognized from the immediate vesting of 0.6 million restricted units, of which 0.2 million shares were withheld for taxes. As of March 1, 2025, there were 2.3 million unvested equity awards and 0.2 million unvested AOG Unit awards related to these arrangements (collectively, the “Unvested GCP Equity Purchase Price”). In connection with the Unvested GCP Equity Purchase Price, equity compensation expense of $40.8 million and $51.1 million was recognized during the three and six months ended June 30, 2025, respectively. The total compensation expense expected to be recognized in all future periods associated with the Unvested GCP Equity Purchase Price is approximately $370.0 million as of June 30, 2025 and is expected to be recognized over the remaining weighted average period of 3.3 years.
The Company has incurred $68.0 million of acquisition related costs, of which $34.6 million was incurred during the six months ended June 30, 2025. These acquisition related costs were expensed and reported within general, administrative and other expenses.
The acquired business from the GCP Acquisition generated revenues and net income of $106.7 million and $19.6 million, respectively, are included in the Condensed Consolidated Statements of Operations before giving effect to corporate level taxes for the period from March 1, 2025 through June 30, 2025. The Company did not acquire all of the assets or assume all of the liabilities of the legacy business. GCP International represents an aggregation of various businesses and components of other businesses that operate in different jurisdictions, each that historically used a different basis of accounting. There are no historical financial statements that apply consistent management assumptions and use a consistent basis of accounting. Therefore, it is impracticable to provide pro forma information on revenues and earnings for the GCP Acquisition.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
4. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of June 30, 2025	As of June 30,	As of December 31,
		2025	2024
Management contracts	5.0	$1,034,593	$590,675
Client relationships	7.3	317,920	210,720
Other	0.0	—	500
Finite-lived intangible assets		1,352,513	801,895
Foreign currency translation		4,549	(789)
Total finite-lived intangible assets		1,357,062	801,106
Less: accumulated amortization		(454,397)	(393,078)
Finite-lived intangible assets, net		902,665	408,028
Management contracts		1,317,400	567,800
Indefinite-lived management contracts		1,317,400	567,800
Intangible assets, net		$2,220,065	$975,828
Amortization expense associated with intangible assets was $52.7 million and $29.0 million for the three months ended June 30, 2025 and 2024, respectively, and $90.0 million and $58.2 million for the six months ended June 30, 2025 and 2024, respectively, and has been presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2025, the Company removed $29.9 million of fully-amortized intangible assets.
Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Total
Balance as of December 31, 2024	$312,032	$311,569	$121,408	$417,627	$1,162,636
Acquisitions	—	2,270,287	—	—	2,270,287
Foreign currency translation	107	3,146	—	16	3,269
Balance as of June 30, 2025	$312,139	$2,585,002	$121,408	$417,643	$3,436,192

There was no impairment of goodwill recorded during the three and six months ended June 30, 2025 and 2024. The impact of foreign currency translation adjustments is reflected within the Condensed Consolidated Statements of Comprehensive Income.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
5. INVESTMENTS

The following table summarizes the Company’s investments:

	As of		Percentage of total investments as of
	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024
Equity method investments:
Equity method - carried interest	$3,703,243	$3,495,115	72.3%	75.2%
Equity method private investment partnership interests - principal	645,419	536,912	12.6	11.6
Equity method private investment partnership interests and other (held at fair value)	424,012	411,417	8.3	8.9
Equity method private investment partnership interests and other	67,693	55,461	1.3	1.2
Total equity method investments	4,840,367	4,498,905	94.5	96.9
Collateralized loan obligations	19,326	19,040	0.4	0.4
Fixed income securities	31,085	22,793	0.6	0.5
Collateralized loan obligations and fixed income securities, at fair value	50,411	41,833	1.0	0.9
Common stock, at fair value	231,898	104,037	4.5	2.2
Total investments	$5,122,676	$4,644,775

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three and six months ended June 30, 2025 and 2024, no individual equity method investment held by the Company met the significance criteria.

The following table presents the Company’s share of net investment income and net realized and unrealized gains from its equity method investments, which are included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total net investment income and net realized and unrealized gains related to equity method investments	$19,704	$33,414	$50,668	$43,541

With respect to the Company’s equity method investments, the material assets are expected to generate either long term capital appreciation and/or interest and dividend income, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.

Equity Method Investments Held at Fair Value

The following table summarizes the changes in fair value of the Company’s equity method investments held at fair value, which are included within net realized and unrealized gains on investments within the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Equity method private investment partnership interests and other (held at fair value)	$4,015	$(431)	$8,296	$2,048

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Investments of the Consolidated Funds

The following table summarizes investments held in the Consolidated Funds:

	Fair Value as of		Percentage of total investments as of
	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024
Fixed income investments:
Loans and securitization vehicles	$6,637,416	$7,907,449	54.8%	62.1%
Money market funds and U.S. treasury securities	558,150	550,800	4.6	4.3
Bonds	360,358	418,069	3.0	3.3
Total fixed income investments	7,555,924	8,876,318	62.4	69.7
Partnership interests	2,520,314	2,000,380	20.8	15.7
Equity securities	2,039,260	1,861,146	16.8	14.6
Total investments, at fair value	$12,115,498	$12,737,844

As of June 30, 2025 and December 31, 2024, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

6. FAIR VALUE
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of June 30, 2025:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$86,307	$145,591	$421,438	$—	$653,336
Collateralized loan obligations and fixed income securities	—	—	50,411	—	50,411
Partnership interests	—	—	—	2,574	2,574
Total investments, at fair value	86,307	145,591	471,849	2,574	706,321
Derivatives-foreign currency forward contracts	—	727	—	—	727
Total assets, at fair value	$86,307	$146,318	$471,849	$2,574	$707,048
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(7,142)	$—	$—	$(7,142)
Contingent consideration	—	—	(510,490)	—	(510,490)
Total liabilities, at fair value	$—	$(7,142)	$(510,490)	$—	$(517,632)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$6,136,367	$501,049	$—	$6,637,416
U.S. treasury securities	558,150	—	—	—	558,150
Bonds	—	360,358	—	—	360,358
Total fixed income investments	558,150	6,496,725	501,049	—	7,555,924
Partnership interests	—	—	—	2,520,314	2,520,314
Equity securities	32,599	2,318	2,004,343	—	2,039,260
Total investments, at fair value	590,749	6,499,043	2,505,392	2,520,314	12,115,498
Derivatives-foreign currency forward contracts	—	8,358	—	—	8,358
Total assets, at fair value	$590,749	$6,507,401	$2,505,392	$2,520,314	$12,123,856
Liabilities, at fair value
Loan obligations of CLOs	$—	$(8,442,225)	$—	$—	$(8,442,225)
Derivatives:
Foreign currency forward contracts	—	(8,463)	—	—	(8,463)
Asset swaps	—	—	(720)	—	(720)
Total derivative liabilities, at fair value	—	(8,463)	(720)	—	(9,183)
Total liabilities, at fair value	$—	$(8,450,688)	$(720)	$—	$(8,451,408)

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2024:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Cash equivalents:
Money market funds	$1,071,071	$—	$—	$—	$1,071,071
Investments:
Common stock and other equity securities	—	104,037	411,179	—	515,216
Collateralized loan obligations and fixed income securities	—	—	41,833	—	41,833
Partnership interests	—	—	—	238	238
Total investments, at fair value	—	104,037	453,012	238	557,287
Derivatives-foreign currency forward contracts	—	3,737	—	—	3,737
Total assets, at fair value	$1,071,071	$107,774	$453,012	$238	$1,632,095
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(216)	$—	$—	$(216)
Contingent consideration	—	—	(17,550)	—	(17,550)
Total liabilities, at fair value	$—	$(216)	$(17,550)	$—	$(17,766)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$7,313,632	$593,817	$—	$7,907,449
U.S. treasury securities	550,800	—	—	—	550,800
Bonds	—	418,069	—	—	418,069
Total fixed income investments	550,800	7,731,701	593,817	—	8,876,318
Partnership interests	—	—	—	2,000,380	2,000,380
Equity securities	28,603	2,615	1,829,928	—	1,861,146
Total investments, at fair value	579,403	7,734,316	2,423,745	2,000,380	12,737,844
Derivatives-foreign currency forward contracts	—	2,995	—	—	2,995
Total assets, at fair value	$579,403	$7,737,311	$2,423,745	$2,000,380	$12,740,839
Liabilities, at fair value
Loan obligations of CLOs	$—	$(9,672,189)	$—	$—	$(9,672,189)
Derivatives:
Foreign currency forward contracts	—	(2,888)	—	—	(2,888)
Asset swaps	—	—	(1,846)	—	(1,846)
Total derivative liabilities, at fair value	—	(2,888)	(1,846)	—	(4,734)
Total liabilities, at fair value	$—	$(9,675,077)	$(1,846)	$—	$(9,676,923)

The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of March 31, 2025	$426,377	$18,662	$(484,954)	$(39,915)
Transfer in(1)	—	10,004	—	10,004
Transfer out(1)	(10,000)	—	—	(10,000)
Purchases(2)	—	35,641	—	35,641
Change in fair value	—	—	(25,536)	(25,536)
Sales/settlements(3)	—	(14,780)	—	(14,780)
Realized and unrealized appreciation, net	5,061	884	—	5,945
Balance as of June 30, 2025	$421,438	$50,411	$(510,490)	$(38,641)
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$5,061	$1,417	$(25,536)	$(19,058)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of March 31, 2025	$1,844,907	$580,992	$(749)	$2,425,150
Transfer in(1)	—	85,051	—	85,051
Transfer out(1)	—	(78,800)	—	(78,800)
Purchases(2)	90,043	197,191	1	287,235
Sales/settlements(3)	(29)	(286,046)	—	(286,075)
Realized and unrealized appreciation, net	69,422	2,661	28	72,111
Balance as of June 30, 2025	$2,004,343	$501,049	$(720)	$2,504,672
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$69,396	$(244)	$92	$69,244

(1)Transfers in and out include changes in the observability of inputs used in valuations and changes due to the consolidation and deconsolidation of funds.
(2)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(3)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Total
Balance as of March 31, 2024	$416,874	$21,588	$438,462
Transfer in(1)	—	60,917	60,917
Transfer out(1)	(37,587)	—	(37,587)
Purchases(2)	1,650	263,407	265,057
Sales/settlements(3)	(1,790)	(251,374)	(253,164)
Realized and unrealized appreciation (depreciation), net	296	(2,164)	(1,868)
Balance as of June 30, 2024	$379,443	$92,374	$471,817
Change in net unrealized depreciation included in earnings related to financial assets still held at the reporting date	$(1,354)	$(1,556)	$(2,910)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of March 31, 2024	$1,366,464	$639,318	$(1,574)	$2,004,208
Transfer in(1)	413	212,632	—	213,045
Transfer out(1)	—	(203,255)	—	(203,255)
Purchases(2)	191,639	355,692	67	547,398
Sales/settlements(3)	—	(199,490)	—	(199,490)
Realized and unrealized appreciation (depreciation), net	28,338	(1,400)	(108)	26,830
Balance as of June 30, 2024	$1,586,854	$803,497	$(1,615)	$2,388,736
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$30,259	$(1,868)	$(169)	$28,222

(1)Transfers in and out include changes in the observability of inputs used in valuations and changes due to the consolidation and deconsolidation of funds.
(2)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(3)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Level III Assets of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of December 31, 2024	$411,179	$41,833	$(17,550)	$435,462
Established in connection with acquisition (see Note 8)	—	—	(465,080)	(465,080)
Transfer in(1)	—	10,004	—	10,004
Transfer out(1)	(10,000)	—	—	(10,000)
Purchases(2)	10,546	37,171	—	47,717
Sales/settlements(3)	—	(38,437)	—	(38,437)
Change in fair value	—	—	(27,860)	(27,860)
Realized and unrealized appreciation (depreciation), net	9,713	(160)	—	9,553
Balance as of June 30, 2025	$421,438	$50,411	$(510,490)	$(38,641)
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$9,713	$1,046	$(27,860)	$(17,101)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2024	$1,829,927	$593,817	$(1,846)	$2,421,898
Transfer in(1)	1	167,529	—	167,530
Transfer out(1)	—	(151,064)	—	(151,064)
Purchases(2)	90,327	445,050	124	535,501
Sales/settlements(3)	(118)	(553,791)	—	(553,909)
Realized and unrealized appreciation (depreciation), net	84,206	(492)	1,002	84,716
Balance as of June 30, 2025	$2,004,343	$501,049	$(720)	$2,504,672
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$84,510	$(873)	$973	$84,610

(1)Transfers in and out include changes in the observability of inputs used in valuations and changes due to the consolidation and deconsolidation of funds.
(2)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(3)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance as of December 31, 2023	$412,491	$126,294	$538,785
Transfer in(1)	—	60,917	60,917
Transfer out(1)	(37,587)	—	(37,587)
Purchases(2)	1,680	265,673	267,353
Sales/settlements(3)	(2,572)	(359,734)	(362,306)
Realized and unrealized appreciation (depreciation), net	5,431	(776)	4,655
Balance as of June 30, 2024	$379,443	$92,374	$471,817
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$3,780	$(167)	$3,613

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2023	$1,190,400	$740,113	$(1,291)	$1,929,222
Transfer in(1)	475	148,817	—	149,292
Transfer out(1)	—	(298,030)	—	(298,030)
Purchases(2)	346,112	634,880	113	981,105
Sales/settlements(3)	—	(424,037)	—	(424,037)
Realized and unrealized appreciation (depreciation), net	49,867	1,754	(437)	51,184
Balance as of June 30, 2024	$1,586,854	$803,497	$(1,615)	$2,388,736
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$51,952	$1,028	$(442)	$52,538

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of June 30, 2025:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$172,281	Transaction price(1)	N/A	N/A	N/A
	100,000	Market yield analysis	Market interest rate	8.0%	8.0%
	78,612	Market approach	Multiple of book value	0.4x - 1.5x	1.2x
	40,481	Discounted cash flow	Discount rate	11.0% - 15.0%	13.0%
	18,830	Option pricing model	Volatility	35.0%	35.0%
	11,234	Market approach	Earnings multiple	15.4x	15.4x
Fixed income investments
	31,085	Market yield analysis	Market interest rate	16.5%	16.5%
	19,326	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$471,849
Liabilities
Contingent consideration	$(510,490)	Monte Carlo simulation	Discount rate	6.6% - 7.0%	6.8%
			Volatility	11.1% - 15.1%	13.1%
Total liabilities	$(510,490)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$1,077,935	Discounted cash flow	Discount rate	10.0% - 20.0%	12.0%
	918,400	Market approach	Multiple of book value	1.0x - 1.7x	1.3x
	7,191	Market approach	EBITDA multiple(2)	5.5x - 35.0x	8.5x
	817	Market approach	Yield	8.0% - 14.0%	9.5%
Fixed income investments
	325,895	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	173,899	Market approach	Yield	6.8% - 14.0%	9.5%
	1,255	Discounted cash flow	Discount rate	12.5% - 20.0%	12.5%
Total assets	$2,505,392
Liabilities
Derivative instruments	$(720)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(720)

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

The following table summarizes the investments held at fair value and unfunded commitments of the Consolidated Funds interests valued using NAV per share:

	As of June 30, 2025	As of December 31, 2024
Investments (held at fair value)	$2,520,314	$2,000,380
Unfunded commitments	2,248,528	932,473

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of June 30, 2025		As of December 31, 2024
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolving	4/22/2030	N/A	$1,115,000	5.33%	$—	—%
2028 Senior Notes(2)	11/10/2023	11/10/2028	500,000	496,229	6.42	495,677	6.42
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	397,727	3.28	397,501	3.28
2052 Senior Notes(4)	1/21/2022	2/1/2052	500,000	484,805	3.77	484,601	3.77
2054 Senior Notes(5)	10/11/2024	10/11/2054	750,000	736,176	5.65	736,010	5.65
2051 Subordinated Notes(6)	6/30/2021	6/30/2051	450,000	445,217	4.13	445,125	4.13
Total debt obligations				$3,675,154		$2,558,914

(1)In April 2025, the Company amended its Credit Facility to, among other things: (i) extend the maturity from March 31, 2029 to April 22, 2030; (ii) increase commitments from $1.400 billion, with an accordion feature of $600.0 million, to $1.840 billion with an accordion feature of $660.0 million; and (iii) provide a sub-limit for the issuance of swingline loans up to an aggregate amount of $75.0 million (with the amount available for borrowing under the Credit Facility amendment being reduced by any swingline loans issued). The Credit Facility has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) or a base rate plus an applicable margin, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of June 30, 2025, base rate loans bear interest calculated based on the prime rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.09% per annum. The Credit Facility has a base rate and SOFR floor of zero.
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

As of June 30, 2025, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2024	$4,858	$18,725	$4,875
Debt issuance costs incurred	2,206	11	—
Amortization of debt issuance costs	(610)	(873)	(92)
Unamortized debt issuance costs as of June 30, 2025	$6,454	$17,863	$4,783

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs and other financing obligations (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of June 30, 2025			As of December 31, 2024
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$7,728,543	5.64%	7.8	$8,937,972	6.08%	8.0
Subordinated notes(1)	713,682	N/A	5.1	734,217	N/A	5.6
Total loan obligations of Consolidated CLOs	$8,442,225			$9,672,189

(1)The notes do not have contractual interest rates; instead, holders of the notes receive a variable rate of interest amounting to the excess cash flows generated by each Consolidated CLO.

Loan obligations of the Consolidated CLOs are collateralized by the assets held by the Consolidated CLOs, consisting of cash and cash equivalents, corporate loans and corporate bonds, among other securities and financial interests. The assets of one Consolidated CLO may not be used to satisfy the liabilities of another Consolidated CLO. Loan obligations of the Consolidated CLOs include floating rate notes, deferrable floating rate notes, revolving lines of credit and subordinated notes. Amounts borrowed under the notes are repaid based on available cash flows subject to priority of payments under each Consolidated CLO’s governing documents. Based on the terms of these facilities, the creditors of the facilities have no recourse to the Company.
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the net assets of the Consolidated Funds or the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of June 30, 2025 and December 31, 2024, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following credit facilities outstanding:

			As of June 30, 2025		As of December 31, 2024
	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
Credit Facilities:
	9/25/2025	$300,000	$227,120	6.44%	$121,000	8.00%
	1/28/2026	100,000	82,800	6.51	N/A	N/A
	9/24/2026	150,000	—	N/A	—	N/A
	6/26/2027	200,000	154,000	7.14	154,000	7.15
	9/12/2027	54,000	—	N/A	—	N/A
	6/23/2032	201,007	201,007	7.23	N/A	N/A
	3/31/2040	110,235	647	12.00	N/A	N/A
	3/31/2040	88,188	1,432	11.00	N/A	N/A
Total borrowings of Consolidated Funds			$667,006		$275,000

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
8. COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Condensed Consolidated Statements of Financial Condition. As of June 30, 2025, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Commitments

As of June 30, 2025 and December 31, 2024, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $1,590.8 million and $1,451.4 million, respectively.

Guarantees

The guarantee agreements that the Company enters into with financial institutions are primarily to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund. As of June 30, 2025 and December 31, 2024, the Company’s maximum exposure to losses from guarantees was $96.0 million and $1.1 million, respectively.

Contingent Liabilities

GCP International

In connection with the GCP Acquisition during the first quarter of 2025, the Company established two arrangements with the sellers and with certain of its professionals that became employees of the Company, including (i) an earnout arrangement related to the data center business (“DC Earnout”) based on the achievement of revenue targets of certain digital infrastructure funds; and (ii) an earnout arrangement related to the Japan business (“Japan Earnout”) based on the achievement of fundraising targets of certain Japanese real estate funds. The DC Earnout and Japan Earnout represent contingent liabilities not to exceed $1.0 billion and $0.5 billion, respectively.

The portion of the DC Earnout and Japan Earnout attributable to the sellers represents a component of purchase consideration that will be accounted for as contingent consideration. As of March 1, 2025, the fair value of these contingent liabilities was $465.1 million and was recorded within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition. The contingent liabilities are subject to change over the measurement periods, which will end no later than June 30, 2028. Changes in fair value from the acquisition date will be recorded within other income (expense), net within the Condensed Consolidated Statements of Operations. The Company expects to settle the contingent liabilities at the Company's discretion with no less than 15.0% cash and the remaining balance in equity awards. As of June 30, 2025, the fair value of the contingent liabilities was $490.6 million and recorded within accrued compensation within the Condensed Consolidated Statements of Financial Condition. For both the three and six months ended June 30, 2025, the change in fair value of $25.5 million is presented within other income (expense), net within the Condensed Consolidated Statements of Operations.

The portion of the DC Earnout and Japan Earnout attributable to the professionals that became employees of the Company requires continued service through the measurement periods. The Company expects to settle the contingent liabilities at the Company's discretion with no less than 15.0% cash and the remaining balance in equity awards. The DC Earnout and Japan Earnout are remeasured each period with incremental changes in fair value for the cash and equity components of these liabilities recognized within compensation and benefits expense within the Condensed Consolidated Statements of Operations. Following the measurement period end dates, the cash components will be paid and the equity awards will be granted at fair value for the balance of the liability. As of June 30, 2025, the fair value of the contingent liabilities was $210.2 million. Compensation expense of $13.7 million and $18.0 million for the three and six months ended June 30, 2025, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations with an equal offset presented within accrued compensation within the Condensed Consolidated Statements of Financial Condition. The unpaid liabilities at the respective measurement period end dates will be reclassified from liability to additional paid-in-capital. Any

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
compensation expense associated with the DC Earnout and Japan Earnout that was not previously recorded through the final measurement period end date will be recognized as equity-based compensation expense over the remaining service periods ranging from three to six years, measured from the GCP Acquisition close date.
Other Arrangements
The Company also entered into various other contingent arrangements in connection with acquisitions. The maximum exposure for these contingent arrangements was $215.0 million and $155.0 million as of June 30, 2025 and December 31, 2024, respectively.
Certain portions of these contingent arrangements require continued service through the measurement periods. As of June 30, 2025 and December 31, 2024, the fair value of these contingent liabilities was $123.7 million and $99.6 million, respectively, and the Company has recorded $48.6 million and $29.9 million, respectively, within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense of $9.7 million and $5.4 million for three months ended June 30, 2025 and 2024, respectively, and $18.7 million and $10.9 million for the six months ended June 30, 2025 and 2024, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.
The remaining portions of these contingent arrangements did not require continued service through the measurement periods and were classified as contingent consideration. As of June 30, 2025 and December 31, 2024, the fair value of these contingent liabilities was $20.0 million and $17.6 million, respectively, and has been recorded within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition. Other expense of $0.1 million and $2.4 million for the three and six months ended June 30, 2025, respectively is presented within other income (expense), net within the Condensed Consolidated Statements of Operations.
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

As of June 30, 2025 and December 31, 2024, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $71.9 million and $59.6 million, respectively, of which approximately $46.9 million and $39.5 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of June 30, 2025 and December 31, 2024, if the funds were liquidated at their fair values, there would be no material contingent repayment obligation or liability.

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

Leases

The Company’s leases primarily consists of operating leases for office space and certain office equipment. The Company’s leases have remaining lease terms of one to 18 years. The tables below present certain supplemental quantitative disclosures regarding the Company’s operating leases:

Maturity of operating lease liabilities	As of June 30, 2025
2025	$33,386
2026	76,149
2027	69,632
2028	79,343
2029	73,449
Thereafter	714,940
Total future payments	1,046,899
Less: interest	360,154
Total operating lease liabilities	$686,745

	Three months ended June 30,		Six months ended June 30,
Classification within general, administrative and other expenses	2025	2024	2025	2024
Operating lease expense	$22,773	$15,376	$43,728	$30,586

	Six months ended June 30,
Supplemental information on the measurement of operating lease liabilities	2025	2024
Operating cash flows for operating leases	$31,126	$27,139
Leased assets obtained in exchange for new operating lease liabilities	48,353	6,738

	As of June 30,	As of December 31,
Lease term and discount rate	2025	2024
Weighted-average remaining lease terms (in years)	13.1	14.1
Weighted-average discount rate	5.8%	5.8%

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

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of June 30,	As of December 31,
	2025	2024
Due from affiliates:
Management fees receivable from non-consolidated funds	$741,576	$636,835
Incentive fee receivable from non-consolidated funds	12,490	172,235
Payments made on behalf of and amounts due from non-consolidated funds and employees	380,450	247,538
Due from affiliates—Company	$1,134,516	$1,056,608
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$739	$5,767
Tax receivable agreement liability	508,645	402,359
Realized carried interest and incentive fees payable	65,917	78,692
Payments made by non-consolidated funds on behalf of and payable by the Company	12,099	13,662
Due to affiliates—Company	$587,400	$500,480

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
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
10. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The following table presents the income tax expense for the period:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Income tax expense	$60,958	$41,074	$78,495	$68,307

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s unaudited condensed consolidated financial statements. For the three and six months ended June 30, 2025 and 2024, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of June 30, 2025 and December 31, 2024, the Company recorded a net deferred tax asset of $330.8 million and $241.9 million, respectively, within other assets within the Condensed Consolidated Statements of Financial Condition. As of June 30, 2025 and December 31, 2024, a deferred tax liability of $10.5 million and $8.4 million, respectively, was recorded and presented as a liability for the Consolidated Funds within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition.
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

For the three and six months ended June 30, 2025 and 2024, the two-class method was the more dilutive method.

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$111,750	$94,938	$133,607	$167,965
Dividends declared and paid on Class A and non-voting common stock	(245,650)	(185,241)	(490,238)	(366,170)
Distributions on unvested restricted units	(10,384)	(7,594)	(21,188)	(14,864)
Dividends in excess of earnings available to Class A and non-voting common stockholders	$(144,284)	$(97,897)	$(377,819)	$(213,069)
Basic weighted-average shares of Class A and non-voting common stock	218,915,599	196,186,922	214,158,085	194,404,932
Dividends in excess of earnings per share of Class A and non-voting common stock	$(0.66)	$(0.50)	$(1.76)	$(1.10)
Dividend declared and paid per Class A and non-voting common stock	1.12	0.93	2.24	1.86
Basic earnings per share of Class A and non-voting common stock	$0.46	$0.43	$0.48	$0.76

Diluted earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$111,750	$94,938	$133,607	$167,965
Distributions on unvested restricted units	(10,384)	(7,594)	(21,188)	(14,864)
Net income available to Class A and non-voting common stockholders	$101,366	$87,344	$112,419	$153,101
Diluted weighted-average shares of Class A and non-voting common stock	218,915,599	196,186,922	214,158,085	194,404,932
Diluted earnings per share of Class A and non-voting common stock	$0.46	$0.43	$0.48	$0.76

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
12. EQUITY COMPENSATION
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Unvested awards	$162,064	$88,232	$418,966	$180,654
AOG Unit awards	3,027	—	3,987	—
Total equity-based compensation expense	$165,091	$88,232	$422,953	$180,654
Equity Incentive Plan
Equity-based compensation is generally granted under the 2023 Ares Management Corporation Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2025, the total number of shares available for issuance under the Equity Incentive Plan reset to 51,846,506 shares and as of June 30, 2025, 44,174,946 shares remained available for issuance.
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

Restricted units are delivered net of the holder’s payroll-related taxes upon vesting. For the six months ended June 30, 2025, 5.0 million restricted units vested and 2.9 million shares of Class A common stock were delivered to the holders. For the six months ended June 30, 2024, 3.8 million restricted units vested and 2.1 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued, generally have the right to receive as current compensation an amount in cash equal to: (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”).

The following table summarizes the Company’s dividends declared and Dividend Equivalents paid during the six months ended June 30, 2025:

Record Date	Dividends Per Share	Dividend Equivalents Paid
March 17, 2025	$1.12	$21,489
June 16, 2025	1.12	20,958

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents unvested awards’ activity:

	Unvested Awards	Weighted Average Grant Date Fair Value Per Unvested Award
Balance as of December 31, 2024	17,968,940	$79.11
Granted	7,208,376	185.74
Vested	(5,039,114)	79.24
Forfeited	(130,764)	95.23
Balance as of June 30, 2025	20,007,438	$117.39

The total compensation expense expected to be recognized in all future periods associated with unvested awards is approximately $1,817.2 million as of June 30, 2025 and is expected to be recognized over the remaining weighted average period of 3.6 years.

Other Equity-based Compensation

In connection with the GCP Acquisition, the Company granted 0.3 million AOG Unit awards to certain professionals. Of the total AOG Unit awards granted, 0.1 million units vested on the close date of the GCP Acquisition and the remaining 0.2 million units vest in three equal installments on each of the first three anniversaries of the GCP Acquisition close date, subject to the holder’s continued employment as of the applicable vesting dates. The weighted average grant date fair value per unvested AOG Unit award was $170.94. The total compensation expense expected to be recognized in all future periods associated with unvested AOG Unit awards is approximately $32.3 million as of June 30, 2025 and is expected to be recognized over the remaining weighted average period of 2.7 years.

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
In February 2025, the Company's board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $750.0 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2026. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the six months ended June 30, 2025 and 2024, the Company did not repurchase any shares as part of the stock repurchase program.
The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance as of December 31, 2024	199,872,571	3,489,911	1,000	109,806,689	313,170,171
Issuances of common stock	10,312,965	—	—	303,500	10,616,465
Exchanges of common stock	2,827,820	—	—	(2,827,820)	—
Vesting of restricted unit awards, net of shares withheld for tax	2,867,626	—	—	—	2,867,626
Balance as of June 30, 2025	215,880,982	3,489,911	1,000	107,282,369	326,654,262

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents each partner’s AOG Units and corresponding ownership interest in each of the AOG entities, as well as its daily average ownership of AOG Units in each of the AOG entities:

					Daily Average Ownership
	As of June 30, 2025		As of December 31, 2024		Three months ended June 30,		Six months ended June 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2025	2024	2025	2024
Ares Management Corporation	219,370,893	67.16%	203,362,482	64.94%	67.03%	63.21%	66.41%	62.77%
Ares Owners Holdings, L.P.	107,282,369	32.84	109,806,689	35.06	32.97	36.79	33.59	37.23
Total	326,653,262	100.00%	313,169,171	100.00%

Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company had 30,000,000 shares of Series B mandatory convertible preferred stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series B mandatory convertible preferred stock are payable quarterly at a rate per annum equal to 6.75%. Dividends on Series B mandatory convertible preferred stock are cumulative and the Series B mandatory convertible preferred stock, unless previously converted or redeemed, will automatically convert into the Company’s Class A common stock on October 1, 2027. Unless converted earlier in accordance with its terms, each share of Series B mandatory convertible preferred stock will automatically convert on the mandatory conversion date into between 0.2717 and 0.3260 shares of the Company’s Class A common stock, in each case, subject to customary anti-dilution adjustments. The conversion rate that will apply to mandatory conversions will be determined based on the average of the daily volume-weighted average prices over the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately before October 1, 2027.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in AOG entities:

Total
Balance as of December 31, 2023	$24,098
Net income	73
Currency translation adjustment, net of tax	(257)
Distributions	(302)
Balance as of March 31, 2024	23,612
Net loss	(387)
Currency translation adjustment, net of tax	(47)
Balance as of June 30, 2024	23,178
Net income	1,319
Currency translation adjustment, net of tax	614
Balance as of September 30, 2024	25,111
Net loss	(902)
Currency translation adjustment, net of tax	(713)
Balance as of December 31, 2024	23,496
Net income	316
Currency translation adjustment, net of tax	198
Distributions	(300)
Balance as of March 31, 2025	23,710
Net loss	(274)
Currency translation adjustment, net of tax	699
Balance as of June 30, 2025	$24,135

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance as of December 31, 2023	$522,938
Change in redemption value	6,849
Balance as of March 31, 2024	529,787
Change in redemption value	6,959
Balance as of June 30, 2024	536,746
Change in redemption value	7,408
Balance as of September 30, 2024	544,154
Change in redemption value	6,546
Balance as of December 31, 2024	550,700
Change in redemption value	5,698
Balance as of March 31, 2025	556,398
Redemptions from Class A ordinary shares of Ares Acquisition Corporation II (NYSE: AACT) (“AAC II”)	(7,143)
Change in redemption value	8,795
Balance as of June 30, 2025	$558,050

As of June 30, 2025 and December 31, 2024, 49,359,712 and 50,000,000, respectively, of AAC II Class A ordinary shares are presented at the redemption amount within mezzanine equity within the Condensed Consolidated Statements of Financial Condition.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended June 30, 2025
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$617,141	$175,924	$31,767	$61,643	$13,810	$900,285	$—	$900,285
Fee related performance revenues	314	147	—	16,236	—	16,697	—	16,697
Other fees	13,362	48,558	434	5,801	132	68,287	7,831	76,118
Compensation and benefits	(160,205)	(80,289)	(16,796)	(23,067)	(6,470)	(286,827)	(134,645)	(421,472)
General, administrative and other expenses	(44,302)	(30,695)	(5,559)	(10,076)	(2,708)	(93,340)	(69,177)	(162,517)
Fee related earnings	426,310	113,645	9,846	50,537	4,764	605,102	(195,991)	409,111
Performance income—realized	21,915	3,681	29,958	—	—	55,554	—	55,554
Performance related compensation—realized	(13,248)	(2,317)	(23,506)	—	—	(39,071)	—	(39,071)
Realized net performance income	8,667	1,364	6,452	—	—	16,483	—	16,483
Investment income (loss)—realized	4,096	6,544	369	17	2,107	13,133	(893)	12,240
Interest income	1,135	665	1	23	1,085	2,909	646	3,555
Interest expense	(4,714)	(24,570)	(3,810)	(1,862)	(8,613)	(43,569)	(6)	(43,575)
Realized net investment income (loss)	517	(17,361)	(3,440)	(1,822)	(5,421)	(27,527)	(253)	(27,780)
Realized income	$435,494	$97,648	$12,858	$48,715	$(657)	$594,058	$(196,244)	$397,814

	Three months ended June 30, 2024
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$534,664	$99,609	$33,572	$48,145	$10,121	$726,111	$—	$726,111
Fee related performance revenues	6,404	—	—	15,163	—	21,567	—	21,567
Other fees	10,481	6,445	447	54	168	17,595	5,480	23,075
Compensation and benefits	(142,658)	(39,125)	(14,075)	(20,825)	(5,100)	(221,783)	(98,370)	(320,153)
General, administrative and other expenses	(40,610)	(15,286)	(5,490)	(8,896)	(1,892)	(72,174)	(53,910)	(126,084)
Fee related earnings	368,281	51,643	14,454	33,641	3,297	471,316	(146,800)	324,516
Performance income—realized	98,256	5,206	5,819	361	—	109,642	—	109,642
Performance related compensation—realized	(60,942)	(3,503)	(4,661)	110	—	(68,996)	—	(68,996)
Realized net performance income	37,314	1,703	1,158	471	—	40,646	—	40,646
Investment income (loss)—realized	9,391	(6,999)	462	127	3,651	6,632	229	6,861
Interest income	1,686	2,598	3	21	23,916	28,224	411	28,635
Interest expense(1)	(8,467)	(7,876)	(4,685)	(7,716)	(8,651)	(37,395)	(105)	(37,500)
Realized net investment income (loss)	2,610	(12,277)	(4,220)	(7,568)	18,916	(2,539)	535	(2,004)
Realized income	$408,205	$41,069	$11,392	$26,544	$22,213	$509,423	$(146,265)	$363,158

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2025
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$1,202,537	$306,377	$63,765	$119,293	$26,689	$1,718,661	$—	$1,718,661
Fee related performance revenues	18,709	147	—	25,892	—	44,748	—	44,748
Other fees	23,960	69,938	831	5,923	268	100,920	13,368	114,288
Compensation and benefits	(324,952)	(136,991)	(30,627)	(41,438)	(13,533)	(547,541)	(251,113)	(798,654)
General, administrative and other expenses	(85,350)	(51,547)	(9,816)	(18,549)	(4,191)	(169,453)	(133,203)	(302,656)
Fee related earnings	834,904	187,924	24,153	91,121	9,233	1,147,335	(370,948)	776,387
Performance income—realized	76,027	68,986	35,989	—	—	181,002	—	181,002
Performance related compensation—realized	(47,506)	(49,124)	(26,857)	—	—	(123,487)	—	(123,487)
Realized net performance income	28,521	19,862	9,132	—	—	57,515	—	57,515
Investment income (loss)—realized	9,475	14,463	(4,233)	155	4,637	24,497	(562)	23,935
Interest income	5,555	3,283	2,023	980	12,773	24,614	1,249	25,863
Interest expense	(11,022)	(40,287)	(7,990)	(3,870)	(16,531)	(79,700)	(262)	(79,962)
Realized net investment income (loss)	4,008	(22,541)	(10,200)	(2,735)	879	(30,589)	425	(30,164)
Realized income	$867,433	$185,245	$23,085	$88,386	$10,112	$1,174,261	$(370,523)	$803,738

	Six months ended June 30, 2024
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$1,045,630	$193,423	$68,505	$92,566	$19,352	$1,419,476	$—	$1,419,476
Fee related performance revenues	7,159	—	—	18,125	—	25,284	—	25,284
Other fees	20,392	11,520	886	58	282	33,138	9,813	42,951
Compensation and benefits	(277,507)	(77,043)	(28,860)	(33,539)	(10,692)	(427,641)	(192,527)	(620,168)
General, administrative and other expenses	(74,976)	(29,739)	(10,706)	(17,964)	(3,582)	(136,967)	(104,390)	(241,357)
Fee related earnings	720,698	98,161	29,825	59,246	5,360	913,290	(287,104)	626,186
Performance income—realized	115,022	8,883	8,557	361	—	132,823	—	132,823
Performance related compensation—realized	(69,676)	(5,731)	(6,855)	110	—	(82,152)	—	(82,152)
Realized net performance income	45,346	3,152	1,702	471	—	50,671	—	50,671
Investment income (loss)—realized	11,156	(4,321)	761	314	5,651	13,561	239	13,800
Interest income	4,453	3,298	8	44	28,325	36,128	853	36,981
Interest expense(1)	(17,220)	(15,282)	(9,347)	(15,945)	(17,385)	(75,179)	(145)	(75,324)
Realized net investment income (loss)	(1,611)	(16,305)	(8,578)	(15,587)	16,591	(25,490)	947	(24,543)
Realized income	$764,433	$85,008	$22,949	$44,130	$21,951	$938,471	$(286,157)	$652,314

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income (loss):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Segment revenues
Management fees	$900,285	$726,111	$1,718,661	$1,419,476
Fee related performance revenues	16,697	21,567	44,748	25,284
Other fees	68,287	17,595	100,920	33,138
Performance income—realized	55,554	109,642	181,002	132,823
Total segment revenues	$1,040,823	$874,915	$2,045,331	$1,610,721
Segment expenses
Compensation and benefits	$286,827	$221,783	$547,541	$427,641
General, administrative and other expenses	93,340	72,174	169,453	136,967
Performance related compensation—realized	39,071	68,996	123,487	82,152
Total segment expenses	$419,238	$362,953	$840,481	$646,760
Segment realized net investment income (loss)
Investment income—realized	$13,133	$6,632	$24,497	$13,561
Interest income	2,909	28,224	24,614	36,128
Interest expense	(43,569)	(37,395)	(79,700)	(75,179)
Total segment realized net investment loss	$(27,527)	$(2,539)	$(30,589)	$(25,490)
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total consolidated revenue	$1,350,128	$788,682	$2,438,933	$1,496,045
Performance (income) loss—unrealized	(300,592)	122,318	(365,035)	167,794
Management fees of Consolidated Funds eliminated in consolidation	8,954	12,002	18,848	24,455
Performance income of Consolidated Funds eliminated in consolidation	7,096	11,527	12,224	17,452
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	6,555	168	6,679	281
Administrative fees(1)	(22,027)	(17,701)	(41,755)	(34,108)
OMG revenue	(7,831)	(5,481)	(13,368)	(9,814)
Principal investment income, net of eliminations	(10,963)	(29,458)	(32,961)	(36,508)
Net (revenue) expense of non-controlling interests in consolidated subsidiaries	9,503	(7,142)	21,766	(14,876)
Total consolidation adjustments and reconciling items	(309,305)	86,233	(393,602)	114,676
Total segment revenue	$1,040,823	$874,915	$2,045,331	$1,610,721

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated expenses to segment expenses:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total consolidated expenses	$1,137,578	$564,544	$2,151,906	$1,103,037
Performance related compensation-unrealized	(207,731)	107,182	(248,281)	171,696
Expenses of Consolidated Funds added in consolidation	(42,778)	(16,409)	(59,462)	(34,117)
Expenses of Consolidated Funds eliminated in consolidation	15,771	12,170	25,799	25,165
Administrative fees(1)	(22,027)	(17,701)	(41,755)	(34,108)
OMG expenses	(203,822)	(152,280)	(384,316)	(296,917)
Acquisition and merger-related expense	(2,791)	(3,650)	(37,399)	(14,228)
Equity compensation expense	(165,091)	(88,232)	(422,953)	(180,654)
Acquisition-related compensation expense(2)	(44,305)	(5,435)	(66,304)	(10,939)
Placement fee adjustment	1,092	230	1,098	(5,310)
Depreciation and amortization expense	(63,180)	(36,251)	(111,409)	(72,895)
Expense of non-controlling interests in consolidated subsidiaries	16,522	(1,215)	33,557	(3,970)
Total consolidation adjustments and reconciling items	(718,340)	(201,591)	(1,311,425)	(456,277)
Total segment expenses	$419,238	$362,953	$840,481	$646,760

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

The following table reconciles the Company’s consolidated other income to segment realized net investment loss:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total consolidated other income	$74,388	$93,187	$140,949	$155,365
Investment (income) loss—unrealized	(106,579)	22,471	(128,217)	18,786
Interest and other investment (income) loss—unrealized	24,083	437	27,857	(165)
Other income, net from Consolidated Funds added in consolidation	(145,705)	(108,326)	(232,127)	(188,303)
Other expense, net from Consolidated Funds eliminated in consolidation	10,971	(1,233)	12,771	(331)
OMG other income	(4,927)	(233)	(730)	(782)
Principal investment income (loss)	91,377	603	118,216	(2,063)
Other (income) expense, net	27,163	(11,430)	29,689	(11,299)
Other loss of non-controlling interests in consolidated subsidiaries	1,702	1,985	1,003	3,302
Total consolidation adjustments and reconciling items	(101,915)	(95,726)	(171,538)	(180,855)
Total segment realized net investment loss	$(27,527)	$(2,539)	$(30,589)	$(25,490)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Income before taxes	$286,938	$317,325	$427,976	$548,373
Adjustments:
Depreciation and amortization expense	63,180	36,251	111,409	72,895
Equity compensation expense	165,091	88,234	422,953	180,655
Acquisition-related compensation expense(1)	44,305	5,435	66,304	10,939
Acquisition and merger-related expense	2,791	3,650	37,399	14,228
Placement fee adjustment	(1,092)	(230)	(1,098)	5,310
OMG expense, net	191,064	146,567	370,218	286,322
Other (income) expense, net	27,163	(11,430)	29,689	(11,299)
Income before taxes of non-controlling interests in consolidated subsidiaries	(5,317)	(3,942)	(10,788)	(7,604)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(4,708)	(110,481)	(62,687)	(176,067)
Total performance (income) loss—unrealized	(300,592)	122,318	(365,035)	167,794
Total performance related compensation—unrealized	207,731	(107,182)	248,281	(171,696)
Total net investment (income) loss—unrealized	(82,496)	22,908	(100,360)	18,621
Realized income	594,058	509,423	1,174,261	938,471
Total performance income—realized	(55,554)	(109,642)	(181,002)	(132,823)
Total performance related compensation—realized	39,071	68,996	123,487	82,152
Total net investment loss—realized	27,527	2,539	30,589	25,490
Fee related earnings	$605,102	$471,316	$1,147,335	$913,290

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
15. CONSOLIDATION
Deconsolidation of Funds

As of the end of the reporting period, certain funds that have historically been consolidated in the financial statements are no longer consolidated because: (i) such funds have been liquidated or dissolved; or (ii) the Company is no longer deemed to be the primary beneficiary of the variable interest entities (“VIEs”) as it no longer has a significant economic interest. During the six months ended June 30, 2025, the Company deconsolidated three CLOs as a result of liquidation. During the six months ended June 30, 2024, the Company did not deconsolidate any entity.

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

	As of June 30,	As of December 31,
	2025	2024
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs	$533,673	$386,927
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs	941,526	791,133
Assets of consolidated VIEs	12,826,334	13,698,611
Liabilities of consolidated VIEs	9,540,223	10,879,735

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income attributable to non-controlling interests related to consolidated VIEs	$2,298	$100,969	$55,274	$159,325

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of June 30, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$509,656	$—	$—	$509,656
Investments (includes $3,703,243 of accrued carried interest)	6,148,984	—	(1,026,308)	5,122,676
Due from affiliates	1,155,371	—	(20,855)	1,134,516
Other assets	914,061	—	—	914,061
Right-of-use operating lease assets	540,463	—	—	540,463
Intangible assets, net	2,220,065	—	—	2,220,065
Goodwill	3,436,192	—	—	3,436,192
Assets of Consolidated Funds
Cash and cash equivalents	—	1,022,249	—	1,022,249
Investments held in trust account	—	558,150	—	558,150
Investments, at fair value	—	11,557,348	—	11,557,348
Receivable for securities sold	—	191,431	—	191,431
Other assets	—	58,134	—	58,134
Total assets	$14,924,792	$13,387,312	$(1,047,163)	$27,264,941
Liabilities
Accounts payable, accrued expenses and other liabilities	$876,020	$—	$(266)	$875,754
Accrued compensation	438,196	—	—	438,196
Due to affiliates	587,400	—	—	587,400
Performance related compensation payable	2,669,386	—	—	2,669,386
Debt obligations	3,675,154	—	—	3,675,154
Operating lease liabilities	686,745	—	—	686,745
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	139,882	(202)	139,680
Due to affiliates	—	20,108	(20,108)	—
Payable for securities purchased	—	244,012	—	244,012
CLO loan obligations, at fair value	—	8,494,788	(52,563)	8,442,225
Fund borrowings	—	667,006	—	667,006
Total liabilities	8,932,901	9,565,796	(73,139)	18,425,558
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	558,050	—	558,050
Redeemable interest in Ares Operating Group entities	24,135	—	—	24,135
Non-controlling interest in Consolidated Funds	—	3,263,466	(935,901)	2,327,565
Non-controlling interest in Ares Operating Group entities	1,580,323	—	(12,521)	1,567,802
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding)	1,459,918	—	—	1,459,918
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (215,880,982 shares issued and outstanding)	2,159	—	—	2,159
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (107,282,369 shares issued and outstanding)	1,073	—	—	1,073
Additional paid-in-capital	4,113,663	—	(25,602)	4,088,061
Accumulated deficit	(1,221,611)	—	—	(1,221,611)
Accumulated other comprehensive loss, net of tax	32,196	—	—	32,196
Total stockholders’ equity	4,387,433	—	(25,602)	4,361,831
Total equity	5,967,756	3,263,466	(974,024)	8,257,198
Total liabilities, redeemable interest, non-controlling interests and equity	$14,924,792	$13,387,312	$(1,047,163)	$27,264,941

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,507,976	$—	$—	$1,507,976
Investments (includes $3,495,115 of accrued carried interest)	5,485,012	—	(840,237)	4,644,775
Due from affiliates	1,236,450	—	(179,842)	1,056,608
Other assets	774,654	—	—	774,654
Right-of-use operating lease assets	511,319	—	—	511,319
Intangible assets, net	975,828	—	—	975,828
Goodwill	1,162,636	—	—	1,162,636
Assets of Consolidated Funds
Cash and cash equivalents	—	1,227,489	—	1,227,489
Investments held in trust account	—	550,800	—	550,800
Investments, at fair value	—	12,187,044	—	12,187,044
Receivable for securities sold	—	202,782	—	202,782
Other assets	—	82,397	—	82,397
Total assets	$11,653,875	$14,250,512	$(1,020,079)	$24,884,308
Liabilities
Accounts payable, accrued expenses and other liabilities	$364,152	$—	$(280)	$363,872
Accrued compensation	280,894	—	—	280,894
Due to affiliates	500,480	—	—	500,480
Performance related compensation payable	2,537,203	—	—	2,537,203
Debt obligations	2,558,914	—	—	2,558,914
Operating lease liabilities	641,864	—	—	641,864
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	323,566	(466)	323,100
Due to affiliates	—	178,409	(178,409)	—
Payable for securities purchased	—	332,406	—	332,406
CLO loan obligations, at fair value	—	9,793,645	(121,456)	9,672,189
Fund borrowings	—	275,000	—	275,000
Total liabilities	6,883,507	10,903,026	(300,611)	17,485,922
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	550,700	—	550,700
Redeemable interest in Ares Operating Group entities	23,496	—	—	23,496
Non-controlling interest in Consolidated Funds	—	2,796,786	(771,120)	2,025,666
Non-controlling interest in Ares Operating Group entities	1,236,767	—	18,111	1,254,878
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding)	1,458,771	—	—	1,458,771
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (199,872,571 shares issued and outstanding)	1,999	—	—	1,999
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1000 shares authorized ($1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (109,806,689 shares issued and outstanding)	1,098	—	—	1,098
Additional paid-in-capital	2,903,253	—	33,541	2,936,794
Accumulated deficit	(837,294)	—	—	(837,294)
Accumulated other comprehensive loss, net of tax	(17,757)	—	—	(17,757)
Total stockholders’ equity	3,510,105	—	33,541	3,543,646
Total equity	4,746,872	2,796,786	(719,468)	6,824,190
Total liabilities, redeemable interest, non-controlling interests and equity	$11,653,875	$14,250,512	$(1,020,079)	$24,884,308

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended June 30, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$909,576	$—	$(8,954)	$900,622
Carried interest allocation	330,735	—	(6,834)	323,901
Incentive fees	23,341	—	(262)	23,079
Principal investment income	91,377	—	(80,414)	10,963
Administrative, transaction and other fees	98,118	—	(6,555)	91,563
Total revenues	1,453,147	—	(103,019)	1,350,128
Expenses
Compensation and benefits	643,709	—	—	643,709
Performance related compensation	234,706	—	—	234,706
General, administrative and other expense	232,156	—	—	232,156
Expenses of the Consolidated Funds	—	42,778	(15,771)	27,007
Total expenses	1,110,571	42,778	(15,771)	1,137,578
Other income (expense)
Net realized and unrealized gains on investments	22,551	—	(9,843)	12,708
Interest and dividend income	7,813	—	(41)	7,772
Interest expense	(43,575)	—	—	(43,575)
Other expense, net	(47,135)	—	614	(46,521)
Net realized and unrealized gains on investments of the Consolidated Funds	—	130,282	(2,530)	127,752
Interest and other income of the Consolidated Funds	—	161,890	—	161,890
Interest expense of the Consolidated Funds	—	(146,467)	829	(145,638)
Total other income (expense), net	(60,346)	145,705	(10,971)	74,388
Income before taxes	282,230	102,927	(98,219)	286,938
Income tax expense	60,249	709	—	60,958
Net income	221,981	102,218	(98,219)	225,980
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	102,218	(98,219)	3,999
Net income attributable to Ares Operating Group entities	221,981	—	—	221,981
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(274)	—	—	(274)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	85,193	—	—	85,193
Net income attributable to Ares Management Corporation	137,062	—	—	137,062
Less: Series B mandatory convertible preferred stock dividends declared	25,312	—	—	25,312
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$111,750	$—	$—	$111,750

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,736,457	$—	$(18,848)	$1,717,609
Carried interest allocation	495,861	—	(11,952)	483,909
Incentive fees	55,399	—	(272)	55,127
Principal investment income	118,216	—	(85,255)	32,961
Administrative, transaction and other fees	156,006	—	(6,679)	149,327
Total revenues	2,561,939	—	(123,006)	2,438,933
Expenses
Compensation and benefits	1,300,834	—	—	1,300,834
Performance related compensation	357,339	—	—	357,339
General, administrative and other expense	460,070	—	—	460,070
Expenses of the Consolidated Funds	—	59,462	(25,799)	33,663
Total expenses	2,118,243	59,462	(25,799)	2,151,906
Other income (expense)
Net realized and unrealized gains on investments	33,182	—	(20,206)	12,976
Interest and dividend income	26,016	—	(588)	25,428
Interest expense	(79,962)	—	—	(79,962)
Other expense, net	(57,643)	—	408	(57,235)
Net realized and unrealized gains on investments of the Consolidated Funds	—	214,009	2,149	216,158
Interest and other income of the Consolidated Funds	—	321,962	—	321,962
Interest expense of the Consolidated Funds	—	(303,844)	5,466	(298,378)
Total other income (expense), net	(78,407)	232,127	(12,771)	140,949
Income before taxes	365,289	172,665	(109,978)	427,976
Income tax expense	75,784	2,711	—	78,495
Net income	289,505	169,954	(109,978)	349,481
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	169,954	(109,978)	59,976
Net income attributable to Ares Operating Group entities	289,505	—	—	289,505
Less: Net income attributable to redeemable interest in Ares Operating Group entities	42	—	—	42
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	105,231	—	—	105,231
Net income attributable to Ares Management Corporation	184,232	—	—	184,232
Less: Series B mandatory convertible preferred stock dividends declared	50,625	—	—	50,625
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$133,607	$—	$—	$133,607

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$289,505	$169,954	$(109,978)	$349,481
Adjustments to reconcile net income to net cash provided by operating activities	548,460		(86,146)	462,314
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	—	1,175,691	(12,289)	1,163,402
Cash flows due to changes in operating assets and liabilities	326,562	—	(136,882)	189,680
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	(189,822)	434,849	245,027
Net cash provided by operating activities	1,164,527	1,155,823	89,554	2,409,904
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(44,893)	—	—	(44,893)
Acquisitions, net of cash acquired	(1,722,715)	—	—	(1,722,715)
Net cash used in investing activities	(1,767,608)	—	—	(1,767,608)
Cash flows from financing activities:
Proceeds from Credit Facility	1,525,000	—	—	1,525,000
Repayments of Credit Facility	(410,000)	—	—	(410,000)
Dividends and distributions	(873,259)	—	—	(873,259)
Taxes paid related to net share settlement of equity awards	(416,609)	—	—	(416,609)
Other financing activities	1,790	—	—	1,790
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	167,832	(7,685)	160,147
Distributions to non-controlling interests in Consolidated Funds	—	(443,128)	123,372	(319,756)
Redemptions of redeemable interests in Consolidated Funds	—	(7,143)	—	(7,143)
Borrowings under loan obligations by Consolidated Funds	—	312,491	—	312,491
Repayments under loan obligations by Consolidated Funds	—	(1,717,589)	—	(1,717,589)
Net cash used in financing activities	(173,078)	(1,687,537)	115,687	(1,744,928)
Effect of exchange rate changes	27,962	76,350	—	104,312
Net change in cash and cash equivalents	(748,197)	(455,364)	205,241	(998,320)
Cash and cash equivalents, beginning of period	1,507,976	1,227,489	(1,227,489)	1,507,976
Cash and cash equivalents, end of period	$759,779	$772,125	$(1,022,248)	$509,656
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$1,657,881	$—	$—	$1,657,881

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
Allocable to non-controlling interests in Consolidated Funds:
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after June 30, 2025 through the date the unaudited condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In July 2025, the Company’s board of directors declared a quarterly dividend of $1.12 per share of Class A and non-voting common stock payable on September 30, 2025 to common stockholders of record at the close of business on September 16, 2025.
In July 2025, the Company’s board of directors declared a quarterly dividend of $0.84375 per share of Series B mandatory convertible preferred stock payable on October 1, 2025 to preferred stockholders of record on September 15, 2025.

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

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the three months ended June 30, 2025, 91% of our management fees were derived from perpetual capital vehicles or long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results from operations, including the fair value of our AUM, are affected by a variety of factors. Conditions in the global financial markets and economic and political environments may impact our business, particularly in the U.S., Europe and Asia-Pacific (“APAC”).

    The following table presents returns of selected market indices:

			Returns (%)
Type of Index	Name of Index	Region	Three months ended June 30, 2025	Six months ended June 30, 2025
High yield bonds	ICE BAML High Yield Master II Index	U.S.	3.6	4.6
High yield bonds	ICE BAML European Currency High Yield Index	Europe	2.1	2.8
Leveraged loans	S&P UBS Leveraged Loan Index	U.S.	2.3	3.0
Leveraged loans	S&P UBS Western European Leveraged Loan Index	Europe	1.4	2.4
Equities	S&P 500 Index	U.S.	10.9	6.2
Equities	MSCI All Country World Ex-U.S. Index	Non-U.S.	12.3	18.3
Infrastructure equities	S&P Global Infrastructure Index	Global	10.4	15.5
Real estate equities	FTSE NAREIT All Equity REITs Index	U.S.	(2.0)	(0.2)
Real estate equities	FTSE EPRA/NAREIT Developed Europe Index	Europe	8.4	6.4
Real estate equities	Tokyo Stock Exchange REIT Index	APAC	5.2	7.6

During the second quarter of 2025, global equity and debt markets experienced volatility driven by shifting trade policies and geopolitical uncertainty. Despite the volatility, global markets largely performed well during the quarter. The U.S. public equity markets recovered as investor sentiment regarding the impact of the proposed tariffs remained stable, while international markets continued to outperform with recent interest rate cuts in key regions outside of the U.S. driving positive momentum. Globally, positive performance across markets was supported by positive trade developments, resilient macroeconomic indicators and optimism for heightened deal activity going into the second half of the year.

The commercial real estate markets experienced mixed performance with transaction volumes continuing to increase and property valuations and capitalization rates remaining steady. The European real estate markets began to recover, with interest rate cuts from European central banks driving positive momentum. However, the U.S. real estate markets slightly declined during the quarter primarily due to the uncertainty in interest rates and trade policy. While performance varies by sector and geography, we believe multifamily and industrial properties will continue to benefit from favorable long-term structural trends. In addition, renewable energy continues to scale and transaction volume remained strong, which has supported elevated renewable energy revenue contract prices amid the positive momentum in demand. The climate infrastructure market remained resilient, supported by clean energy deployment and digital infrastructure expansion. The convergence of digital infrastructure and artificial intelligence adoption, paired with surging power demand expectations continue to support infrastructure investment opportunities.

Following a strong start to the year, private equity transaction volume slowed during the quarter as the macroeconomic and global trade environment weighed on exit activity. This environment has contributed to heightened focus on disciplined underwriting and on companies with strong organic growth and attractive strategic transaction opportunities. We believe that shifting towards value creation strategies emphasizing operational improvements, talent optimization and digital transformation is essential to ensure long-term competitiveness.

We believe our portfolios across all strategies remain well positioned for a fluctuating interest rate environment. On a market value basis, approximately 85% of our debt assets and 52% of our total assets were floating rate instruments as of June 30, 2025.

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

The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 3/31/2025	$359,076	$124,187	$24,727	$31,312	$6,571	$545,873
Net new par/equity commitments	8,922	2,094	—	2,519	1,921	15,456
Net new debt commitments	9,161	1,619	—	—	—	10,780
Capital reductions	(3,862)	(386)	(19)	—	—	(4,267)
Distributions	(5,000)	(1,719)	(1,056)	(160)	(410)	(8,345)
Redemptions	(944)	(131)	—	(40)	(7)	(1,122)
Net allocations among investment strategies	185	50	—	72	(307)	—
Change in fund value	9,568	4,060	114	246	22	14,010
Balance at 6/30/2025	$377,106	$129,774	$23,766	$33,949	$7,790	$572,385

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 3/31/2024	$308,639	$64,104	$24,476	$25,641	$5,479	$428,339
Net new par/equity commitments	11,200	2,491	15	866	1,097	15,669
Net new debt commitments	8,592	1,703	—	—	—	10,295
Capital reductions	(5,110)	(207)	(2)	—	—	(5,319)
Distributions	(2,817)	(736)	(29)	(285)	(238)	(4,105)
Redemptions	(655)	(291)	—	—	—	(946)
Net allocations among investment strategies	610	—	—	—	(610)	—
Change in fund value	2,664	628	120	81	(194)	3,299
Balance at 6/30/2024	$323,123	$67,692	$24,580	$26,303	$5,534	$447,232

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2024	$348,858	$75,298	$24,041	$29,153	$7,096	$484,446
Acquisitions	—	45,281	—	—	—	45,281
Net new par/equity commitments	14,865	4,556	975	4,807	3,017	28,220
Net new debt commitments	13,982	4,233	—	—	—	18,215
Capital reductions	(7,275)	(1,154)	(54)	(58)	—	(8,541)
Distributions	(8,271)	(3,177)	(1,205)	(399)	(548)	(13,600)
Redemptions	(1,326)	(290)	—	(63)	(7)	(1,686)
Net allocations among investment strategies	1,494	50	—	72	(1,616)	—
Change in fund value	14,779	4,977	9	437	(152)	20,050
Balance at 6/30/2025	$377,106	$129,774	$23,766	$33,949	$7,790	$572,385

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2023	$299,350	$65,413	$24,551	$24,760	$4,772	$418,846
Acquisitions	—	—	—	—	71	71
Net new par/equity commitments	18,933	2,899	330	1,835	2,612	26,609
Net new debt commitments	14,704	1,703	—	—	—	16,407
Capital reductions	(6,595)	(335)	(4)	—	—	(6,934)
Distributions	(6,381)	(1,582)	(64)	(449)	(373)	(8,849)
Redemptions	(3,171)	(725)	(2)	—	—	(3,898)
Net allocations among investment strategies	1,325	—	(47)	—	(1,278)	—
Change in fund value	4,958	319	(184)	157	(270)	4,980
Balance at 6/30/2024	$323,123	$67,692	$24,580	$26,303	$5,534	$447,232

The components of our AUM are presented below ($ in billions):

AUM: $572.4	AUM: $447.2

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $13.8 billion and $14.4 billion of AUM of funds from which we indirectly earn management fees as of June 30, 2025 and 2024, respectively, and includes $5.6 billion and $4.2 billion of non-fee paying AUM from our general partner and employee commitments as of June 30, 2025 and 2024, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management

FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 3/31/2025	$218,231	$76,425	$11,352	$23,470	$5,590	$335,068
Commitments	5,858	880	—	688	1,747	9,173
Deployment/subscriptions/increase in leverage	6,973	1,287	16	409	—	8,685
Capital reductions	(1,601)	(136)	(11)	—	—	(1,748)
Distributions	(5,314)	(1,308)	—	(11)	(410)	(7,043)
Redemptions	(944)	(131)	—	(40)	—	(1,115)
Net allocations among investment strategies	452	50	—	72	(574)	—
Change in fund value	4,498	2,924	2	(53)	28	7,399
Change in fee basis	—	(496)	(366)	—	—	(862)
Balance at 6/30/2025	$228,153	$79,495	$10,993	$24,535	$6,381	$349,557

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 3/31/2024	$189,826	$40,836	$12,565	$19,891	$3,998	$267,116
Commitments	6,081	1,224	—	606	1,081	8,992
Deployment/subscriptions/increase in leverage	7,185	865	25	40	154	8,269
Capital reductions	(3,111)	—	—	—	—	(3,111)
Distributions	(4,033)	(563)	—	(132)	(238)	(4,966)
Redemptions	(1,173)	(291)	—	—	—	(1,464)
Net allocations among investment strategies	613	—	—	—	(613)	—
Change in fund value	787	(38)	(9)	3	31	774
Change in fee basis	913	(410)	(316)	53	(1)	239
Balance at 6/30/2024	$197,088	$41,623	$12,265	$20,461	$4,412	$275,849

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2024	$209,145	$44,088	$11,427	$22,401	$5,492	$292,553
Acquisitions	—	30,467	—	—	—	30,467
Commitments	12,336	1,947	—	1,740	2,784	18,807
Deployment/subscriptions/increase in leverage	14,706	2,797	32	666	253	18,454
Capital reductions	(5,212)	(178)	(11)	—	—	(5,401)
Distributions	(8,605)	(2,711)	—	(69)	(548)	(11,933)
Redemptions	(1,392)	(290)	—	(63)	—	(1,745)
Net allocations among investment strategies	1,624	50	—	72	(1,746)	—
Change in fund value	5,914	3,204	2	(212)	146	9,054
Change in fee basis	(363)	121	(457)	—	—	(699)
Balance at 6/30/2025	$228,153	$79,495	$10,993	$24,535	$6,381	$349,557

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2023	$185,280	$41,338	$13,124	$19,040	$3,575	$262,357
Acquisitions	—	—	—	—	55	55
Commitments	9,859	1,520	—	1,506	2,402	15,287
Deployment/subscriptions/increase in leverage	14,409	1,729	25	102	154	16,419
Capital reductions	(5,875)	(12)	—	—	—	(5,887)
Distributions	(7,696)	(867)	—	(231)	(373)	(9,167)
Redemptions	(3,322)	(725)	(2)	—	—	(4,049)
Net allocations among investment strategies	1,499	—	—	—	(1,499)	—
Change in fund value	1,328	(446)	(28)	—	99	953
Change in fee basis	1,606	(914)	(854)	44	(1)	(119)
Balance at 6/30/2024	$197,088	$41,623	$12,265	$20,461	$4,412	$275,849

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $349.6	FPAUM: $275.8

Invested capital/other(1)	Market value /reported value(2)	Collateral balances (at par)	Capital commitments	GAV

(1)Other consists of Ares Commercial Real Estate Corporation’s (NYSE: ACRE) (“ACRE”) FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $81.2 billion and $64.6 billion from funds that primarily invest in illiquid strategies as of June 30, 2025 and 2024, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

Perpetual Capital Assets Under Management

The chart below presents our perpetual capital AUM by segment and type ($ in billions):

Perpetual Capital AUM
$166.6
$7.1
$3.3
$43.0
$113.2
$116.3
$4.9
$1.7
$25.9
$83.8
6/30/2025
6/30/2024
Credit
Real Assets
Secondaries
Other Businesses

Perpetual Capital by Type
$166.6
$27.5
$43.0
$50.5
$45.6
$116.3
$24.0
$30.1
$29.1
$33.1
6/30/2025
6/30/2024
Publicly-Traded Vehicles
Perpetual Wealth Vehicles
Private Commingled Vehicles
Managed Accounts

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended June 30, 2025 and 2024, 91% and 95%, respectively, of management fees were earned from perpetual capital or long-dated funds.

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
As of June 30, 2025, AUM Not Yet Paying Fees includes $86.8 billion of AUM available for future deployment that could generate approximately $822.7 million in potential incremental annual management fees, which represents 30% embedded gross base management fee growth from the last twelve month period upon deployment. Development assets not yet stabilized represents fund assets that are in the development stage. Upon completion of development, management fees generally increase with a change in fee base, in fee rate or both. As of June 30, 2025, development assets not yet stabilized could generate approximately $22.9 million in potential incremental annual management fees.

Incentive Eligible Assets Under Management and Incentive Generating Assets Under Management

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Incentive Eligible AUM
$303.8
$1.9
$22.8
$20.4
$53.1
$205.6
$259.5
$1.6
$17.0
$20.6
$41.6
$178.7
6/30/2025
6/30/2024

Incentive Generating AUM
$139.1
$1.3
$11.3
$7.8
$23.5
$95.2
$118.5
$1.1
$8.5
$8.9
$16.2
$83.8
6/30/2025
6/30/2024

Credit	Real Assets	Private Equity	Secondaries	Other Businesses
Fee related performance revenues are not recognized by us until such fees are crystallized and no longer subject to reversal. As of June 30, 2025, perpetual capital IGAUM that could potentially result in crystallized fee related performance revenues totaled $30.2 billion, composed of $19.8 billion within the Credit Group, $7.3 billion within the Real Assets Group and $3.1 billion within the Secondaries Group. As of June 30, 2024, perpetual capital IGAUM that could potentially result in crystallized fee related performance revenues totaled $19.8 billion, composed of $18.3 billion within the Credit Group and $1.5 billion within the Secondaries Group.

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

The activities of GCP International are reflected within our results of operations beginning on March 1, 2025. Therefore, our analysis compared to the prior year periods will lack comparability, particularly in our Real Assets Group segment. Because the activities of GCP International represent four months of activity within the six months ended June 30, 2025, we will separately discuss the significant impact of the GCP Acquisition within our discussion of our results of operations.

In addition, various components of the agreed upon purchase price for the GCP Acquisition are required to be accounted for as compensation because the payments were made to certain individuals that became Ares employees on March 1, 2025. Because they are required to be accounted for as compensation, these amounts have been excluded from purchase consideration and will have a varying impact on our results of operations in the current periods as well as in future periods. Following the integration period, we expect to generate cost savings as we begin to execute on synergy opportunities.

In connection with the GCP Acquisition, we also entered into contingent compensation arrangements with the sellers and with certain of its professionals that became Ares employees. The portion of the arrangements that are attributable to the sellers represents a component of purchase consideration that will be accounted for as contingent consideration. The portion of the arrangements that are attributable to the professionals that became Ares employees requires continued service through the measurement periods and will be accounted for as compensation. These arrangements will have a varying impact on our results of operations in the current periods as well as in future periods that is dependent on these classifications as well as the expected attainment of the measurement criteria.

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
Management Fees. Details regarding management fees from GLP J-REIT (TSE: 3281) (“J-REIT”) are presented below:

Vehicle	Strategy	Annual Fee Rate and Fee Base

Real Assets Group
J-REIT	Real Estate
•Comprised of multiple components, including:
◦0.18% on GAV (“J-REIT Fee I”)
◦3.50% on net operating income (“J-REIT Fee II”)
◦Sum of J-REIT Fee I and J-REIT Fee II, multiplied by 0.033%, multiplied by earnings per outstanding investment unit

Details regarding management fees by strategy, excluding J-REIT described above, are presented below:

Strategy	Fee Rate	Fee Base	Average Remaining Contract Term(1)

Real Assets Group
Real Estate(2)	0.45% - 1.50%	Capital commitments, invested capital, GAV, NAV, aggregate cost basis of unrealized portfolio investments or a combination thereof	4.8 years
Infrastructure	1.00% - 1.50%	Capital commitments, invested capital, GAV or NAV	5.3 years

(1)    Represents the average remaining contract term pursuant to the funds’ governing documents within each strategy, excluding perpetual capital vehicles, as of June 30, 2025.
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

Incentive Fees. Details regarding fee related performance revenues, excluding publicly-traded and perpetual wealth vehicles, are presented below:

Strategy	Fee Rate	Fee Base	Annual Hurdle Rate

Real Assets Group
Real Estate	15.0% - 20.0%	Incentive eligible fund’s profits	6.0% - 8.0%

Carried Interest Allocation. Details regarding carried interest, which is generally based on a fund’s eligible profits, are presented below:

Strategy	Fee Rate	Annual Hurdle Rate

Real Assets Group
Infrastructure	15.0% - 20.0%	7.0% - 10.0%
Administrative, Transaction and Other Fees. Details regarding other fees are presented below:

Other fees:
Property-related fees represent fees earned within our real estate strategy and include the following:
Acquisition fees	Based on a percentage of a property’s cost at the time of property acquisition
Development fees	Based on a percentage of costs to develop a property over the development period
Leasing fees	Based on a percentage of rental income at lease inception or lease renewal
Property management fees	Based on tenancy of properties over the time associated property management services are provided
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

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 3% of our AUM as of June 30, 2025 and 5% of total revenues for the six months ended June 30, 2025. As of June 30, 2025, we consolidated 25 CLOs, 15 private funds and one SPAC, and as of June 30, 2024, we consolidated 28 CLOs, 10 private funds and one SPAC.
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
We have contributed certain financial interests, such as capital interests and rights to performance income earned by us in funds that we manage, as collateral or other forms of similar credit-enhancement, including subordination and liquidity support, to structured investment vehicles that we manage, including but not limited to collateralized fund obligations and fund-backed loans. These structured investment vehicles are typically designed to meet investors’ risk-return, liquidity, diversification and risk-based capital treatment objectives and to support capital raising efforts across our platform. The contribution of these financial interests subjects us to a maximum risk of loss equal to the value of the contributed financial interests in the event that these structured investment vehicles or the underlying financial interests do not perform at required levels, which results in a variable interest and often the consolidation of these investment vehicles by us. As a result, the financial interests that we contribute will typically be reclassified from investments in the funds that we manage and/or from accrued performance income to investments of the Consolidated Funds. Any future investment income and performance income resulting from these financial interests will be presented within the results of operations of our Consolidated Funds.

We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the six months ended June 30, 2025, we deconsolidated three CLOs as a result of liquidation. During the six months ended June 30, 2024, we did not deconsolidate any entity.
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

The following table presents our summarized consolidated results of operations ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Total revenues	$1,350,128	$788,682	$561,446	71%	$2,438,933	$1,496,045	$942,888	63%
Total expenses	(1,137,578)	(564,544)	(573,034)	(102)	(2,151,906)	(1,103,037)	(1,048,869)	(95)
Total other income, net	74,388	93,187	(18,799)	(20)	140,949	155,365	(14,416)	(9)
Less: Income tax expense	60,958	41,074	(19,884)	(48)	78,495	68,307	(10,188)	(15)
Net income	225,980	276,251	(50,271)	(18)	349,481	480,066	(130,585)	(27)
Less: Net income attributable to non-controlling interests in Consolidated Funds	3,999	105,489	(101,490)	(96)	59,976	172,205	(112,229)	(65)
Net income attributable to Ares Operating Group entities	221,981	170,762	51,219	30	289,505	307,861	(18,356)	(6)
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(274)	(387)	113	29	42	(314)	356	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	85,193	76,211	8,982	12	105,231	140,210	(34,979)	(25)
Net income attributable to Ares Management Corporation	137,062	94,938	42,124	44	184,232	167,965	16,267	10
Less: Series B mandatory convertible preferred stock dividends declared	25,312	—	25,312	NM	50,625	—	50,625	NM
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$111,750	$94,938	16,812	18	$133,607	$167,965	(34,358)	(20)

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues
Management fees	$900,622	$721,681	$178,941	25%	$1,717,609	$1,409,373	$308,236	22%
Carried interest allocation	323,901	(51,167)	375,068	NM	483,909	(83,645)	567,554	NM
Incentive fees	23,079	47,734	(24,655)	(52)	55,127	56,401	(1,274)	(2)
Principal investment income	10,963	29,461	(18,498)	(63)	32,961	36,511	(3,550)	(10)
Administrative, transaction and other fees	91,563	40,973	50,590	123	149,327	77,405	71,922	93
Total revenues	$1,350,128	$788,682	561,446	71	$2,438,933	$1,496,045	942,888	63
Management Fees. Within the Credit Group, capital raised by our publicly-traded and perpetual wealth vehicles contributed to increases in management fees of $41.8 million and $83.3 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. Capital deployment in private funds within our direct lending and alternative credit strategies led to a rise in FPAUM, contributing to increases in management fees of $30.1 million and $53.4 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. Part I Fees increased by $13.0 million and $28.1 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases in Part I Fees were primarily due to the increases in pre-incentive fee net investment income generated by Ares Strategic Income Fund (“ASIF”), CION Ares Diversified Credit Fund (“CADC”) and our open-ended European direct lending fund, driven by increases in net investment income from their growing portfolio of investments.

Within the Real Assets Group, funds that we manage as a result of the GCP Acquisition and the acquisition of Walton Street Capital Mexico S. de R.L. de C.V. and certain of its affiliates (“WSM”) (“WSM Acquisition”), collectively generated $67.6 million and $97.0 million in additional management fees for the three and six months ended June 30, 2025, respectively. For detail regarding the fluctuations of management fees within each of our segments, see “—Results of Operations by Segment.”

Carried Interest Allocation. The following table sets forth carried interest allocation by segment ($ in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Credit funds	$273.7	$35.4	$404.4	$255.0
Real Assets funds	32.8	50.5	54.9	43.6
Private Equity funds	28.6	(129.4)	65.6	(365.8)
Secondaries funds	4.7	(6.9)	(1.6)	(16.3)
Insurance	9.7	11.5	12.1	17.5
Elimination of carried interest from Consolidated Funds	(6.8)	(11.5)	(12.0)	(17.5)
Carried interest of non-controlling interests in consolidated subsidiaries	(18.8)	(0.8)	(39.5)	(0.1)
Carried interest allocation	$323.9	$(51.2)	$483.9	$(83.6)

The activity was principally composed of the following:

Three months ended June 30, 2025	Three months ended June 30, 2024
Credit funds
•Primarily from four direct lending funds, two opportunistic credit funds and two alternative credit funds with $42.4 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our direct lending funds, Ares Capital Europe V, L.P. (“ACE V”), Ares Capital Europe VI, L.P. (“ACE VI”) and Ares Private Credit Solutions II, L.P. (“PCS II”) generated carried interest allocation of $46.7 million, $32.7 million and $31.8 million, respectively, driven by net investment income on an increasing invested capital base. Ares Capital Europe IV, L.P. (“ACE IV”) generated carried interest allocation of $20.8 million driven by net investment income during the period
◦Within our opportunistic credit funds, Ares Special Opportunities Fund II, L.P. (“ASOF II”) generated carried interest allocation of $53.6 million driven by improved profitability of portfolio companies that operate in the healthcare and services industries. Ares Special Opportunities Fund, L.P. (“ASOF I”) generated carried interest allocation of $24.6 million driven by market appreciation of its investment in Savers Value Village, Inc. (“SVV”), driven by its higher stock price
◦Within our alternative credit funds, Ares Pathfinder Fund, L.P. (“Pathfinder I”) and Ares Pathfinder Fund II, L.P. (“Pathfinder II”) generated carried interest allocation of $21.4 million and $9.8 million, respectively, driven by market appreciation of certain investments and net investment income during the period

•Primarily from five direct lending funds, one opportunistic credit fund and two alternative credit funds with $35.8 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our direct lending funds, ACE V and ACE VI generated carried interest allocation of $43.0 million and $13.7 million, respectively, driven by net investment income on an increasing invested capital base. PCS II, ACE IV and Ares Private Credit Solutions, L.P. (“PCS I”) generated carried interest allocation of $17.5 million, $16.4 million and $5.4 million, respectively, primarily driven by net investment income during the period. Our direct lending funds have benefited from rising interest rates on predominately floating-rate loans
◦Within our opportunistic credit funds, ASOF II generated carried interest allocation of $26.9 million, driven by improved profitability of portfolio companies that operate in the services and retail industries
◦Within our alternative credit funds, Pathfinder I and Pathfinder II generated carried interest allocation of $19.1 million and $14.0 million, respectively, driven by market appreciation of certain investments and net investment income during the period
•Reversal of unrealized carried interest allocation of $82.5 million and $43.2 million, respectively, from Ares Special Situations Fund IV, L.P. (“SSF IV”) and ASOF I, primarily due to market depreciation of their investments in SVV, driven by its lower stock price

Real Assets funds
•Our second climate infrastructure fund generated carried interest allocation of $10.0 million, driven by appreciation of certain investments
•Ares Infrastructure Debt Fund V, L.P. (“IDF V”) generated carried interest allocation of $4.6 million, driven by net investment income during the period
•U.S. Real Estate Fund IX, L.P. (“US IX”) and U.S. Real Estate Fund X, L.P. (“US X”) generated carried interest allocation of $4.1 million and $3.6 million, respectively, due to increasing operating income and higher property valuations primarily from industrial property investments
•Ares Real Estate Opportunity Fund III, L.P. (“AREOF III”) and Ares European Real Estate Fund IV, L.P. (“EF IV”) generated carried interest allocation of $4.1 million and $3.1 million, respectively, primarily due to appreciation of certain investments

•Our infrastructure opportunities funds generated carried interest allocation of $44.8 million, including $19.9 million from EIF V and $14.8 million from Ares Climate Infrastructure Partners, L.P. (“ACIP I”) primarily due to appreciation of certain investments
•IDF V generated carried interest allocation of $16.8 million, driven by net investment income during the period
•Carried interest allocation of $5.6 million collectively generated from US X and US IX, primarily due to appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily property investments
•Reversal of unrealized carried interest allocation of $12.7 million from EF IV, primarily driven by the lower valuation of residential property investments

Three months ended June 30, 2025	Three months ended June 30, 2024
Private Equity funds
•Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”) generated carried interest allocation of $36.1 million primarily driven by improved profitability from portfolio companies that primarily operate in the service and industrial industries
•Reversal of unrealized carried interest allocation of $7.6 million from Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) driven by lower profitability of portfolio companies that primarily operate in the energy and healthcare industries

•Reversal of unrealized carried interest allocation of $230.6 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”) was primarily due to the market depreciation of its investment in SVV, driven by its lower stock price
•ACOF VI generated carried interest allocation of $90.0 million, driven by improved profitability of portfolio companies that primarily operate in the healthcare, services, industrial and retail industries

Secondaries funds
•Landmark Real Estate Fund VIII, L.P. (“LREF VIII”) generated carried interest allocation of $6.7 million, primarily driven by appreciation of certain portfolio investments
•Reversal of unrealized carried interest of $14.4 million from LREF VIII, primarily driven by the lower valuation of certain investments with underlying interests in multifamily portfolios and of $7.3 million from Landmark Equity Partners XVI, L.P. (“LEP XVI”), due to lower net investment income
•Our third infrastructure secondaries fund and two private equity secondaries funds generated carried interest allocation of $15.6 million, primarily driven by the appreciation of certain portfolio investments

Six months ended June 30, 2025	Six months ended June 30, 2024
Credit funds
•Primarily from four direct lending funds, one opportunistic credit fund and two alternative credit funds with $40.2 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our direct lending funds, ACE V, ACE VI and PCS II generated carried interest allocation of $93.0 million, $59.2 million and $44.8 million, respectively, driven by net investment income on an increasing invested capital base. ACE IV generated carried interest allocation of $34.1 million driven by net investment income during the period
◦Within our opportunistic credit funds, ASOF II generated carried interest allocation of $74.7 million, driven by improved profitability of portfolio companies that operate in the services, healthcare and industrial industries
◦Within our alternative credit funds, Pathfinder I and Pathfinder II generated carried interest allocation of $31.5 million and $31.4 million, respectively, driven by market appreciation of certain investments and net investment income during the period
•Reversal of unrealized carried interest allocation of $27.0 million from SSF IV, primarily due to the market depreciation of their investment in SVV, driven by its lower stock price

•Primarily from four direct lending funds, one alternative credit fund and one opportunistic credit funds with $32.8 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our direct lending funds, PCS II, ACE V and ACE VI generated carried interest allocation of $88.8 million, $82.7 million and $21.4 million, respectively, driven by net investment income on an increasing invested capital base. ACE IV generated carried interest allocation of $32.1 million driven by net investment income during the period. Our direct lending funds have benefited from rising interest rates on predominately floating-rate loans
◦Within our opportunistic credit funds, ASOF II generated carried interest allocation of $57.3 million, driven by improved profitability of portfolio companies that operate in the retail, healthcare and service industries.
◦Within our alternative credit funds, Pathfinder I generated carried interest allocation of $26.8 million driven by market appreciation of certain investments and net investment income during the period
•Reversal of unrealized carried interest allocation of $52.7 million and $30.8 million, respectively, from SSF IV and ASOF I, primarily due to market depreciation of their investments in SVV, driven by its lower stock price

Real Assets funds
•IDF V generated carried interest allocation of $14.9 million, driven by net investment income during the period
•Our second climate infrastructure fund generated carried interest allocation of $10.0 million, driven by the appreciation of certain portfolio investments
•US X and US IX generated carried interest allocation of $6.7 million and $6.1 million, respectively, primarily due to market appreciation and increasing operating income primarily from industrial property investments
•AREOF III and EF IV generated carried interest allocation of $4.7 million and $3.6 million, respectively, primarily due to appreciation of certain investments

•IDF V generated carried interest allocation of $29.6 million, driven by net investment income during the period
•EIF V generated $21.7 million of carried interest allocation, driven by appreciation of certain investments
•Carried interest allocation of $5.7 million and $4.4 million generated from US X and US IX, primarily due to appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily investments
•Reversal of unrealized carried interest allocation of $17.1 million from EF IV, primarily driven by the lower valuation of residential and retail property investments

Private Equity funds
•ACOF VI generated carried interest allocation of $78.8 million, primarily driven by improved profitability of portfolio companies that primarily operate in the healthcare, services, industrial and retail industries
•Reversal of unrealized carried interest allocation of $13.1 million from a private equity fund driven by lower operating performance from portfolio companies that primarily operate in the industrial and service industries

•Reversal of unrealized carried interest allocation of $474.9 million from ACOF V was primarily due to the market depreciation of its investment in SVV, driven by its lower stock price
•ACOF VI generated carried interest allocation of $118.0 million, driven by improved profitability of portfolio companies that primarily operate in the healthcare, services, industrial and retail industries

Six months ended June 30, 2025	Six months ended June 30, 2024
Secondaries funds
•Reversal of unrealized carried interest of $11.4 million from LEP XVI, due to the lower valuation of certain investments
•Reversal of unrealized carried interest of $4.3 million from LREF VIII, primarily driven by the lower valuation of certain investments
•Landmark Equity Partners XVII, L.P. (“LEP XVII”) and two private equity secondaries funds generated carried interest allocation of $10.7 million, driven by improved operating performance and appreciation of certain investments

•Reversal of unrealized carried interest of $15.8 million from LREF VIII, primarily driven by the lower valuation of certain investments with underlying interests in multifamily portfolios and of $12.0 million from LEP XVI, due to lower net investment income
•Our third infrastructure secondaries fund and two private equity secondaries funds generated carried interest allocation of $15.6 million, primarily driven by the appreciation of certain portfolio investments

Incentive Fees. The following table sets forth incentive fees by segment ($ in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Credit funds	$6.8	$31.1	$28.7	$33.2
Real Assets funds	0.1	1.0	0.5	4.7
Secondaries funds	16.2	15.6	25.9	18.5
Incentive fees	$23.1	$47.7	$55.1	$56.4
The majority of our incentive fees crystallize in the fourth quarter. For further detail regarding the incentive fees within each of our segments, see discussion of fee related performance revenues and realized net performance income within “—Results of Operations by Segment.”
Principal Investment Income. For equity method investments where we serve as general partner, we present the activity of net realized and unrealized gains on investments and realized investment income together with net cash received or used. The following tables present the change in fair value of our equity method investments where we serve as general partner ($ in millions):

As of March 31, 2025		Activity during the period				As of June 30, 2025
Cost Basis	Fair Value	Net Cash Used	Net Unrealized Gains (Losses)	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$514.1	$604.7	$34.5	$2.3	$8.4	$(4.5)	$563.0	$645.4

As of December 31, 2024		Activity during the period				As of June 30, 2025
Cost Basis	Fair Value	Net Cash Used	Net Unrealized Gains (Losses)	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$451.4	$536.9	$80.1	$10.6	$22.4	$(4.6)	$563.0	$645.4
The activity for the three and six months ended June 30, 2025 was primarily attributable to:
•Realized investment income generated from our investments in various real estate debt and infrastructure debt funds. The six months ended June 30, 2025 also included: (i) interest income from newly admitted investors in an insurance fund, where capital account balances are reallocated from existing investors in exchange for interest to compensate for carrying costs; and (ii) realized gains generated from our investments in various U.S. real estate equity funds
•Net cash used, primarily driven by investments in various real estate funds

As of March 31, 2024		Activity during the period			As of June 30, 2024
Cost Basis	Fair Value	Net Cash Received	Net Unrealized Gains (Losses)	Interest and Dividend Income	Cost Basis	Fair Value
$461.6	$545.2	$(14.9)	$(0.5)	$29.9	$476.4	$559.7

As of December 31, 2023		Activity during the period			As of June 30, 2024
Cost Basis	Fair Value	Net Cash Received	Net Unrealized Gains (Losses)	Interest and Dividend Income	Cost Basis	Fair Value
$453.3	$535.3	$(12.1)	$0.6	$35.9	$476.4	$559.7

The activity for the three and six months ended June 30, 2024 was primarily attributable to:
•Interest income from newly admitted investors in an insurance fund, where capital account balances are reallocated from existing investors in exchange for interest to compensate for carrying costs
•Net cash received, primarily driven by transfers of our investments in APAC credit funds to employee co-investment vehicles, partially offset by investments in European real estate debt funds. Net cash used for the six months ended June 30, 2024 also included investments in European direct lending, alternative credit and infrastructure debt funds

Administrative, Transaction and Other Fees. The increases for the three and six months ended June 30, 2025 compared to the same periods in 2024 were primarily driven by incremental fees following the completion of the GCP Acquisition. GCP International enhances our vertically integrated capabilities in real estate, which enables us to earn additional leasing, development and property management fees. These fees contributed $38.1 million and $51.8 million for the three and six months ended June 30, 2025, respectively.

The increases in fees over the comparative periods were also driven by higher administrative service fees of $5.5 million and $9.3 million, respectively, primarily from: (i) our perpetual wealth vehicles, including two new products launched in the current year; and (ii) private funds within our Credit Group that are based on invested capital.

Expenses

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Expenses
Compensation and benefits	$643,709	$419,858	$(223,851)	(53)%	$1,300,834	$832,809	$(468,025)	(56)%
Performance related compensation	234,706	(28,985)	(263,691)	NM	357,339	(79,517)	(436,856)	NM
General, administrative and other expenses	232,156	169,432	(62,724)	(37)	460,070	340,360	(119,710)	(35)
Expenses of Consolidated Funds	27,007	4,239	(22,768)	NM	33,663	9,385	(24,278)	(259)
Total expenses	$1,137,578	$564,544	573,034	102	$2,151,906	$1,103,037	(1,048,869)	(95)
Compensation and Benefits. In connection with the GCP Acquisition, various components of the agreed upon purchase price are required to be accounted for as compensation because the payments were made to certain individuals that became Ares employees following the GCP Acquisition. The three and six months ended June 30, 2025 included the following acquisition-related compensation expenses: (i) equity-based compensation expense of $40.8 million and $159.9 million, respectively, from awards associated with the purchase price of the GCP Acquisition, with $108.8 million of expense from the portion of these awards that immediately vested in the first quarter of 2025; (ii) other compensation costs of $20.8 million and $29.6 million, respectively, that were settled in cash; and (iii) compensation expense of $15.4 million and $20.6 million, respectively, for certain contingent compensation arrangements established in connection with the GCP Acquisition. See “Note 8. Commitments and Contingencies” within our unaudited condensed consolidated financial statements for a further description of the contingent liabilities related to the GCP Acquisition arrangements.

In addition, the GCP Acquisition contributed incremental employment related costs of $45.2 million and $63.1 million to the three and six months ended June 30, 2025, respectively.

Compensation and benefits, excluding the aforementioned impact from the GCP Acquisition, increased by $101.6 million and $194.8 million, or 24% and 23%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases in expenses reflects the continued growth in salary and benefits for increased staff levels. The most significant expense increases were equity-based compensation, incentive-based compensation and salary expense. Equity-based compensation expense for the three and six months ended June 30, 2025 compared to the same periods in 2024 increased by $35.9 million and $82.4 million, respectively, as a result of newly issued unvested awards, magnified by our increased stock price. The higher stock price associated with equity awards that vested during the first quarter of 2025 also drove the increase in payroll-related taxes of $19.6 million from the prior year-to-date period. In addition, we accelerated expense for certain awards requiring no future service as retirement provisions have been achieved. These provisions increased expense by $25.0 million and $17.4 million for the six months ended June 30, 2025 and 2024, respectively.

Salary expense for the three and six months ended June 30, 2025 compared to the same periods in 2024 increased by $15.7 million and $28.4 million, respectively, primarily attributable to headcount growth to support the expansion of our business. In addition, incentive-based compensation which is dependent on our operating performance and is expected to fluctuate during the year, increased over the comparative periods.
Full-time equivalent headcount increased by 31% to 3,776 professionals for the year-to-date period in 2025 from 2,879 professionals in 2024. The acquisition of GCP International added 844 professionals to our period end headcount as of June 30, 2025, which represents 567 full-time equivalents for the year-to-date period.
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
General, Administrative and Other Expenses. The GCP Acquisition has contributed $54.7 million and $104.9 million of general, administrative and other expenses to the three and six months ended June 30, 2025, respectively. These expenses were driven by: (i) operating costs of $28.1 million and $35.7 million, respectively, including non-recurring integration costs and temporary transition services agreement of $6.2 million and $8.4 million, respectively; (ii) amortization expense of $25.7 million and $34.5 million, respectively, related to the intangible assets recorded in connection with the GCP Acquisition; and (iii) acquisition-related costs of $0.9 million and $34.7 million, respectively, largely paid to advisors and professional services providers to assist in completing the transaction. The impact from the GCP Acquisition has been excluded from the discussion below.
General, administrative and other expenses, excluding the impact from the GCP Acquisition, increased by $8.0 million and $14.8 million, or 5% and 4%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases in expenses reflect the continued growth to support staff levels and fundraising activities. The most significant expense increases were supplemental distribution fees, occupancy costs and information technology costs.
Supplemental distribution fees increased by $4.2 million and $12.9 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 primarily due to increases in sales volumes and net asset values of our wealth products, from the ongoing development of our distribution relationships and expansion of our wealth product offerings.
In addition, occupancy costs and information technology costs collectively increased by $8.7 million and $15.3 million, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases in these expenses were primarily to support our growing headcount and the expansion of our business, including the expansion of our New York headquarters.

Other Income (Expense)

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other income (expense)
Net realized and unrealized gains on investments	$12,708	$8,339	$4,369	52%	$12,976	$18,855	$(5,879)	(31)%
Interest and dividend income	7,772	7,017	755	11	25,428	12,399	13,029	105
Interest expense	(43,575)	(37,500)	(6,075)	(16)	(79,962)	(75,324)	(4,638)	(6)
Other expense, net	(46,521)	(938)	(45,583)	NM	(57,235)	(668)	(56,567)	NM
Net realized and unrealized gains on investments of Consolidated Funds	127,752	93,523	34,229	37	216,158	127,947	88,211	69
Interest and other income of Consolidated Funds	161,890	240,359	(78,469)	(33)	321,962	497,635	(175,673)	(35)
Interest expense of Consolidated Funds	(145,638)	(217,613)	71,975	33	(298,378)	(425,479)	127,101	30
Total other income, net	$74,388	$93,187	(18,799)	(20)	$140,949	$155,365	(14,416)	(9)

Net Realized and Unrealized Gains on Investments; Interest and Dividend Income. For investments where we do not serve as general partner, we present the activity of net realized and unrealized gains on investments and interest and dividend income together with net cash received or used.

The following tables present the change in fair value of these investments ($ in millions):

As of March 31, 2025		Activity during the period				As of June 30, 2025
Cost Basis	Fair Value	Net Cash Used	Net Realized and Unrealized Gains (Losses)	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$629.6	$730.9	$14.7	$12.7	$7.8	$1.5	$659.2	$767.6

As of December 31, 2024		Activity during the period				As of June 30, 2025
Cost Basis	Fair Value	Net Cash Used	Net Realized and Unrealized Gains (Losses)	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$514.3	$616.3	$110.9	$13.0	$25.4	$2.0	$659.2	$767.6

The activity for the three and six months ended June 30, 2025 was primarily attributable to:
•Unrealized gains, primarily from our investments in J-REIT and Ares Private Markets Fund (“APMF”)
•Interest and dividend income, primarily due to: (i) dividend income from our strategic investment in a Brazilian alternative asset manager; and (ii) interest income generated from our investments in CLOs. The six months ended June 30, 2025 included $11.9 million of interest income earned from treasury-backed securities. These treasury-backed securities were sold and the proceeds from the sale were used to fund the GCP Acquisition
•Net cash used, primarily driven by a strategic investment made in a U.S. technology company, which is the potential business combination target of our sponsored SPAC, Ares Acquisition Corporation II (NYSE: AACT). Net cash used for the six months ended June 30, 2025 also included investments in J-REIT and in our open-ended infrastructure fund, partially offset by the collection of principal from loan investments within our real estate debt strategy

As of March 31, 2024		Activity during the period				As of June 30, 2024
Cost Basis	Fair Value	Net Cash Used	Net Realized and Unrealized Gains (Losses)	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$481.7	$578.5	$40.0	$8.3	$7.0	$(0.1)	$529.5	$633.7

As of December 31, 2023		Activity during the period				As of June 30, 2024
Cost Basis	Fair Value	Net Cash Received	Net Realized and Unrealized Gains (Losses)	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$591.1	$675.1	$(72.1)	$18.9	$12.4	$(0.6)	$529.5	$633.7

The activity for the three and six months ended June 30, 2024 was primarily attributable to:
•Unrealized gains, primarily from our investment in APMF, partially offset by unrealized losses from our strategic investments in a company that manages portfolios of non-performing loans and in a non-core insurance related investment. The six months ended June 30, 2024 also included unrealized gains from our strategic investments in a U.S. energy company, primarily as a result of the increases in value of our various common and preferred equity investments, as well as unrealized gains from our strategic investment in a company that manages real estate owned properties
•Interest and dividend income, primarily due to: (i) dividend income from our strategic investment in a Brazilian alternative asset manager; and (ii) interest income generated from our investments in CLOs.

Interest Expense. Interest expense increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 due to higher collective interest expense associated with our term debt obligations. However, we benefited from savings driven by lower average interest rates over the comparative periods, as well as lower average outstanding balance of our Credit Facility over the year-to-date periods.

Other Expense, Net. The activity for the three and six months ended June 30, 2025 and 2024 included transaction losses associated with currency fluctuations impacting the revaluation of assets and liabilities denominated in foreign currencies other than an entity’s functional currency. Transaction losses for the three and six months ended June 30, 2025 were primarily attributable to the U.S. dollar weakening against the British Pound and Euro and the associated impact of revaluing net liabilities on entities with functional currencies other than the U.S. dollar. The three and six months ended June 30, 2024 included an insignificant amount of transaction losses associated with currency fluctuations.

The purchase agreement for the GCP Acquisition contains contingent consideration that is dependent on the achievement of revenue targets of certain digital infrastructure funds and fundraising targets of certain Japanese real estate funds. The purchase agreement for the WSM Acquisition contains contingent consideration that is dependent on the achievement of revenue targets from the fundraising of a real estate equity fund and revenue targets associated with growing revenue sources from new business ventures. Other income (expense), net includes non-cash expense from the revaluation of these contingent liabilities of $25.6 million and $27.9 million for the three and six months ended June 30, 2025, respectively.

Income Tax Expense

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income before taxes	$286,938	$317,325	$(30,387)	(10)%	$427,976	$548,373	$(120,397)	(22)%
Less: Income tax expense	60,958	41,074	(19,884)	(48)	78,495	68,307	(10,188)	(15)
Net income	$225,980	$276,251	(50,271)	(18)	$349,481	$480,066	(130,585)	(27)
The increases in income tax expense were primarily attributable to higher pre-tax income allocable to AMC and higher entity level taxes in foreign and local jurisdictions for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.
The allocation of taxable income is sensitive to any changes in weighted average daily ownership as the income attributed to redeemable and non-controlling interests is generally passed through to partners and not subject to corporate income taxes. Although income before taxes decreased over the comparative periods, the allocation of taxable income to AMC increased over the same periods. The following table summarizes weighted average daily ownership:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
AMC common stockholders	67.03%	63.21%	66.41%	62.77%
Non-controlling AOG unitholders	32.97	36.79	33.59	37.23
The changes in ownership compared to the prior year periods were primarily driven by the issuances of shares of Class A common stock in connection with exchanges of Ares Operating Group Units (“AOG Units”), the GCP Acquisition and vesting of restricted unit awards.

Redeemable and Non-Controlling Interests

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income	$225,980	$276,251	$(50,271)	(18)%	$349,481	$480,066	$(130,585)	(27)%
Less: Net income attributable to non-controlling interests in Consolidated Funds	3,999	105,489	(101,490)	(96)	59,976	172,205	(112,229)	(65)
Net income attributable to Ares Operating Group entities	221,981	170,762	51,219	30	289,505	307,861	(18,356)	(6)
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(274)	(387)	113	29	42	(314)	356	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	85,193	76,211	8,982	12	105,231	140,210	(34,979)	(25)
Net income attributable to Ares Management Corporation	137,062	94,938	42,124	44	184,232	167,965	16,267	10
Less: Series B mandatory convertible preferred stock dividends declared	25,312	—	(25,312)	NM	50,625	—	(50,625)	NM
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$111,750	$94,938	16,812	18	$133,607	$167,965	(34,358)	(20)

The changes in net income attributable to non-controlling interests in AOG entities over the comparative periods were a result of the respective changes in income before taxes and weighted average daily ownership, as presented above.
Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Expenses of the Consolidated Funds	$(27,007)	$(4,239)	$(22,768)	NM	$(33,663)	$(9,385)	$(24,278)	(259)%
Net realized and unrealized gains on investments of Consolidated Funds	127,752	93,523	34,229	37	216,158	127,947	88,211	69
Interest and other income of Consolidated Funds	161,890	240,359	(78,469)	(33)	321,962	497,635	(175,673)	(35)
Interest expense of Consolidated Funds	(145,638)	(217,613)	71,975	33	(298,378)	(425,479)	127,101	30
Income before taxes	116,997	112,030	4,967	4	206,079	190,718	15,361	8
Less: Income tax expense of Consolidated Funds	709	4,992	4,283	86	2,711	3,862	1,151	30
Net income	116,288	107,038	9,250	9	203,368	186,856	16,512	9
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	103,019	(5,161)	108,180	NM	123,006	3,615	119,391	NM
Other income, net attributable to Ares Management Corporation eliminated upon consolidation	(9,270)	(6,710)	2,560	38	(20,386)	(11,469)	8,917	78
General, administrative and other expense attributable to Ares Management Corporation eliminated upon consolidation	—	—	—	—	—	433	433	100
Net income attributable to non-controlling interests in Consolidated Funds	$3,999	$105,489	(101,490)	(96)	$59,976	$172,205	(112,229)	(65)
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

The following table sets forth FRE and RI by reportable segment and the OMG ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Fee Related Earnings:
Credit Group	$426,310	$368,281	$58,029	16%	$834,904	$720,698	$114,206	16%
Real Assets Group	113,645	51,643	62,002	120	187,924	98,161	89,763	91
Private Equity Group	9,846	14,454	(4,608)	(32)	24,153	29,825	(5,672)	(19)
Secondaries Group	50,537	33,641	16,896	50	91,121	59,246	31,875	54
Other	4,764	3,297	1,467	44	9,233	5,360	3,873	72
Operations Management Group	(195,991)	(146,800)	(49,191)	(34)	(370,948)	(287,104)	(83,844)	(29)
Fee Related Earnings	$409,111	$324,516	84,595	26	$776,387	$626,186	150,201	24
Realized Income:
Credit Group	$435,494	$408,205	$27,289	7%	$867,433	$764,433	$103,000	13%
Real Assets Group	97,648	41,069	56,579	138	185,245	85,008	100,237	118
Private Equity Group	12,858	11,392	1,466	13	23,085	22,949	136	1
Secondaries Group	48,715	26,544	22,171	84	88,386	44,130	44,256	100
Other	(657)	22,213	(22,870)	NM	10,112	21,951	(11,839)	(54)
Operations Management Group	(196,244)	(146,265)	(49,979)	(34)	(370,523)	(286,157)	(84,366)	(29)
Realized Income	$397,814	$363,158	34,656	10	$803,738	$652,314	151,424	23

Income before provision for income taxes is the GAAP financial measure most comparable to RI. The following table presents the reconciliation of income before taxes as reported within the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and the OMG ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Income before taxes	$286,938	$317,325	$427,976	$548,373
Adjustments:
Depreciation and amortization expense	63,180	36,251	111,409	72,895
Equity compensation expense	165,091	88,234	422,953	180,655
Acquisition-related compensation expense(1)	44,305	5,435	66,304	10,939
Acquisition and merger-related expense	2,791	3,650	37,399	14,228
Placement fee adjustment	(1,092)	(230)	(1,098)	5,310
Other (income) expense, net	27,163	(11,430)	29,689	(11,299)
Income before taxes of non-controlling interests in consolidated subsidiaries	(5,317)	(3,942)	(10,788)	(7,604)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(4,708)	(110,481)	(62,687)	(176,067)
Total performance (income) loss—unrealized	(300,592)	122,318	(365,035)	167,794
Total performance related compensation—unrealized	207,731	(107,182)	248,281	(171,696)
Total net investment (income) loss—unrealized	(87,676)	23,210	(100,665)	18,786
Realized Income	397,814	363,158	803,738	652,314
Total performance income—realized	(55,554)	(109,642)	(181,002)	(132,823)
Total performance related compensation—realized	39,071	68,996	123,487	82,152
Total net investment loss—realized	27,780	2,004	30,164	24,543
Fee Related Earnings	$409,111	$324,516	$776,387	$626,186

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

Results of Operations by Segment

Credit Group—Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024
Fee Related Earnings
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Management fees	$617,141	$534,664	$82,477	15%	$1,202,537	$1,045,630	$156,907	15%
Fee related performance revenues	314	6,404	(6,090)	(95)	18,709	7,159	11,550	161
Other fees	13,362	10,481	2,881	27	23,960	20,392	3,568	17
Compensation and benefits	(160,205)	(142,658)	(17,547)	(12)	(324,952)	(277,507)	(47,445)	(17)
General, administrative and other expenses	(44,302)	(40,610)	(3,692)	(9)	(85,350)	(74,976)	(10,374)	(14)
Fee Related Earnings	$426,310	$368,281	58,029	16	$834,904	$720,698	114,206	16

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$1,202.5
$6.9
$49.1
$248.2
$898.3
1,045.6
$3.4
$54.6
$220.7
$766.9
$617.1
$4.2
$24.7
$128.1
$460.1
$534.7
$3.6
$27.1
$115.4
$388.6
Q2 2025
Q2 2024
YTD Q2 2025
YTD Q2 2024

	Q2 2025	Q2 2024	YTD Q2 2025	YTD Q2 2024
Effective management fee rate	1.10%	1.10%	1.10%	1.09%
Part I Fees' contribution	0.23%	0.24%	0.23%	0.23%

Fees from funds in existence in both periods
Part I Fees
Fees from CLOs
Fees from funds launched subsequent to Q2 2024
Fees from funds that no longer pay fees in Q2 2025

The following table presents the components of and causes for changes in the Credit Group’s management fees for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 ($ in millions):

	Three month change	Six month change
Publicly-traded and perpetual wealth vehicles:
Fees from ARCC, ASIF and CADC, excluding Part I Fees, due to increases in average total assets	$33.1	$68.0
Part I Fees primarily from ASIF, CADC and our open-ended European direct lending fund driven by increases in net investment income from their growing portfolio of investments	12.7	27.5
Fees from our open-ended European direct lending fund, excluding Part I Fees, due to the expiration of a fee waiver and driven by an increase in average total assets	7.4	12.5
Capital deployment in private funds:
Fees from SDL III, ACE VI and Pathfinder II, ASOF II and Ares Senior Direct Lending Fund II, L.P. (“SDL II”)	32.2	61.4
Distributions that reduced the fee base of ACE IV, ASOF I, Ares Senior Direct Lending Fund, L.P. (“SDL I”) and SSG Fund V as the funds are past their investment periods	(10.7)	(23.4)
Cumulative effect of other changes	7.8	10.9
Total	$82.5	$156.9

Fee Related Performance Revenues. Fee related performance revenues for the six months ended June 30, 2025 were primarily attributable to incentive fees earned from a European direct lending fund that crystallized a deferred payment during the first quarter of 2025 due to the restructuring of its hold back provisions. Fee related performance revenues for the three and six months ended June 30, 2024 were primarily attributable to incentive fees earned from a U.S. direct lending fund.

Other Fees. The increases in other fees for the three and six months ended June 30, 2025 compared to the same periods in 2024 were primarily driven by higher administrative service fees of $2.1 million and $3.0 million, respectively, which are earned from certain private funds that pay on invested capital.
Compensation and Benefits. The increases in compensation and benefits for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were primarily driven by: (i) increases in incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year; (ii) higher Part I Fee compensation of $7.0 million and $13.4 million, respectively, corresponding to the increases in Part I Fees; and (iii) increases in salary expense of $3.0 million and $5.1 million, respectively, primarily attributable to headcount growth to support the expansion of our business. We reduced Part I Fee compensation by $4.9 million and $3.5 million for the three months ended June 30, 2025 and 2024, respectively, and $9.7 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively, to reclaim a portion of the supplemental distribution fees that we paid to distribution partners.

The increase in compensation and benefits for the six months ended June 30, 2025 compared to the same period in 2024 was also driven by (i) higher fee related performance compensation of $9.0 million, corresponding to the increase in fee related performance revenues and (ii) an increase in payroll-related taxes of $8.5 million, primarily due to the higher stock price associated with equity awards that vested during the first quarter of 2025.
Full-time equivalent headcount increased by 7% to 698 investment and investment support professionals for the year-to-date period in 2025 from 654 professionals in 2024 to support our growing direct lending and alternative credit platforms.
General, Administrative and Other Expenses. The increases in general, administrative and other expenses were primarily due to costs incurred to support distribution of shares in our perpetual wealth vehicles. Supplemental distribution fees increased by $3.9 million and $10.4 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 as we continue to develop our distribution relationships and expand our wealth product offerings.

Additionally, certain expenses increased during the current period, including occupancy costs and information technology costs. These expenses collectively increased by $2.0 million and $3.6 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 to support our growing headcount and the expansion of our business.

Realized Income

The following table presents the components of the Credit Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Fee Related Earnings	$426,310	$368,281	$58,029	16%	$834,904	$720,698	$114,206	16%
Performance income—realized	21,915	98,256	(76,341)	(78)	76,027	115,022	(38,995)	(34)
Performance related compensation—realized	(13,248)	(60,942)	47,694	78	(47,506)	(69,676)	22,170	32
Realized net performance income	8,667	37,314	(28,647)	(77)	28,521	45,346	(16,825)	(37)
Investment income—realized	4,096	9,391	(5,295)	(56)	9,475	11,156	(1,681)	(15)
Interest income	1,135	1,686	(551)	(33)	5,555	4,453	1,102	25
Interest expense	(4,714)	(8,467)	3,753	44	(11,022)	(17,220)	6,198	36
Realized net investment income (loss)	517	2,610	(2,093)	(80)	4,008	(1,611)	5,619	NM
Realized Income	$435,494	$408,205	27,289	7	$867,433	$764,433	103,000	13

The Credit Group’s realized activities were principally composed of and caused by the following:

Three months ended June 30, 2025	Three months ended June 30, 2024
Realized net performance income
Carried interest:
•Distributions of $3.9 million from an alternative credit fund that is in liquidation
Incentive fees:
•Incentive fees of $2.6 million primarily from two alternative credit funds that have annual measurement periods in the second quarter

Carried interest:
•Aggregate tax distributions of $25.7 million primarily from ACE IV, ACE V and ASOF I
Incentive fees:
•Incentive fees of $9.7 million primarily from two alternative credit funds that have annual measurement periods in the second quarter

Realized investment income and interest income
•Distributions of investment income of $2.4 million generated from four liquid credit vehicles that are invested in the subordinated notes of CLOs
•Distributions of investment income of $1.6 million from our investment in SSF IV
•Interest income of $1.0 million generated from eight CLO investments

•Distributions of investment income of $6.6 million generated from our investment in a U.S. direct lending fund
•Distributions of investment income of $2.0 million generated from four liquid credit vehicles that are invested in the subordinated notes of CLOs
•Interest income of $1.5 million generated from 14 CLO investments

Six months ended June 30, 2025	Six months ended June 30, 2024
Realized net performance income
Carried interest:
•Aggregate tax distributions of $12.3 million primarily from ACE IV, ACE V and Pathfinder I
•Distributions of $9.4 million from two alternative credit funds that are in liquidation
Incentive fees:
•Incentive fees of $3.6 million, primarily generated from two alternative credit funds that have annual measurement periods in the second quarter and from a U.S. direct lending fund

Carried interest:
•Aggregate tax distributions of $27.0 million primarily from ACE IV, ACE V, PCS I and ASOF I
•Distributions of $4.1 million from two alternative credit funds that are in liquidation
Incentive fees:
•Incentive fees of $11.3 million primarily from two alternative credit funds that have annual measurement periods in the second quarter

Realized investment income and interest income
•Distributions of investment income of $4.3 million generated from four liquid credit vehicles that are invested in the subordinated notes of CLOs
•Interest income of $2.9 million earned on treasury-backed securities
•Distributions of investment income of $2.7 million from our investment in SSF IV
•Interest income of $2.4 million generated from 10 CLO investments

•Distributions of investment income of $6.6 million generated from our investment in a U.S. direct lending fund
•Distributions of investment income of $3.9 million generated from four liquid credit vehicles that are invested in the subordinated notes of CLOs
•Interest income of $3.0 million generated from 15 CLO investments

Interest expense decreased for the three and six months ended June 30, 2025 when compared to the same periods in 2024, as our recent change in methodology results in allocating a significant portion of interest expense to our most recent acquisitions.

Credit Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of June 30, 2025			As of December 31, 2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
Pathfinder I	$216.3	$183.9	$32.4	$191.4	$165.7	$25.7
ASOF I	318.2	223.0	95.2	318.4	223.2	95.2
ASOF II	332.9	234.1	98.8	258.2	181.4	76.8
PCS I	139.2	82.3	56.9	130.1	76.9	53.2
PCS II	216.9	128.7	88.2	171.4	101.5	69.9
ACE IV	193.3	125.5	67.8	168.8	109.6	59.2
ACE V	358.6	226.7	131.9	286.6	180.9	105.7
ACE VI	130.3	82.3	48.0	71.1	44.8	26.3
Other credit funds	346.5	220.8	125.7	332.0	207.0	125.0
Total Credit Group	$2,252.2	$1,507.3	$744.9	$1,928.0	$1,291.0	$637.0

The following table presents the change in accrued performance income for the Credit Group ($ in millions):

		As of December 31, 2024	Activity during the period			As of June 30, 2025
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
Pathfinder I	European	$191.4	$31.5	$(6.6)	$—	$216.3
ASOF I	European	318.4	(0.2)	—	—	318.2
ASOF II	European	258.2	74.7	—	—	332.9
PCS I	European	130.1	9.0	—	0.1	139.2
PCS II	European	171.4	44.8	—	0.7	216.9
ACE IV	European	168.8	34.1	(9.5)	(0.1)	193.3
ACE V	European	286.6	93.0	(20.8)	(0.2)	358.6
ACE VI	European	71.1	59.2	—	—	130.3
Other credit funds	European	231.2	81.8	(26.9)	(6.1)	280.0
Other credit funds	American	100.8	(23.3)	(2.1)	(8.9)	66.5
Total accrued carried interest		1,928.0	404.6	(65.9)	(14.5)	2,252.2
Other credit funds	Incentive	—	10.1	(10.1)	—	—
Total Credit Group		$1,928.0	$414.7	$(76.0)	$(14.5)	$2,252.2

Credit Group—Assets Under Management

The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 3/31/2025	$46,546	$42,907	$15,648	$164,750	$77,487	$11,460	$278	$359,076
Net new par/equity commitments	1,278	310	2,439	2,928	1,923	44	—	8,922
Net new debt commitments	1,412	—	350	7,399	—	—	—	9,161
Capital reductions	(478)	—	—	(1,303)	(2,071)	(10)	—	(3,862)
Distributions	(331)	(315)	(961)	(1,257)	(1,461)	(675)	—	(5,000)
Redemptions	(674)	—	—	(270)	—	—	—	(944)
Net allocations among investment strategies	—	185	—	278	—	—	(278)	185
Change in fund value	1,067	629	509	1,719	5,413	231	—	9,568
Balance at 6/30/2025	$48,820	$43,716	$17,985	$174,244	$81,291	$11,050	$—	$377,106

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 3/31/2024	$46,247	$36,481	$14,556	$129,181	$70,201	$11,663	$310	$308,639
Net new par/equity commitments	666	900	—	7,875	1,489	257	13	11,200
Net new debt commitments	2,656	—	—	5,936	—	—	—	8,592
Capital reductions	(2,534)	—	(1,022)	(1,553)	(1)	—	—	(5,110)
Distributions	(152)	(225)	(180)	(1,390)	(743)	(127)	—	(2,817)
Redemptions	(532)	—	—	(108)	(15)	—	—	(655)
Net allocations among investment strategies	(18)	628	—	25	—	—	(25)	610
Change in fund value	239	628	(154)	1,228	547	173	3	2,664
Balance at 6/30/2024	$46,572	$38,412	$13,200	$141,194	$71,478	$11,966	$301	$323,123

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2024	$46,895	$41,565	$14,964	$159,129	$74,560	$11,470	$275	$348,858
Net new par/equity commitments	1,736	870	3,511	5,911	2,779	58	—	14,865
Net new debt commitments	2,417	—	350	11,215	—	—	—	13,982
Capital reductions	(2,398)	(277)	(175)	(2,246)	(2,071)	(108)	—	(7,275)
Distributions	(361)	(1,177)	(1,103)	(2,489)	(2,434)	(707)	—	(8,271)
Redemptions	(935)	—	—	(391)	—	—	—	(1,326)
Net allocations among investment strategies	—	1,494	—	278	—	—	(278)	1,494
Change in fund value	1,466	1,241	438	2,837	8,457	337	3	14,779
Balance at 6/30/2025	$48,820	$43,716	$17,985	$174,244	$81,291	$11,050	$—	$377,106

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2023	$47,299	$33,886	$14,554	$123,073	$68,264	$11,920	$354	$299,350
Net new par/equity commitments	1,361	2,728	—	10,337	4,180	257	70	18,933
Net new debt commitments	3,650	—	—	10,772	662	(380)	—	14,704
Capital reductions	(3,668)	—	(1,022)	(2,106)	50	151	—	(6,595)
Distributions	(197)	(663)	(469)	(2,878)	(1,942)	(232)	—	(6,381)
Redemptions	(2,227)	—	—	(828)	(116)	—	—	(3,171)
Net allocations among investment strategies	(18)	1,296	—	25	150	—	(128)	1,325
Change in fund value	372	1,165	137	2,799	230	250	5	4,958
Balance at 6/30/2024	$46,572	$38,412	$13,200	$141,194	$71,478	$11,966	$301	$323,123

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated as commitments to an investment strategy as of the reporting dates presented.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $377.1	AUM: $323.1

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $13.8 billion and $14.4 billion of AUM of funds from which we indirectly earn management fees as of June 30, 2025 and 2024, respectively, and includes $2.0 billion and $1.7 billion of non-fee paying AUM from our general partner and employee commitments as of June 30, 2025 and 2024, respectively.

Credit Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 3/31/2025	$44,538	$31,466	$8,305	$90,389	$38,419	$5,114	$218,231
Commitments	2,457	10	—	2,551	816	24	5,858
Deployment/subscriptions/increase in leverage	—	697	1,024	2,971	1,642	639	6,973
Capital reductions	(486)	—	—	(672)	(366)	(77)	(1,601)
Distributions	(335)	(1,092)	(546)	(1,843)	(1,109)	(389)	(5,314)
Redemptions	(674)	—	—	(270)	—	—	(944)
Net allocations among investment strategies	—	452	—	—	—	—	452
Change in fund value	1,129	48	—	814	2,503	4	4,498
Balance at 6/30/2025	$46,629	$31,581	$8,783	$93,940	$41,905	$5,315	$228,153

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 3/31/2024	$45,022	$24,986	$8,584	$70,387	$35,271	$5,576	$189,826
Commitments	2,569	—	—	3,498	7	7	6,081
Deployment/subscriptions/increase in leverage	58	583	427	4,338	1,487	292	7,185
Capital reductions	(2,534)	—	—	(497)	(80)	—	(3,111)
Distributions	(158)	(146)	(588)	(2,392)	(446)	(303)	(4,033)
Redemptions	(532)	—	—	(110)	(531)	—	(1,173)
Net allocations among investment strategies	(18)	631	—	—	—	—	613
Change in fund value	373	37	—	743	(64)	(302)	787
Change in fee basis	—	—	—	—	913	—	913
Balance at 6/30/2024	$44,780	$26,091	$8,423	$75,967	$36,557	$5,270	$197,088

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2024	$44,629	$29,384	$7,899	$86,415	$35,786	$5,032	$209,145
Commitments	4,646	10	—	6,192	1,450	38	12,336
Deployment/subscriptions/increase in leverage	9	2,165	1,452	6,524	3,548	1,008	14,706
Capital reductions	(2,406)	—	—	(2,314)	(415)	(77)	(5,212)
Distributions	(369)	(1,630)	(568)	(3,739)	(1,640)	(659)	(8,605)
Redemptions	(921)	—	—	(391)	(80)	—	(1,392)
Net allocations among investment strategies	—	1,624	—	—	—	—	1,624
Change in fund value	1,041	28	—	1,253	3,588	4	5,914
Change in fee basis	—	—	—	—	(332)	(31)	(363)
Balance at 6/30/2025	$46,629	$31,581	$8,783	$93,940	$41,905	$5,315	$228,153

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2023	$46,140	$23,218	$8,490	$67,596	$34,246	$5,590	$185,280
Commitments	3,792	—	—	6,047	13	7	9,859
Deployment/subscriptions/increase in leverage	59	1,817	767	7,812	3,363	591	14,409
Capital reductions	(3,501)	—	—	(1,821)	(535)	(18)	(5,875)
Distributions	(204)	(519)	(834)	(4,816)	(696)	(627)	(7,696)
Redemptions	(2,226)	—	—	(199)	(897)	—	(3,322)
Net allocations among investment strategies	(18)	1,517	—	—	—	—	1,499
Change in fund value	738	58	—	1,348	(543)	(273)	1,328
Change in fee basis	—	—	—	—	1,606	—	1,606
Balance at 6/30/2024	$44,780	$26,091	$8,423	$75,967	$36,557	$5,270	$197,088

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $228.2	FPAUM: $197.1

Invested capital	Market value(1)	Collateral balances (at par)	Capital commitments

(1)Includes $54.1 billion and $40.6 billion from funds that primarily invest in illiquid strategies as of June 30, 2025 and 2024, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of June 30, 2025

ARCC contributed approximately 31% of the Credit Group’s total management fees for the six months ended June 30, 2025. In addition, the Credit Group’s other significant funds, which are presented in the tables below, collectively contributed approximately 41% of the Credit Group’s management fees for the six months ended June 30, 2025.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of June 30, 2025 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
ARCC(2)	2004	$35,012	N/A	2.8	N/A	5.0	N/A	12.1	U.S. Direct Lending
CADC(3)	2017	8,025	N/A	3.1	N/A	4.1	N/A	7.0	U.S. Direct Lending
Open-ended core alternative credit fund(4)	2021	6,226	3.0	2.3	6.1	4.5	11.7	8.7	Alternative Credit
ASIF(3)	2023	19,959	N/A	2.9	N/A	4.4	N/A	11.2	U.S. Direct Lending
Open-ended European direct lending fund(5)	2024	4,369	N/A	2.0	N/A	3.6	N/A	10.5	European Direct Lending

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
(4)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. The fund is made up of a Main Class (“Class M”) and a Constrained Class (“Class C”). Class M includes investors electing to participate in all investments and Class C includes investors electing to be excluded from exposure to liquid investments. Returns presented in the table are for onshore Class M. The current quarter gross and net returns for Class M (offshore) are 3.0% and 2.2%, respectively. The year-to-date gross and net returns for Class M (offshore) are 6.1% and 4.4%, respectively. The since inception gross and net returns for Class M (offshore) are 11.7% and 8.3%, respectively. The current quarter gross and net returns for Class C (offshore) are 2.8% and 2.1%, respectively. The year-to-date gross and net returns for Class M (offshore) are 5.5% and 4.0%, respectively. The since inception gross and net returns for Class C (offshore) are 11.3% and 8.1%, respectively.
(5)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. Returns are shown for the Euro hedged distributing institutional share class. Shares of other classes may have lower returns due to higher selling commissions and fees, and currency hedging. Actual individual stockholder returns will vary. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution.

The following table presents the performance data of the Credit Group’s significant drawdown funds as of June 30, 2025 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
ACE IV Unlevered(7)	2018	$6,574	$2,851	$2,470	$1,921	$1,319	$3,240	1.4x	1.3x	8.1	5.8	European Direct Lending
ACE IV Levered(7)			4,819	4,111	3,502	2,353	5,855	1.6x	1.4x	11.1	8.0
Pathfinder I	2020	4,034	3,683	3,178	915	3,288	4,203	1.5x	1.3x	14.7	10.6	Alternative Credit
SDL II Unlevered	2021	16,668	1,989	1,665	346	1,661	2,007	1.3x	1.2x	11.7	9.2	U.S. Direct Lending
SDL II Levered			6,047	4,683	1,512	4,634	6,146	1.4x	1.3x	18.2	13.9
Funds Deploying Capital
PCS II	2020	6,269	5,114	3,751	969	3,993	4,962	1.4x	1.3x	12.9	9.0	U.S. Direct Lending
ACE V Unlevered(8)	2020	17,803	7,026	5,866	1,594	5,750	7,344	1.3x	1.2x	10.8	8.0	European Direct Lending
ACE V Levered(8)			6,376	5,325	2,050	5,354	7,404	1.5x	1.3x	15.1	11.2
ASOF II	2021	9,020	7,128	5,892	23	7,451	7,474	1.4x	1.3x	18.1	13.1	Opportunistic Credit
ACE VI Unlevered(9)	2022	21,709	7,439	2,736	131	2,831	2,962	1.1x	1.1x	13.6	9.8	European Direct Lending
ACE VI Levered(9)			9,667	3,561	263	3,827	4,090	1.2x	1.1x	21.3	15.1
SDL III Unlevered	2023	27,089	3,311	1,125	42	1,159	1,201	1.1x	1.1x	NM	NM	U.S. Direct Lending
SDL III Levered			11,959	3,082	196	3,267	3,463	1.2x	1.1x	NM	NM

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
(7)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered and one feeder fund: ACE IV (D) Levered. ACE IV (E) Levered includes the ACE IV (D) Levered feeder fund. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered exclude the U.S. dollar denominated feeder fund. The gross and net IRR for ACE IV (G) Unlevered are 9.6% and 7.1%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE IV (G) Levered are 12.5% and 8.9%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.7x and 1.5x, respectively. The gross and net IRR for ACE IV (D) Levered are 12.5% and 9.2%, respectively. The gross and net MoIC for ACE IV (D) Levered are 1.7x and 1.5x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered, and two feeder funds: ACE V (D) Levered and ACE V (Y) Unlevered. ACE V (E) Levered includes the ACE V (D) Levered feeder fund and ACE V (E) Unlevered includes the ACE V (Y) Unlevered feeder fund. The gross and net IRR and gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Levered exclude the ACE V (D) Levered feeder fund and metrics for ACE V (E) Unlevered exclude the ACE V (Y) Unlevered feeder fund. The gross and net IRR for ACE V(G) Unlevered are 12.3% and 9.3%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.4x and 1.3x, respectively. The gross and net IRR for ACE V (G) Levered are 16.3% and 11.8%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE V (D) Levered are 15.6% and 11.7%, respectively. The gross and net MoIC for ACE V (D) Levered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE V (Y) Unlevered are 10.7% and 7.7%, respectively. The gross and net MoIC for ACE V (Y) Unlevered are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(9)ACE VI is made up of six parallel funds, four denominated in Euros and two denominated in pound sterling: ACE VI (E) Unlevered, ACE VI (E) II Unlevered, ACE VI (G) Unlevered, ACE VI (E) Levered, ACE VI (E) II Levered, and ACE VI (G) Levered, and three feeder funds: ACE VI (D) Levered, ACE VI (Y) Unlevered and ACE VI (D) Rated Notes. ACE VI (E) II Levered includes ACE VI (D) Levered feeder fund and ACE VI (E) II Unlevered includes ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR and gross and net MoIC presented in the table are for ACE VI (E) Unlevered and ACE VI (E) Levered. Metrics for ACE VI (E) II Levered exclude the ACE VI (D) Levered feeder fund and metrics for ACE VI (E) II Unlevered exclude ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR for ACE VI (G) Unlevered are 15.3% and 10.8%, respectively. The gross and net MoIC for ACE VI (G) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (G) Levered are 25.3% and 14.6%, respectively. The gross and net MoIC for ACE VI (G) Levered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE VI (E) II Unlevered are 12.8% and 9.4%, respectively. The gross and net MoIC for ACE VI (E) II Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (E) II Levered are 21.6% and 15.7%, respectively. The gross and net MoIC for ACE VI (E) II Levered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE VI (D) Levered are 25.1% and 18.9%, respectively. The gross and net MoIC for ACE VI (D) Levered are 1.2x and 1.2x, respectively. The gross and net IRR for ACE VI (Y) Unlevered are 9.8% and 6.2%, respectively. The gross and net MoIC for ACE VI (Y) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (D) Rated Notes are 20.3% and 11.6%, respectively. The gross and net MoIC for ACE VI (D) Rated Notes are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE VI Unlevered and ACE VI Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Real Assets Group—Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

Fee Related Earnings
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Management fees	$175,924	$99,609	$76,315	77%	$306,377	$193,423	$112,954	58%
Fee related performance revenues	147	—	147	NM	147	—	147	NM
Other fees	48,558	6,445	42,113	NM	69,938	11,520	58,418	NM
Compensation and benefits	(80,289)	(39,125)	(41,164)	(105)	(136,991)	(77,043)	(59,948)	(78)
General, administrative and other expenses	(30,695)	(15,286)	(15,409)	(101)	(51,547)	(29,739)	(21,808)	(73)
Fee Related Earnings	$113,645	$51,643	62,002	120	$187,924	$98,161	89,763	91

Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

$306.4
$6.3
$8.3
$10.3
$82.8
$198.7
$193.4
$3.0
$2.2
$188.2
$175.9
$3.1
$5.1
$5.3
$62.2
$100.2
$99.6
$3.8
$1.3
$94.5
Q2 2025
Q2 2024
YTD Q2 2025
YTD Q2 2024
Effective management fee rate
0.88%
0.94%
0.90%
0.94%
Fees from funds in existence in both periods
Fees from GCP Acquisition
Fees from WSM Acquisition
Fees from funds launched subsequent to Q2 2024
Fees from funds that no longer pay fees in Q2 2025
Catch-up fees

The following table presents the components of and causes for changes in the Real Assets Group’s management fees for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 ($ in millions):

	Three month change	Six month change
Fees from acquisitions:
Fees from the GCP Acquisition effective March 1, 2025, excluding catch-up fees	$62.2	$82.8
Catch-up fees primarily generated from U.S. Logistics Partners V, L.P.	0.1	3.9
Fees from the WSM Acquisition effective December 1, 2024	5.3	10.3
Capital commitments:
Fees from our second climate infrastructure fund, our fourth European value-add real estate equity fund and Ares U.S. Real Estate Opportunity Fund IV, L.P. (“AREOF IV”), excluding catch-up fees	3.6	7.5
Catch-up fees from our second climate infrastructure fund and our fourth European value-add real estate equity fund	1.0	1.0
Catch-up fees from AREOF IV, which had its final close in the third quarter of 2024	(3.4)	(3.0)
Fees from our diversified non-traded REIT and our open-ended infrastructure fund, driven by additional capital raised	4.2	6.4
Cumulative effect of other changes	3.3	4.1
Total	$76.3	$113.0

The decreases in effective management fee rate for the three and six months ended June 30, 2025 compared to the same periods in 2024 were primarily driven by lower effective management fee rates from funds that we manage as a result of the GCP Acquisition and the full quarter impact of the fees received from these funds. Certain of these funds pay management fees based on net operating income and we present the associated effective management fee rates as a percentage of fund assets, which may result in greater variability in the Real Assets Group’s effective management fee rate. In addition, due to the vertically integrated focus of the acquired platform following the GCP Acquisition, we expect the size and composition of other fees earned from these funds will increase relative to management fees.
Other Fees. The increases in other fees for the three and six months ended June 30, 2025 compared to the same periods in 2024 were driven by incremental fees of $40.6 million and $55.0 million, respectively, following the completion of the GCP Acquisition. The GCP Acquisition enhances our vertically integrated capabilities, which enables us to earn various forms of property-related fees. For the three and six months ended June 30, 2025, these fees were mostly development fees generated from funds that we manage following the GCP Acquisition. Excluding the impact of the GCP Acquisition, other fees increased by $1.5 million and $3.4 million, or 24% and 29%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to higher property management fees from increased activity within certain U.S. real estate equity funds.
Compensation and Benefits. The GCP Acquisition added 581 professionals to our period end headcount as of June 30, 2025, which represents 392 full-time equivalents for the year-to-date period. Headcount growth attributable to the GCP Acquisition contributed $34.0 million and $47.5 million in employment related costs for the three and six months ended June 30, 2025, respectively. The impact from the GCP Acquisition has been excluded from the discussion below, except as otherwise noted.
Compensation and benefits, excluding the impact from the GCP Acquisition, increased by $7.2 million and $12.4 million, or 18% and 16%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases in compensation and benefits over the comparative periods were driven by increases in incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year.
Full-time equivalent headcount increased by 112% to 806 investment and investment support professionals for the year-to-date period in 2025 from 381 professionals for the same period in 2024, including the impact of GCP International previously discussed.
General, Administrative and Other Expenses. The GCP Acquisition contributed $14.1 million and $17.5 million in general, administrative and other expenses for the three and six months ended June 30, 2025, respectively. These expenses were driven by occupancy costs and information technology costs to support existing operations. These expenses collectively contributed $5.6 million and $6.6 million for the three and six months ended June 30, 2025, respectively. The three and six months ended June 30, 2025 also include certain non-recurring integration costs and temporary transition services agreement of $0.9 million and $1.2 million, respectively. The impact from the GCP Acquisition has been excluded from the discussion below.
General, administrative and other expenses, excluding the impact from the GCP Acquisition, increased by $1.3 million and $4.3 million, or 9% and 14%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases in general, administrative and other expenses over the comparative periods were driven by occupancy costs and information technology costs. These expenses collectively increased by $1.2 million and $2.5 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 to support our growing headcount and the expansion of our business.
In addition, supplemental distribution fees increased by $1.5 million for the six months ended June 30, 2025 compared to the same period in 2024 as we expand our wealth product offerings with our open-ended infrastructure fund.
Realized Income

The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Fee Related Earnings	$113,645	$51,643	$62,002	120%	$187,924	$98,161	$89,763	91%
Performance income—realized	3,681	5,206	(1,525)	(29)	68,986	8,883	60,103	NM
Performance related compensation—realized	(2,317)	(3,503)	1,186	34	(49,124)	(5,731)	(43,393)	NM
Realized net performance income	1,364	1,703	(339)	(20)	19,862	3,152	16,710	NM
Investment income (loss)—realized	6,544	(6,999)	13,543	NM	14,463	(4,321)	18,784	NM
Interest income	665	2,598	(1,933)	(74)	3,283	3,298	(15)	—
Interest expense	(24,570)	(7,876)	(16,694)	(212)	(40,287)	(15,282)	(25,005)	(164)
Realized net investment loss	(17,361)	(12,277)	(5,084)	41	(22,541)	(16,305)	(6,236)	(38)
Realized Income	$97,648	$41,069	56,579	138	$185,245	$85,008	100,237	118

The Real Assets Group’s realized activities were principally composed of and caused by the following:

Three months ended June 30, 2025	Three months ended June 30, 2024
Realized net performance income
Carried interest:
•Distributions of $1.3 million from U.S. Real Estate Fund VIII, L.P. (“US VIII”) and a U.S. real estate equity fund, which are both European-style waterfall funds that are past their investment periods and monetizing investments
Carried interest: •Distributions of $1.1 million from US VIII, which is past its investment period and monetizing investments
Realized investment income and interest income
•Distributions of investment income of $4.6 million from funds within our real estate debt and infrastructure debt strategies
•Realized investment losses of $12.4 million associated with a guarantee of a credit facility provided in connection with a historical acquisition
•Distributions of investment income of $4.2 million from funds within our real estate debt strategy

Six months ended June 30, 2025	Six months ended June 30, 2024
Realized net performance income
Carried interest:
•Tax distributions of $12.6 million from EIF V
•Distributions of $4.1 million from US VIII and a U.S. real estate equity fund, which are both European-style waterfall funds that are past their investment periods and monetizing investments
•Distributions of $2.1 million from the sale of an ACIP I co-investment vehicle’s investment in a renewable energy company

Incentive fees:
•Incentive fees of $1.9 million generated from a U.S. open-ended industrial real estate fund that varies based upon a three-year measurement period calculated for each fund investor
Carried interest:
•Distributions of $1.1 million from US VIII, which is past its investment period and monetizing investments

Realized investment income and interest income
•Distributions of investment income of $9.7 million from funds within our real estate debt and infrastructure debt strategies •Interest income of $2.1 million earned on treasury-backed securities
•Realized investment losses of $12.4 million associated with a guarantee of a credit facility provided in connection with a historical acquisition
•Distributions of investment income of $6.6 million from funds within our real estate debt strategy

Interest expense increased over the comparative periods primarily due to financing costs incurred in connection with the GCP Acquisition. Interest expense is allocated among our segments primarily based on the cost basis of our balance sheet investments and the cost of acquisitions. The financing costs to complete the GCP Acquisition resulted in a greater allocation of interest expense to the Real Assets Group in the current year periods. We expect that interest expense allocated to the Real Assets Group will remain elevated in the current year as the interest expense associated with the GCP Acquisition will remain fully allocated to the Real Assets Group.

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of June 30, 2025			As of December 31, 2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US IX	$105.9	$65.7	$40.2	$99.8	$61.9	$37.9
EIF V	73.0	54.6	18.4	121.3	90.7	30.6
IDF V	145.7	89.3	56.4	113.7	69.3	44.4
ACIP I	92.8	63.8	29.0	97.7	66.8	30.9
Other real assets funds	155.0	97.9	57.1	135.8	85.7	50.1
Total Real Assets Group	$572.4	$371.3	$201.1	$568.3	$374.4	$193.9

The following table presents the change in accrued performance income for the Real Assets Group ($ in millions):

		As of December 31, 2024	Activity during the period			As of June 30, 2025
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US IX	European	$99.8	$6.1	$—	$—	$105.9
EIF V	European	121.3	1.5	(49.8)	—	73.0
IDF V	European	113.7	14.9	—	17.1	145.7
ACIP I	European	97.7	0.4	(5.3)	—	92.8
Other real assets funds	European	97.2	22.3	(13.4)	0.6	106.7
Other real assets funds	American	38.6	9.7	—	—	48.3
Total accrued carried interest		568.3	54.9	(68.5)	17.7	572.4
Other real assets funds	Incentive	—	0.5	(0.5)	—	—
Total Real Assets Group		$568.3	$55.4	$(69.0)	$17.7	$572.4

Real Assets Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 3/31/2025	$104,440	$19,747	$124,187
Net new par/equity commitments	766	1,328	2,094
Net new debt commitments	1,619	—	1,619
Capital reductions	(386)	—	(386)
Distributions	(1,058)	(661)	(1,719)
Redemptions	(131)	—	(131)
Net allocations among investment strategies	(79)	129	50
Change in fund value	3,479	581	4,060
Balance at 6/30/2025	$108,650	$21,124	$129,774

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 3/31/2024	$48,753	$15,351	$64,104
Net new par/equity commitments	1,820	671	2,491
Net new debt commitments	1,703	—	1,703
Capital reductions	(207)	—	(207)
Distributions	(369)	(367)	(736)
Redemptions	(291)	—	(291)
Change in fund value	118	510	628
Balance at 6/30/2024	$51,527	$16,165	$67,692

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2024	$58,246	$17,052	$75,298
Acquisitions	43,273	2,008	45,281
Net new par/equity commitments	2,170	2,386	4,556
Net new debt commitments	4,066	167	4,233
Capital reductions	(1,154)	—	(1,154)
Distributions	(1,849)	(1,328)	(3,177)
Redemptions	(290)	—	(290)
Net allocations among investment strategies	(106)	156	50
Change in fund value	4,294	683	4,977
Balance at 6/30/2025	$108,650	$21,124	$129,774

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2023	$49,715	$15,698	$65,413
Net new par/equity commitments	2,129	770	2,899
Net new debt commitments	1,703	—	1,703
Capital reductions	(335)	—	(335)
Distributions	(642)	(940)	(1,582)
Redemptions	(725)	—	(725)
Change in fund value	(318)	637	319
Balance at 6/30/2024	$51,527	$16,165	$67,692

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $129.8	AUM: $67.7

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.4 billion and $0.7 billion of non-fee paying AUM from our general partner and employee commitments as of June 30, 2025 and 2024, respectively.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 3/31/2025	$64,756	$11,669	$76,425
Commitments	482	398	880
Deployment/subscriptions/increase in leverage	683	604	1,287
Capital reductions	(136)	—	(136)
Distributions	(720)	(588)	(1,308)
Redemptions	(131)	—	(131)
Net allocations among investment strategies	(79)	129	50
Change in fund value	2,833	91	2,924
Change in fee basis	(496)	—	(496)
Balance at 6/30/2025	$67,192	$12,303	$79,495

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 3/31/2024	$29,492	$11,344	$40,836
Commitments	1,081	143	1,224
Deployment/subscriptions/increase in leverage	722	143	865
Distributions	(286)	(277)	(563)
Redemptions	(291)	—	(291)
Change in fund value	(10)	(28)	(38)
Change in fee basis	(410)	—	(410)
Balance at 6/30/2024	$30,298	$11,325	$41,623

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2024	$32,896	$11,192	$44,088
Acquisitions	30,178	289	30,467
Commitments	1,371	576	1,947
Deployment/subscriptions/increase in leverage	1,401	1,396	2,797
Capital reductions	(178)	—	(178)
Distributions	(1,271)	(1,440)	(2,711)
Redemptions	(290)	—	(290)
Net allocations among investment strategies	(106)	156	50
Change in fund value	3,429	(225)	3,204
Change in fee basis	(238)	359	121
Balance at 6/30/2025	$67,192	$12,303	$79,495

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2023	$30,310	$11,028	$41,338
Commitments	1,377	143	1,520
Deployment/subscriptions/increase in leverage	1,190	539	1,729
Capital reductions	(12)	—	(12)
Distributions	(514)	(353)	(867)
Redemptions	(725)	—	(725)
Change in fund value	(414)	(32)	(446)
Change in fee basis	(914)	—	(914)
Balance at 6/30/2024	$30,298	$11,325	$41,623

The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $79.5	FPAUM: $41.6

Invested capital/other(1)	GAV	Market value(2)	Capital commitments

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Real Assets Group—Fund Performance Metrics as of June 30, 2025

The significant funds presented in the tables below collectively contributed approximately 38% of the Real Assets Group’s management fees for the six months ended June 30, 2025.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Assets Group as of June 30, 2025 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
Diversified non-traded REIT(2)	2012	$6,485	N/A	2.1	N/A	4.5	N/A	6.2	Real Estate
J-REIT(3)	2012	8,147	N/A	N/A	N/A	N/A	N/A	13.6	Real Estate
Industrial non-traded REIT(4)	2017	7,459	N/A	2.1	N/A	4.5	N/A	8.6	Real Estate
U.S. open-ended industrial real estate fund(5)	2017	5,458	1.6	1.3	3.3	2.7	16.8	13.7	Real Estate
Japanese open-ended industrial real estate fund	2020	3,947	2.6	2.3	5.1	4.5	11.5	10.3	Real Estate

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

The following table presents the performance data of the Real Assets Group’s significant drawdown funds as of June 30, 2025 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
EIP II(7)	2020	$4,038	$1,839	$1,791	$210	$1,802	$2,012	1.2x	1.1x	3.4	3.0	Real Estate
Fund Deploying Capital
IDF V(8)	2020	5,003	4,585	4,164	1,418	3,559	4,977	1.3x	1.2x	12.9	10.1	Infrastructure

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
(8)IDF V is made up of U.S. Dollar hedged, Euro unhedged, GBP hedged, Yen hedged, and single investor parallel funds. The gross and net IRR and MoIC presented in the table are for the U.S. Dollar hedged parallel fund. The gross and net IRR for the single investor U.S. Dollar parallel fund are 11.7% and 9.3%, respectively. The gross and net MoIC for the single investor U.S. Dollar parallel fund are 1.3x and 1.2x, respectively. The gross and net IRR for the Euro unhedged parallel fund are 10.8% and 8.0%, respectively. The gross and net MoIC for the Euro unhedged parallel fund are 1.2x and 1.2x, respectively. The gross and net IRR for the GBP hedged parallel fund are 12.4% and 9.4%, respectively. The gross and net MoIC for the GBP hedged parallel fund are 1.2x and 1.2x, respectively. The gross and net IRR for the Yen hedged parallel fund are 8.6% and 6.1%, respectively. The gross and net MoIC for the Yen hedged parallel fund are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for IDF V are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Private Equity Group—Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024
Fee Related Earnings
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Management fees	$31,767	$33,572	$(1,805)	(5)%	$63,765	$68,505	$(4,740)	(7)%
Other fees	434	447	(13)	(3)	831	886	(55)	(6)
Compensation and benefits	(16,796)	(14,075)	(2,721)	(19)	(30,627)	(28,860)	(1,767)	(6)
General, administrative and other expenses	(5,559)	(5,490)	(69)	(1)	(9,816)	(10,706)	890	8
Fee Related Earnings	$9,846	$14,454	(4,608)	(32)	$24,153	$29,825	(5,672)	(19)

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):

$68.5
$3.9
$63.8
$64.6
$33.6
$2.0
$31.8
$63.8
$31.8
$31.6
Q2 2025
Q2 2024
YTD Q2 2025
YTD Q2 2024
Effective management fee rate
1.14%
1.09%
1.13%
1.10%
Fees from funds in existence in both periods
Fees from funds that no longer pay fees in Q2 2025

The following table presents the components of and causes for changes in the Private Equity Group’s management fees for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 ($ in millions):

	Three month change	Six month change
Corporate private equity extended value fund that stopped paying fees at the end of the fourth quarter of 2024	$(1.7)	$(3.4)
Cumulative effect of other changes	(0.1)	(1.3)
Total	$(1.8)	$(4.7)

The increases in effective management fee rate for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were primarily driven by a corporate private equity extended fund that stopped paying fees at the end of the fourth quarter of 2024 and had a lower effective management fee rate than the average effective management fee rate of funds within the Private Equity Group.

Compensation and Benefits. The changes in compensation and benefits largely reflect increases in incentive-based compensation that has been recorded in anticipation of the management fees from our seventh corporate private equity fund turning on in the second half of the year. Full-time equivalent headcount increased by 1% to 105 investment and investment support professionals for the year-to-date period in 2025 from 104 professionals in 2024.

Realized Income

The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Fee Related Earnings	$9,846	$14,454	$(4,608)	(32)%	$24,153	$29,825	$(5,672)	(19)%
Performance income—realized	29,958	5,819	24,139	NM	35,989	8,557	27,432	NM
Performance related compensation—realized	(23,506)	(4,661)	(18,845)	NM	(26,857)	(6,855)	(20,002)	(292)
Realized net performance income	6,452	1,158	5,294	NM	9,132	1,702	7,430	NM
Investment income (loss)—realized	369	462	(93)	(20)	(4,233)	761	(4,994)	NM
Interest income	1	3	(2)	(67)	2,023	8	2,015	NM
Interest expense	(3,810)	(4,685)	875	19	(7,990)	(9,347)	1,357	15
Realized net investment loss	(3,440)	(4,220)	780	18	(10,200)	(8,578)	(1,622)	(19)
Realized Income	$12,858	$11,392	1,466	13	$23,085	$22,949	136	1

The Private Equity Group’s realized activities were principally composed of and caused by the following:

Three months ended June 30, 2025	Three months ended June 30, 2024
Realized net performance income
Carried interest: •Distributions from partial sales of ACOF VI’s investment in Frontier Communications Parent, Inc. (“FYBR”) and ACOF IV’s investment in an energy company	Carried interest: •Distributions from partial sales of ACOF IV’s investment in various energy companies

Six months ended June 30, 2025	Six months ended June 30, 2024
Realized net performance income
Carried interest: •Distributions from partial sales of ACOF VI’s investment in FYBR and ACOF IV’s investment in an energy company	Carried interest: •Distributions from partial sales of ACOF IV’s investment in various energy companies
Realized investment income (loss) and interest income
•Realized investment loss of $5.7 million from Ares Corporate Opportunities Fund III, L.P. as the fund continues to liquidate its remaining assets
•Interest income of $2.0 million earned on treasury-backed securities
•No significant activities
Interest expense decreased for the three and six months ended June 30, 2025 when compared to the same periods in 2024, as our recent change in methodology results in allocating a significant portion of interest expense to our most recent acquisitions.

Private Equity Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in millions):

	As of June 30, 2025			As of December 31, 2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF IV	$153.1	$122.6	$30.5	$166.8	$133.6	$33.2
ACOF VI	578.7	490.3	88.4	523.1	442.8	80.3
Other funds	8.6	7.5	1.1	20.9	14.8	6.1
Total Private Equity Group	$740.4	$620.4	$120.0	$710.8	$591.2	$119.6
The following table presents the change in accrued carried interest for the Private Equity Group ($ in millions):

		As of December 31, 2024	Activity during the period		As of June 30, 2025
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
ACOF IV	American	$166.8	$(0.9)	$(12.8)	$153.1
ACOF VI	American	523.1	78.8	(23.2)	578.7
Other funds	European	13.1	(12.6)	—	0.5
Other funds	American	7.8	0.3	—	8.1
Total Private Equity Group		$710.8	$65.6	$(36.0)	$740.4

Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Other	Total Private Equity Group
Balance at 3/31/2025	$21,902	$2,825	$—	$24,727
Capital reductions	(19)	—	—	(19)
Distributions	(1,056)	—	—	(1,056)
Change in fund value	374	(260)	—	114
Balance at 6/30/2025	$21,201	$2,565	$—	$23,766

	Corporate Private Equity	APAC Private Equity	Other	Total Private Equity Group
Balance at 3/31/2024	$21,230	$3,246	$—	$24,476
Net new par/equity commitments	15	—	—	15
Capital reductions	(2)	—	—	(2)
Distributions	(28)	(1)	—	(29)
Change in fund value	55	65	—	120
Balance at 6/30/2024	$21,270	$3,310	$—	$24,580

	Corporate Private Equity	APAC Private Equity	Other	Total Private Equity Group
Balance at 12/31/2024	$21,064	$2,977	$—	$24,041
Net new par/equity commitments	959	16	—	975
Capital reductions	(54)	—	—	(54)
Distributions	(1,205)	—	—	(1,205)
Change in fund value	437	(428)	—	9
Balance at 6/30/2025	$21,201	$2,565	$—	$23,766

	Corporate Private Equity	APAC Private Equity	Other(1)	Total Private Equity Group
Balance at 12/31/2023	$20,998	$3,414	$139	$24,551
Net new par/equity commitments	269	3	58	330
Capital reductions	(4)	—	—	(4)
Distributions	(53)	(11)	—	(64)
Redemptions	—	(2)	—	(2)
Net allocations among investment strategies	150	—	(197)	(47)
Change in fund value	(90)	(94)	—	(184)
Balance at 6/30/2024	$21,270	$3,310	$—	$24,580

(1) Activity within Other represents equity commitments to the platform that either have not yet been allocated to an investment strategy or have been allocated as commitments to an investment strategy as of the reporting dates presented.

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $23.8	AUM: $24.6

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.1 billion and $1.3 billion of non-fee paying AUM from our general partner and employee commitments as of June 30, 2025 and 2024, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 3/31/2025	$9,825	$1,527	$11,352
Deployment/subscriptions/increase in leverage	16	—	16
Capital reductions	(11)	—	(11)
Change in fund value	2	—	2
Change in fee basis	(341)	(25)	(366)
Balance at 6/30/2025	$9,491	$1,502	$10,993

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 3/31/2024	$10,904	$1,661	$12,565
Deployment/subscriptions/increase in leverage	9	16	25
Change in fund value	(9)	—	(9)
Change in fee basis	(312)	(4)	(316)
Balance at 6/30/2024	$10,592	$1,673	$12,265

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2024	$9,860	$1,567	$11,427
Deployment/subscriptions/increase in leverage	25	7	32
Capital reductions	(11)	—	(11)
Change in fund value	2	—	2
Change in fee basis	(385)	(72)	(457)
Balance at 6/30/2025	$9,491	$1,502	$10,993

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2023	$11,459	$1,665	$13,124
Deployment/subscriptions/increase in leverage	9	16	25
Redemptions	—	(2)	(2)
Change in fund value	(28)	—	(28)
Change in fee basis	(848)	(6)	(854)
Balance at 6/30/2024	$10,592	$1,673	$12,265

The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $11.0	FPAUM: $12.3

Capital commitments	Invested capital

Private Equity Group—Fund Performance Metrics as of June 30, 2025

The significant funds presented in the table below collectively contributed approximately 77% of the Private Equity Group’s management fees for the six months ended June 30, 2025.

The following table presents the performance data of the Private Equity Group’s significant drawdown funds as of June 30, 2025 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
ACOF V	2017	$7,286	$7,850	$7,611	$4,098	$6,823	$10,921	1.4x	1.3x	7.6	5.8	Corporate Private Equity
Fund Deploying Capital
ACOF VI	2020	8,228	5,743	5,840	1,923	7,863	9,786	1.7x	1.5x	21.6	16.0	Corporate Private Equity

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
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 5.9% for ACOF V and 15.4% for ACOF VI.

Secondaries Group—Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

Fee Related Earnings

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Management fees	$61,643	$48,145	$13,498	28%	$119,293	$92,566	$26,727	29%
Fee related performance revenues	16,236	15,163	1,073	7	25,892	18,125	7,767	43
Other fees	5,801	54	5,747	NM	5,923	58	5,865	NM
Compensation and benefits	(23,067)	(20,825)	(2,242)	(11)	(41,438)	(33,539)	(7,899)	(24)
General, administrative and other expenses	(10,076)	(8,896)	(1,180)	(13)	(18,549)	(17,964)	(585)	(3)
Fee Related Earnings	$50,537	$33,641	16,896	50	$91,121	$59,246	31,875	54

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):

$119.3
$6.5
$2.3
$110.5
$92.6
$0.6
$0.5
$91.5
$61.6
$3.2
$1.6
$56.8
$48.1
$0.9
$0.2
$47.0
Q2 2025
Q2 2024
YTD Q2 2025
YTD Q2 2024
Effective management fee rate
0.95%
0.92%
0.94%
0.92%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q2 2024
Fees from funds that no longer pay fees in Q2 2025
Catch-up fees

The following table presents the components of and causes for changes in the Secondaries Group’s management fees for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 ($ in millions):

	Three month change	Six month change
Fees from APMF, driven by additional capital raised	$6.5	$12.7
Fees from our third infrastructure secondaries fund, excluding catch-up fees, and a credit secondaries fund	4.1	7.1
Catch-up fees generated from our third infrastructure secondaries fund	2.2	5.8
Cumulative effect of other changes	0.7	1.1
Total	$13.5	$26.7
The increases in effective management fee rate for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were primarily due to additional capital raised by APMF that has a fee rate of 1.40%.

Fee Related Performance Revenues. The increases in fee related performance revenues for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were attributable to higher incentive fees earned from APMF as a result of increased transactions.

Other Fees. The increases in other fees for the three and six months ended June 30, 2025 compared to the same periods in 2024 were attributable to capital markets transaction fees associated with services provided by Ares Management Capital Markets LLC (“AMCM”) during the second quarter of 2025.
Compensation and Benefits. The increases in compensation and benefits for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were driven by: (i) increases in incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year; and (ii) higher fee related performance compensation of $0.2 million and $4.2 million, respectively, corresponding to the increases in fee related performance revenues. We reduced fee related performance compensation by $2.9 million and $3.2 million for the three months ended June 30, 2025 and 2024, respectively, and $5.6 million and $4.9 million for the six months ended June 30, 2025 and 2024, respectively, to reclaim a portion of the supplemental distribution fees paid to distribution partners.

Full-time equivalent headcount remained flat at 112 investment and investment support professionals for the year-to-date period in both 2025 and 2024.

General, Administrative and Other Expenses. The increases in general, administrative and other expenses were primarily due to costs incurred to support distribution of shares in our perpetual wealth vehicles. Supplemental distribution fees increased by $0.5 million and $1.5 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.

Conversely, placement fee expense decreased by $1.1 million for the six months ended June 30, 2025 compared to the same period in 2024. The activity for the six months ended June 30, 2024 included $1.1 million of investor service fees that were fully recognized through the service period that ended in the third quarter of 2024.
Realized Income

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Fee Related Earnings	$50,537	$33,641	$16,896	50%	$91,121	$59,246	$31,875	54%
Performance income—realized	—	361	(361)	(100)	—	361	(361)	(100)
Performance related compensation—realized	—	110	(110)	(100)	—	110	(110)	(100)
Realized net performance income	—	471	(471)	(100)	—	471	(471)	(100)
Investment income—realized	17	127	(110)	(87)	155	314	(159)	(51)
Interest income	23	21	2	10	980	44	936	NM
Interest expense	(1,862)	(7,716)	5,854	76	(3,870)	(15,945)	12,075	76
Realized net investment loss	(1,822)	(7,568)	5,746	(76)	(2,735)	(15,587)	12,852	82
Realized Income	$48,715	$26,544	22,171	84	$88,386	$44,130	44,256	100

Realized net investment loss for the three and six months ended June 30, 2025 and 2024 largely represents allocated interest expense exceeding investment income during these periods.

Interest expense decreased for the three and six months ended June 30, 2025 when compared to the same periods in 2024, as our recent change in methodology results in allocating a significant portion of interest expense to our most recent acquisitions.
Interest income for the six months ended June 30, 2025 primarily reflects income earned on treasury-backed securities during the first quarter of 2025.

Secondaries Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondaries Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of June 30, 2025			As of December 31, 2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$1.6	$1.6	$—	$144.1	$123.3	$20.8
LREF VIII	77.0	65.3	11.7	81.3	68.9	12.4
Other secondaries funds	52.6	39.5	13.1	38.4	28.8	9.6
Total Secondaries Group	$131.2	$106.4	$24.8	$263.8	$221.0	$42.8

The following table presents the change in accrued performance income for the Secondaries Group ($ in millions):

		As of December 31, 2024	Activity during the period		As of June 30, 2025
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Other Adjustments	Accrued Carried Interest
Accrued Carried Interest
LEP XVI	European	$144.1	$(11.4)	$(131.1)	$1.6
LREF VIII	European	81.3	(4.3)	—	77.0
Other secondaries funds	European	38.4	14.1	0.1	52.6
Total Secondaries Group		$263.8	$(1.6)	$(131.0)	$131.2

The reduction in LEP XVI accrued carried interest was driven by a partial contribution to a structured investment vehicle that represents the amount retained by us after compensating our employees. This structured investment vehicle is required to be consolidated by us. As a result, the amount of LEP XVI accrued carried interest, including the associated compensation payable to our employees, was reclassified to investments of a Consolidated Fund.

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 3/31/2025	$16,979	$7,945	$4,030	$2,358	$31,312
Net new par/equity commitments	1,100	—	244	1,175	2,519
Distributions	(50)	(6)	(91)	(13)	(160)
Redemptions	(40)	—	—	—	(40)
Net allocations among investment strategies	10	25	—	37	72
Change in fund value	184	34	16	12	246
Balance at 6/30/2025	$18,183	$7,998	$4,199	$3,569	$33,949

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 3/31/2024	$13,580	$7,975	$2,624	$1,462	$25,641
Net new par/equity commitments	415	38	209	204	866
Distributions	(223)	(2)	(55)	(5)	(285)
Change in fund value	66	(108)	121	2	81
Balance at 6/30/2024	$13,838	$7,903	$2,899	$1,663	$26,303

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2024	$15,805	$7,779	$3,691	$1,878	$29,153
Net new par/equity commitments	2,349	228	581	1,649	4,807
Capital reductions	—	(58)	—	—	(58)
Distributions	(228)	(44)	(110)	(17)	(399)
Redemptions	(63)	—	—	—	(63)
Net allocations among investment strategies	10	25	—	37	72
Change in fund value	310	68	37	22	437
Balance at 6/30/2025	$18,183	$7,998	$4,199	$3,569	$33,949

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2023	$13,174	$7,826	$2,380	$1,380	$24,760
Net new par/equity commitments	951	188	424	272	1,835
Distributions	(363)	(25)	(55)	(6)	(449)
Change in fund value	76	(86)	150	17	157
Balance at 6/30/2024	$13,838	$7,903	$2,899	$1,663	$26,303

The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $33.9	AUM: $26.3

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $1.1 billion and $0.5 billion of non-fee paying AUM from our general partner and employee commitments as of June 30, 2025 and 2024, respectively.

Secondaries Group—Fee Paying AUM

The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 3/31/2025	$13,369	$6,530	$2,927	$644	$23,470
Commitments	471	—	217	—	688
Deployment/subscriptions/increase in leverage	51	15	—	343	409
Distributions	(5)	(6)	—	—	(11)
Redemptions	(40)	—	—	—	(40)
Net allocations among investment strategies	10	25	—	37	72
Change in fund value	62	(7)	—	(108)	(53)
Balance at 6/30/2025	$13,918	$6,557	$3,144	$916	$24,535

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 3/31/2024	$11,641	$6,203	$1,972	$75	$19,891
Commitments	399	—	207	—	606
Deployment/subscriptions/increase in leverage	8	32	1	(1)	40
Distributions	(57)	(2)	(55)	(18)	(132)
Change in fund value	78	(94)	12	7	3
Change in fee basis	(51)	104	—	—	53
Balance at 6/30/2024	$12,018	$6,243	$2,137	$63	$20,461

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2024	$12,788	$6,441	$2,582	$590	$22,401
Commitments	1,020	170	550	—	1,740
Deployment/subscriptions/increase in leverage	136	47	13	470	666
Distributions	(14)	(38)	(17)	—	(69)
Redemptions	(63)	—	—	—	(63)
Net allocations among investment strategies	10	25	—	37	72
Change in fund value	41	(88)	16	(181)	(212)
Balance at 6/30/2025	$13,918	$6,557	$3,144	$916	$24,535

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2023	$11,204	$5,978	$1,763	$95	$19,040
Commitments	935	150	421	—	1,506
Deployment/subscriptions/increase in leverage	9	92	2	(1)	102
Distributions	(122)	(18)	(55)	(36)	(231)
Change in fund value	42	(55)	6	7	—
Change in fee basis	(50)	96	—	(2)	44
Balance at 6/30/2024	$12,018	$6,243	$2,137	$63	$20,461

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $24.5	FPAUM: $20.4

Reported value(1)	Capital commitments	Invested capital/other

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondaries Group—Fund Performance Metrics as of June 30, 2025

The significant funds presented in the tables below collectively contributed approximately 37% of the Secondaries Group’s management fees for the six months ended June 30, 2025.
The following table presents the performance data for our significant fund that is not a drawdown fund in the Secondaries Group as of June 30, 2025 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
APMF(2)	2022	$3,147	N/A	3.1	N/A	7.5	N/A	14.7	Private Equity Secondaries

(1)Since inception returns are annualized.
(2)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. Returns are shown for institutional share class. Shares of other classes may have lower returns due to higher selling commissions and fees. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution. Additional information related to APMF can be found in its filings with the SEC, which are not part of this report.

The following table presents the performance data of the Secondaries Group’s significant drawdown fund as of June 30, 2025 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
LEP XVI(7)	2016	$4,134	$4,896	$4,179	$2,079	$3,104	$5,183	1.4x	1.2x	15.6	9.5	Private Equity Secondaries

Returns for LEP XVI are calculated from results of the underlying portfolio that are generally reported on a three month lag and may not include the impact of economic and market activities occurring in the current reporting period.

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

Operations Management Group—Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

Fee Related Earnings

The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other fees	$7,831	$5,480	$2,351	43%	$13,368	$9,813	$3,555	36%
Compensation and benefits	(134,645)	(98,370)	(36,275)	(37)	(251,113)	(192,527)	(58,586)	(30)
General, administrative and other expenses	(69,177)	(53,910)	(15,267)	(28)	(133,203)	(104,390)	(28,813)	(28)
Fee Related Earnings	$(195,991)	$(146,800)	(49,191)	(34)	$(370,948)	$(287,104)	(83,844)	(29)

Other Fees. The increases in other fees for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were primarily attributable to capital markets transaction services that were provided by AMCM in the second quarter of 2025.

Compensation and Benefits. The GCP Acquisition added 263 business operations professionals to our period end headcount as of June 30, 2025, which represents 175 full-time equivalents for the year-to-date period. Headcount growth attributable to the GCP Acquisition contributed $8.9 million and $12.8 million, respectively, in recurring employment related costs to the three and six months ended June 30, 2025. The impact from the GCP Acquisition has been excluded from the discussion below, except as otherwise noted.

Compensation and benefits, excluding the impact from the GCP Acquisition, increased by $27.4 million and $45.8 million, or 28% and 24%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases in compensation and benefits over the comparative periods were driven by: (i) the increase in headcount to support the growth of our business and other strategic initiatives; (ii) higher incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year; and (iii) higher sales-based bonuses, which increased by $2.7 million and $5.4 million, respectively, over the comparative periods, primarily driven by the increase in sales of our wealth products. The increase in compensation and benefits for the six months ended June 30, 2025 compared to the same period in 2024 was also driven by an increase in payroll-related taxes of $6.2 million, primarily due to the higher stock price associated with equity awards that vested during the first quarter of 2025.

Full-time equivalent headcount increased by 27% to 2,021 professionals for the year-to-date period in 2025 from 1,596 professionals in 2024, including the impact of GCP International previously discussed.

General, Administrative and Other Expenses. The GCP Acquisition has contributed $12.0 million and $15.7 million, respectively, in general, administrative and other expenses to the three and six months ended June 30, 2025. These expenses included certain non-recurring integration costs and temporary transition services agreement of $5.3 million and $7.2 million, respectively. These expenses were also driven by occupancy costs and information technology costs, which collectively contributed $2.5 million and $2.8 million for the three and six months ended June 30, 2025, respectively. The impact from the GCP Acquisition has been excluded from the discussion below.

General, administrative and other expenses, excluding the impact from the GCP Acquisition, increased by $3.3 million and $13.1 million, or 6% and 13%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases in general, administrative and other expenses were driven by occupancy costs and information technology costs, which collectively increased by $4.7 million and $9.2 million, respectively, over the comparative periods. The increases in these expenses were primarily to support our growing headcount and the expansion of our business, with occupancy costs also being impacted by the expansion of our New York headquarters. In addition, marketing expenses increased by $1.0 million and $1.3 million, respectively, over the comparative periods, driven by company sponsorships and investor events.

Realized Income

The following table presents the components of the OMG’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Fee Related Earnings	$(195,991)	$(146,800)	$(49,191)	(34)%	$(370,948)	$(287,104)	$(83,844)	(29)%
Investment income (loss)—realized	(893)	229	(1,122)	NM	(562)	239	(801)	NM
Interest income	646	411	235	57	1,249	853	396	46
Interest expense	(6)	(105)	99	94	(262)	(145)	(117)	(81)
Realized net investment income (loss)	(253)	535	(788)	NM	425	947	(522)	(55)
Realized Income	$(196,244)	$(146,265)	(49,979)	(34)	$(370,523)	$(286,157)	(84,366)	(29)

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that we are well-positioned and our liquidity will continue to be sufficient for our foreseeable working capital needs, contractual obligations, dividend payments, pending acquisitions and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are: (i) cash on hand; (ii) net working capital; (iii) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, and fee related performance revenues, which are typically measured and collected annually, as well as net realized performance income, which may be unpredictable as to amount and timing; (iv) fund distributions related to our investments that are unpredictable as to amount and timing; and (v) net borrowings from the Credit Facility. As of June 30, 2025, our cash and cash equivalents were $509.7 million and we have $725.0 million available under our Credit Facility. Our ability to draw from the Credit Facility is subject to leverage and other covenants. We remain in compliance with all covenants as of June 30, 2025. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown in deployment, declines in valuations or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Contributions of our financial interests, such as capital interests and rights to performance income earned by us in funds that we manage, to structured investment vehicles that we manage, may reduce or delay our cash flows and liquidity. Declines or delays in transaction activity may also impact our fund distributions and net realized performance income, which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
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

	Six months ended June 30,
	2025	2024
Net cash provided by operating activities	$1,164,527	$879,653
Net cash provided by the Consolidated Funds’ operating activities, net of eliminations	1,245,377	262,564
Net cash provided by operating activities	2,409,904	1,142,217
Net cash used in the Company’s investing activities	(1,767,608)	(63,309)
Net cash used in the Company’s financing activities	(173,078)	(878,127)
Net cash used in the Consolidated Funds’ financing activities, net of eliminations	(1,571,850)	(247,404)
Net cash used in financing activities	(1,744,928)	(1,125,531)
Effect of exchange rate changes	104,312	(17,206)
Net change in cash and cash equivalents	$(998,320)	$(63,829)

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

	Six months ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Core operating activities	$1,002,904	$689,786	$313,118	45%
Net realized performance income	46,780	50,921	(4,141)	(8)
Net cash provided by investment related activities	114,843	138,946	(24,103)	(17)
Net cash provided by operating activities	$1,164,527	$879,653	284,874	32

Cash from our core operating activities increased as a result of growing fee revenues and sustained profitability and timing of cash collection of our receivables.
Net realized performance income includes (i) carried interest distributions that may represent tax distributions or other distributions of income and (ii) incentive fees that are realized annually at the end of the measurement period, which is typically at the end of the calendar year. Cash received from carried interest distributions and the subsequent payments to employees may not necessarily occur in the same quarter. Cash from incentive fees is generally received in the period subsequent to the measurement period. The decrease in net realized performance income over the comparative periods was primarily due to the decrease in carried interest distributions received during the first half of 2025 when compared to the same period in 2024.
Net cash provided by investment related activities for the six months ended June 30, 2025 and 2024 primarily represents: (i) distributions received from our capital investments and the collection of principal and interest from loans that we have made; (ii) sales of certain capital investments to employees; and (iii) the rebalancing of and associated return of our capital commitments upon admitting new limited partners; offset by (iv) purchases associated with funding capital commitments and strategic investments in our investment portfolio; and (v) interest payments on our debt obligations. Net cash provided by investment related activities for the six months ended June 30, 2025 also included interest income from treasury-backed securities that were redeemed in March 2025, providing proceeds to support the GCP Acquisition. As we are committed to invest alongside the investors in our funds, our capital commitments will increase with our growing assets under management and our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund from year to year. For further discussion of our capital commitments, see “Note 8. Commitments and Contingencies” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.
Investing Activities

	Six months ended June 30,
	2025	2024
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(44,893)	$(55,309)
Acquisitions, net of cash acquired	(1,722,715)	(8,000)
Net cash used in investing activities	$(1,767,608)	$(63,309)

Net cash used in investing activities for the six months ended June 30, 2025 was predominately cash used to complete the GCP Acquisition in the first quarter of 2025. In addition, net cash used in investing activities for both periods included cash to purchase furniture, equipment and leasehold improvements primarily for the build out of our new Los Angeles headquarters that we occupied beginning in the third quarter of 2024. Net cash used in investing activities for the six months ended June 30, 2025 also included cash to purchase furniture, equipment and leasehold improvements primarily for the expansion of our New York headquarters to support the growth in our staffing levels.

Financing Activities

	Six months ended June 30,
	2025	2024
Net proceeds from issuance of Class A common stock	$—	$354,395
Net borrowings (repayments) of Credit Facility	1,115,000	(400,000)
Class A and non-voting common stock dividends	(517,924)	(385,738)
AOG unitholder distributions	(281,929)	(246,522)
Series B mandatory convertible preferred stock dividends	(73,406)	—
Stock option exercises	—	1,511
Taxes paid related to net share settlement of equity awards	(416,609)	(203,076)
Other financing activities	1,790	1,303
Net cash used in the Company’s financing activities	$(173,078)	$(878,127)

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, representing net cash used for the six months ended June 30, 2025 and 2024. In addition, we issued 30,000,000 shares of Series B mandatory convertible preferred stock in October 2024. Net cash used in the Company’s financing activities included dividend payments made during the six months ended June 30, 2025 to preferred stockholders.

Net cash used in the Company’s financing activities for the six months ended June 30, 2025 included net borrowings under the Credit Facility. These proceeds were used primarily to fund the GCP Acquisition in the first quarter of 2025. Net cash used in the Company’s financing activities for the six months ended June 30, 2024 included the repayment of our Credit Facility, partially using cash provided by the net proceeds from the public offering of Class A common stock that closed during the second quarter of 2024.
In connection with the vesting of equity awards that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employees’ tax withholding liabilities and pay the taxes on their behalf in cash and thus issue fewer net shares. Cash used in connection with these awards increased during the current period primarily as a result of a higher stock price on the vesting date, which resulted in employees recognizing additional compensation. For the six months ended June 30, 2025, we net settled and did not issue 2.2 million shares, which includes 0.2 million shares that were withheld from restricted units that vested on the GCP Acquisition close date. For the six months ended June 30, 2024, we net settled and did not issue 1.7 million shares.
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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2025, we were required to maintain approximately $99.8 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with these regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings (“Cash Tax Savings”), if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon (“Tax Benefit Payment”). Effective as of May 1, 2023, pursuant to an amendment to the TRA, to the extent Ares Owners Holdings L.P. would have been a recipient of certain Tax Benefit Payments under the TRA for taxable exchanges on or after May 1, 2023, Ares Owners Holdings L.P. will no longer be entitled to any Tax Benefit Payment for such exchanges and 100% of any Cash Tax Savings will inure to us. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $508.6 million and $402.4 million as of June 30, 2025 and December 31, 2024, respectively. For the six months ended June 30, 2025 and 2024, payments under the TRA were $8.1 million and $6.1 million, respectively.
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
There have been no material changes in our market risks for the six months ended June 30, 2025. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2024, which is accessible on the SEC’s website at www.sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, certain executive officers and directors of the Company or a vehicle controlled by them (each, a “Plan Participant”) entered into Rule 10b5-1 trading plan (a “Rule 10b5-1 Trading Plan”) to sell shares of the Company’s Class A common stock, in each case, subject to any applicable volume limitations.

The table below provides certain information regarding each Plan Participant’s Rule 10b5-1 Trading Plan.

Name and Title	Plan Date	Maximum Shares That May Be Sold Under the Plan	Plan Expiration Date
Antony Ressler, Executive Chairman & Co-Founder	May 21, 2025	2,000,000	February 13, 2026
Naseem Sagati Aghili, General Counsel and Corporate Secretary	June 11, 2025	(1)	March 1, 2026

(1) Includes 42,000 shares of Class A common stock plus an undetermined number of shares of Class A common stock that may be sold resulting from the vesting and settlement of up to 52,938 restricted units less the amount of shares of Class A common stock that will be withheld to satisfy the tax withholding obligations related to the settlement of those vested restricted units.

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

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Ares Management Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on May 6, 2021).
3.2	Bylaws of Ares Management Incorporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
3.3	Certificate of Designations of 6.75% Series B Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 10, 2024).
10.1	Amendment No. 13, dated as of April 22, 2025, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 25, 2025).
10.2	Sixth Amended and Restated Exchange Agreement, dated May 8, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on May 12, 2025).
10.3	Sixth Amended and Restated Limited Partnership Agreement of Ares Holdings L.P., dated May 8, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on May 12, 2025).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: August 8, 2025	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder & Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2025	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)