Form 10-Q
period 2025-09-30
Ares Management Corp
filed 2025-11-06
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 31, 2025 there were 216,852,343 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, 106,526,860 of the registrant’s Class C common stock outstanding and 30,000,000 of the registrant’s shares of Series B mandatory convertible preferred stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of
	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$496,669	$1,507,976
Investments (includes accrued carried interest of $4,119,700 and $3,495,115 as of September 30, 2025 and December 31, 2024, respectively)	5,755,803	4,644,775
Due from affiliates	1,334,225	1,056,608
Other assets	857,551	774,654
Right-of-use operating lease assets	526,042	511,319
Intangible assets, net	2,166,249	975,828
Goodwill	3,437,450	1,162,636
Assets of Consolidated Funds:
Cash and cash equivalents	1,003,291	1,227,489
Investments held in trust account	—	550,800
Investments, at fair value	11,254,240	12,187,044
Receivable for securities sold	147,795	202,782
Other assets	52,851	82,397
Total assets	$27,032,166	$24,884,308
Liabilities
Accounts payable, accrued expenses and other liabilities	$935,366	$363,872
Accrued compensation	656,737	280,894
Due to affiliates	626,592	500,480
Performance related compensation payable	2,992,638	2,537,203
Debt obligations	3,675,783	2,558,914
Operating lease liabilities	676,372	641,864
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	100,665	323,100
Payable for securities purchased	361,855	332,406
CLO loan obligations, at fair value	7,588,847	9,672,189
Fund borrowings	785,281	275,000
Total liabilities	18,400,136	17,485,922
Commitments and contingencies (Note 8)
Redeemable interest in Consolidated Funds	—	550,700
Redeemable interest in Ares Operating Group entities	25,750	23,496
Non-controlling interests in Consolidated Funds	2,514,018	2,025,666
Non-controlling interests in Ares Operating Group entities	1,618,234	1,254,878
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024)	1,460,758	1,458,771
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (216,834,793 shares and 199,872,571 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	2,168	1,999
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding as of September 30, 2025 and December 31, 2024)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (106,526,860 shares and 109,806,689 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	1,065	1,098
Additional paid-in-capital	4,198,927	2,936,794
Accumulated deficit	(1,218,682)	(837,294)
Accumulated other comprehensive income (loss), net of tax	29,757	(17,757)
Total stockholders’ equity	4,474,028	3,543,646
Total equity	8,606,280	6,824,190
Total liabilities, redeemable interest, non-controlling interests and equity	$27,032,166	$24,884,308
    See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues
Management fees	$971,762	$753,597	$2,689,371	$2,162,970
Carried interest allocation	464,666	277,651	948,575	194,006
Incentive fees	100,668	48,638	155,795	105,039
Principal investment income	17,976	8,036	50,937	44,547
Administrative, transaction and other fees	102,556	41,817	251,883	119,222
Total revenues	1,657,628	1,129,739	4,096,561	2,625,784
Expenses
Compensation and benefits	659,835	435,876	1,960,669	1,268,685
Performance related compensation	404,095	219,697	761,434	140,180
General, administrative and other expenses	246,154	197,019	706,224	537,379
Expenses of Consolidated Funds	(1,868)	2,295	31,795	11,680
Total expenses	1,308,216	854,887	3,460,122	1,957,924
Other income (expense)
Net realized and unrealized gains (losses) on investments	188,420	(5,074)	201,396	13,781
Interest and dividend income	13,644	7,553	39,072	19,952
Interest expense	(46,315)	(29,733)	(126,277)	(105,057)
Other expense, net	(7,263)	(18,805)	(64,498)	(19,473)
Net realized and unrealized gains on investments of Consolidated Funds	180,255	64,831	396,413	192,778
Interest and other income of Consolidated Funds	130,821	234,681	452,783	732,316
Interest expense of Consolidated Funds	(156,703)	(201,199)	(455,081)	(626,678)
Total other income, net	302,859	52,254	443,808	207,619
Income before taxes	652,271	327,106	1,080,247	875,479
Income tax expense	111,892	46,453	190,387	114,760
Net income	540,379	280,653	889,860	760,719
Less: Net income attributable to non-controlling interests in Consolidated Funds	67,407	64,241	127,383	236,446
Net income attributable to Ares Operating Group entities	472,972	216,412	762,477	524,273
Less: Net income attributable to redeemable interest in Ares Operating Group entities	1,797	1,319	1,839	1,005
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	182,293	96,633	287,524	236,843
Net income attributable to Ares Management Corporation	288,882	118,460	473,114	286,425
Less: Series B mandatory convertible preferred stock dividends declared	25,313	—	75,938	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$263,569	$118,460	$397,176	$286,425
Net income per share of Class A and non-voting common stock:
Basic	$1.15	$0.55	$1.64	$1.31
Diluted	$1.15	$0.55	$1.64	$1.31
Weighted-average shares of Class A and non-voting common stock:
Basic	219,881,697	200,724,068	216,086,939	196,526,832
Diluted	219,881,697	200,724,068	216,086,939	196,526,832

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$540,379	$280,653	$889,860	$760,719
Foreign currency translation adjustments, net of tax	(4,770)	37,167	91,342	23,608
Total comprehensive income	535,609	317,820	981,202	784,327
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	66,795	70,798	146,677	237,476
Less: Comprehensive income attributable to redeemable interest in Ares Operating Group entities	1,615	1,933	2,554	1,315
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	180,756	107,698	311,343	245,031
Comprehensive income attributable to Ares Management Corporation	$286,443	$137,391	$520,628	$300,505

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series B Mandatory Convertible Preferred Stock	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance as of December 31, 2024	$1,458,771	$1,999	$35	$1,098	$2,936,794	$(837,294)	$(17,757)	$1,254,878	$2,025,666	$6,824,190
Changes in ownership interests and related tax benefits	—	47	—	(20)	(707,255)	—	—	354,253	(34,832)	(387,807)
Adjustment to issuance costs of Series B mandatory convertible preferred stock	1,147	—	—	—	—	—	—	—	—	1,147
Issuances of common stock	—	103	—	—	1,642,214	—	—	—	—	1,642,317
Issuances of AOG Units	—	—	—	3	—	—	—	15,561	—	15,564
Capital contributions	—	—	—	—	—	—	—	120	295,750	295,870
Dividends/distributions	(25,313)	—	—	—	—	(258,691)	—	(138,003)	(208,855)	(630,862)
Net income	25,313	—	—	—	—	21,857	—	20,038	55,977	123,185
Currency translation adjustment, net of tax	—	—	—	—	—	—	42,101	21,934	6,338	70,373
Equity compensation	—	—	—	—	168,955	—	—	88,907	—	257,862
Balance as of March 31, 2025	1,459,918	2,149	35	1,081	4,040,708	(1,074,128)	24,344	1,617,688	2,140,044	8,211,839
Changes in ownership interests and related tax benefits	—	10	—	(8)	(61,923)	—	—	(52,023)	243,432	129,488
Capital contributions	—	—	—	—	—	—	—	1,333	37,422	38,755
Dividends/distributions	(25,312)	—	—	—	—	(259,233)	—	(143,626)	(110,900)	(539,071)
Net income	25,312	—	—	—	—	111,750	—	85,193	3,999	226,254
Currency translation adjustment, net of tax	—	—	—	—	—	—	7,852	3,422	13,568	24,842
Equity compensation	—	—	—	—	109,276	—	—	55,815	—	165,091
Balance as of June 30, 2025	1,459,918	2,159	35	1,073	4,088,061	(1,221,611)	32,196	1,567,802	2,327,565	8,257,198
Changes in ownership interests and related tax benefits	—	8	—	(8)	4,834	—	—	(46,698)	27,846	(14,018)
Adjustment to issuance costs of Series B mandatory convertible preferred stock	840	—	—	—	—	—	—	—	—	840
Issuances of common stock	—	1	—	—	—	—	—	—	—	1
Capital contributions	—	—	—	—	—	—	—	1	121,076	121,077
Dividends/distributions	(25,313)	—	—	—	—	(260,640)	—	(137,725)	(29,264)	(452,942)
Net income	25,313	—	—	—	—	263,569	—	182,293	67,407	538,582
Currency translation adjustment, net of tax	—	—	—	—	—	—	(2,439)	(1,537)	(612)	(4,588)
Equity compensation	—	—	—	—	106,032	—	—	54,098	—	160,130
Balance as of September 30, 2025	$1,460,758	$2,168	$35	$1,065	$4,198,927	$(1,218,682)	$29,757	$1,618,234	$2,514,018	$8,606,280

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

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$889,860	$760,719
Adjustments to reconcile net income to net cash provided by operating activities	491,735	429,097
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	1,620,528	835,340
Cash flows due to changes in operating assets and liabilities	350,245	258,389
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	398,279	(300,009)
Net cash provided by operating activities	3,750,647	1,983,536
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(56,385)	(82,203)
Acquisitions, net of cash acquired	(1,726,175)	(13,683)
Net cash used in investing activities	(1,782,560)	(95,886)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	—	407,236
Proceeds from Credit Facility	2,130,000	970,000
Repayments of Credit Facility	(1,015,000)	(1,395,000)
Dividends and distributions	(1,296,937)	(969,360)
Stock option exercises	—	1,511
Taxes paid related to net share settlement of equity awards	(425,623)	(211,615)
Other financing activities	2,630	485
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	269,903	544,294
Distributions to non-controlling interests in Consolidated Funds	(349,020)	(76,502)
Redemptions of redeemable interests in Consolidated Funds	(509,503)	—
Borrowings under loan obligations by Consolidated Funds	532,191	323,540
Repayments under loan obligations by Consolidated Funds	(2,308,666)	(1,504,344)
Net cash used in financing activities	(2,970,025)	(1,909,755)
Effect of exchange rate changes	(9,369)	23,969
Net change in cash and cash equivalents	(1,011,307)	1,864
Cash and cash equivalents, beginning of period	1,507,976	348,274
Cash and cash equivalents, end of period	$496,669	$350,138
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$1,657,881	$7,724

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 clarifies the threshold for capitalizing internal-use software costs to be based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for the Company’s fiscal year ending December 31, 2028. Early adoption is permitted and the amendments in this update may be applied on a prospective, retrospective or modified basis. The Company is currently evaluating the impact of this guidance.

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

The acquisition date fair value of the consideration transferred totaled $3.9 billion, which consisted of the following:

Cash	$1,787,575
Equity(1)	1,657,881
Contingent consideration(2)	465,080
Total	$3,910,536

(1)9.6 million shares of Class A common stock and 0.1 million Ares Operating Group Units (“AOG Units”) were issued in connection with the GCP Acquisition purchase consideration.
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

Cash	$61,436
Other tangible assets	452,438
Intangible assets:
Management contracts	473,300
Client relationships	107,200
Finite-lived intangible assets	580,500
Indefinite-lived management contracts	749,600
Total intangible assets	1,330,100
Total identifiable assets acquired	1,843,974
Accounts payable, accrued expenses and other liabilities	203,058
Net identifiable assets acquired	1,640,916
Goodwill	2,269,620
Net assets acquired	$3,910,536

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
In connection with the GCP Acquisition, various components of the agreed upon purchase price are required to be accounted for as compensation because the payments were made to certain individuals that became employees of the Company following the GCP Acquisition. Because they are required to be accounted for as compensation, these amounts have been excluded from purchase consideration. For the nine months ended September 30, 2025, $47.2 million of acquisition related compensation costs were expensed and recorded within compensation and benefits within the Condensed Consolidated Statements of Operations. Because the purchase price included components of cash and equity, the individuals that became employees of the Company also received a portion of their sales proceeds in the form of equity, which was recorded as equity compensation expense. For the nine months ended September 30, 2025, $110.1 million of equity compensation expense was recognized from the immediate vesting of 0.6 million restricted units, of which 0.2 million shares were withheld for taxes. Additionally, there were 2.3 million unvested equity awards and 0.2 million unvested AOG Unit awards related to these arrangements (collectively, the “Unvested GCP Equity Purchase Price”) as of March 1, 2025. In connection with the Unvested GCP Equity Purchase Price, equity compensation expense of $33.5 million and $84.6 million was recognized during the three and nine months ended September 30, 2025, respectively. The total compensation expense expected to be recognized in all future periods associated with the Unvested GCP Equity Purchase Price is approximately $337.3 million as of September 30, 2025 and is expected to be recognized over the remaining weighted average period of 3.0 years.
The Company has incurred $68.7 million of acquisition related costs, of which $35.3 million was incurred during the nine months ended September 30, 2025. These acquisition related costs were expensed and reported within general, administrative and other expenses.
The acquired business from the GCP Acquisition generated revenues and net income of $253.7 million and $76.4 million, respectively, are included in the Condensed Consolidated Statements of Operations before giving effect to corporate level taxes for the period from March 1, 2025 through September 30, 2025. The Company did not acquire all of the assets or assume all of the liabilities of the legacy business. GCP International represents an aggregation of various businesses and components of other businesses that operate in different jurisdictions, each that historically used a different basis of accounting. There are no historical financial statements that apply consistent management assumptions and use a consistent

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
basis of accounting. Therefore, it is impracticable to provide pro forma information on revenues and earnings for the GCP Acquisition.
4. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of September 30, 2025	As of September 30,	As of December 31,
		2025	2024
Management contracts	4.8	$1,023,893	$590,675
Client relationships	7.0	317,920	210,720
Other	0.0	—	500
Finite-lived intangible assets		1,341,813	801,895
Foreign currency translation		5,848	(789)
Total finite-lived intangible assets		1,347,661	801,106
Less: accumulated amortization		(498,812)	(393,078)
Finite-lived intangible assets, net		848,849	408,028
Management contracts		1,317,400	567,800
Indefinite-lived management contracts		1,317,400	567,800
Intangible assets, net		$2,166,249	$975,828
During the three and nine months ended September 30, 2025, the Company recorded a non-cash impairment charge of $2.3 million to the fair value of management contracts of certain CLOs within the Credit Group. The primary indicator of impairment was the lower than expected future fee revenue resulting from the earlier than expected end to the useful lives of these CLOs.
During the three and nine months ended September 30, 2024, the Company recorded a non-cash impairment charge of $8.9 million to the fair value of management contracts of certain funds within the Credit Group, Real Assets Group and Secondaries Group. The primary indicator of impairment was the lower than expected future fee revenue generated from these funds.
Amortization expense associated with intangible assets was $52.3 million and $28.9 million for the three months ended September 30, 2025 and 2024, respectively, and $142.3 million and $87.1 million for the nine months ended September 30, 2025 and 2024, respectively, and has been presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2025, the Company removed $40.6 million of fully-amortized intangible assets.
Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Total
Balance as of December 31, 2024	$312,032	$311,569	$121,408	$417,627	$1,162,636
Acquisitions	—	2,269,489	—	—	2,269,489
Foreign currency translation	1,451	3,861	—	13	5,325
Balance as of September 30, 2025	$313,483	$2,584,919	$121,408	$417,640	$3,437,450

There was no impairment of goodwill recorded during the three and nine months ended September 30, 2025 and 2024. The impact of foreign currency translation adjustments is reflected within the Condensed Consolidated Statements of Comprehensive Income.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
5. INVESTMENTS

The following table summarizes the Company’s investments:

	As of		Percentage of total investments as of
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024
Equity method investments:
Equity method - carried interest	$4,053,637	$3,495,115	70.4%	75.2%
Equity method - carried interest (held at fair value)	66,063	—	1.2	—
Equity method private investment partnership interests - principal	660,558	536,912	11.5	11.6
Equity method private investment partnership interests and other (held at fair value)	601,398	411,417	10.4	8.9
Equity method private investment partnership interests and other	64,631	55,461	1.1	1.2
Total equity method investments	5,446,287	4,498,905	94.6	96.9
Collateralized loan obligations	21,119	19,040	0.4	0.4
Fixed income securities	10,805	22,793	0.2	0.5
Collateralized loan obligations and fixed income securities, at fair value	31,924	41,833	0.6	0.9
Common stock and other equity securities, at fair value	277,592	104,037	4.8	2.2
Total investments	$5,755,803	$4,644,775

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three and nine months ended September 30, 2025 and 2024, no individual equity method investment held by the Company met the significance criteria.

The following table presents the Company’s share of net investment income and net realized and unrealized gains from its equity method investments, which are included within principal investment income, net realized and unrealized gains (losses) on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total net investment income and net realized and unrealized gains (losses) related to equity method investments	$195,215	$8,093	$245,883	$51,633

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

Equity Method Investments Held at Fair Value

The following table summarizes the changes in fair value of the Company’s equity method investments held at fair value, which are included within net realized and unrealized gains (losses) on investments within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Equity method private investment partnership interests and other (held at fair value)	$174,313	$(5,542)	$182,609	$(3,494)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Investments of the Consolidated Funds

The following table summarizes investments held in the Consolidated Funds:

	Fair Value as of		Percentage of total investments as of
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024
Fixed income investments:
Loans and securitization vehicles	$5,952,569	$7,907,449	52.9%	62.1%
U.S. treasury securities	—	550,800	—	4.3
Bonds	322,226	418,069	2.9	3.3
Total fixed income investments	6,274,795	8,876,318	55.8	69.7
Partnership interests	2,749,399	2,000,380	24.4	15.7
Equity securities	2,230,046	1,861,146	19.8	14.6
Total investments, at fair value	$11,254,240	$12,737,844

As of September 30, 2025 and December 31, 2024, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

6. FAIR VALUE
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of September 30, 2025:

Financial Instruments of the Company	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Common stock and other equity securities	$128,395	$149,197	$601,398	$878,990
Common stock and other equity securities - carried interest	42,750	—	23,313	66,063
Collateralized loan obligations and fixed income securities	—	—	31,924	31,924
Total investments, at fair value	171,145	149,197	656,635	976,977
Derivatives-foreign currency forward contracts	—	7,014	—	7,014
Total assets, at fair value	$171,145	$156,211	$656,635	$983,991
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(4,149)	$—	$(4,149)
Contingent consideration	—	—	(528,054)	(528,054)
Total liabilities, at fair value	$—	$(4,149)	$(528,054)	$(532,203)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$5,299,163	$653,406	$—	$5,952,569
Bonds	—	322,226	—	—	322,226
Total fixed income investments	—	5,621,389	653,406	—	6,274,795
Partnership interests	—	—	—	2,749,399	2,749,399
Equity securities	—	3,023	2,227,023	—	2,230,046
Total investments, at fair value	—	5,624,412	2,880,429	2,749,399	11,254,240
Derivatives:
Foreign currency forward contracts	—	2,980	—	—	2,980
Total derivative assets, at fair value	—	2,980	—	—	2,980
Total assets, at fair value	$—	$5,627,392	$2,880,429	$2,749,399	$11,257,220
Liabilities, at fair value
Loan obligations of CLOs	$—	$(7,588,847)	$—	$—	$(7,588,847)
Derivatives:
Foreign currency forward contracts	—	(2,941)	—	—	(2,941)
Asset swaps	—	—	(156)	—	(156)
Total derivative liabilities, at fair value	—	(2,941)	(156)	—	(3,097)
Total liabilities, at fair value	$—	$(7,591,788)	$(156)	$—	$(7,591,944)

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2024:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Cash equivalents:
Money market funds	$1,071,071	$—	$—	$—	$1,071,071
Investments:
Common stock and other equity securities	—	104,037	411,179	—	515,216
Collateralized loan obligations and fixed income securities	—	—	41,833	—	41,833
Partnership interests	—	—	—	238	238
Total investments, at fair value	—	104,037	453,012	238	557,287
Derivatives-foreign currency forward contracts	—	3,737	—	—	3,737
Total assets, at fair value	$1,071,071	$107,774	$453,012	$238	$1,632,095
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(216)	$—	$—	$(216)
Contingent consideration	—	—	(17,550)	—	(17,550)
Total liabilities, at fair value	$—	$(216)	$(17,550)	$—	$(17,766)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$7,313,632	$593,817	$—	$7,907,449
U.S. treasury securities	550,800	—	—	—	550,800
Bonds	—	418,069	—	—	418,069
Total fixed income investments	550,800	7,731,701	593,817	—	8,876,318
Partnership interests	—	—	—	2,000,380	2,000,380
Equity securities	28,603	2,615	1,829,928	—	1,861,146
Total investments, at fair value	579,403	7,734,316	2,423,745	2,000,380	12,737,844
Derivatives-foreign currency forward contracts	—	2,995	—	—	2,995
Total assets, at fair value	$579,403	$7,737,311	$2,423,745	$2,000,380	$12,740,839
Liabilities, at fair value
Loan obligations of CLOs	$—	$(9,672,189)	$—	$—	$(9,672,189)
Derivatives:
Foreign currency forward contracts	—	(2,888)	—	—	(2,888)
Asset swaps	—	—	(1,846)	—	(1,846)
Total derivative liabilities, at fair value	—	(2,888)	(1,846)	—	(4,734)
Total liabilities, at fair value	$—	$(9,675,077)	$(1,846)	$—	$(9,676,923)

The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of June 30, 2025	$421,438	$50,411	$(510,490)	$(38,641)
Transfer in(1)	27,162	1,488	—	28,650
Transfer out(1)	—	(21,551)	—	(21,551)
Purchases(2)	100	1,877	—	1,977
Change in fair value	—	—	(17,564)	(17,564)
Sales/settlements(3)	—	(1,383)	—	(1,383)
Realized and unrealized appreciation, net	176,011	1,082	—	177,093
Balance as of September 30, 2025	$624,711	$31,924	$(528,054)	$128,581
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$176,011	$1,091	$(17,564)	$159,538

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of June 30, 2025	$2,004,343	$501,049	$(720)	$2,504,672
Transfer in(1)	—	96,098	—	96,098
Transfer out(1)	(819)	(160,813)	—	(161,632)
Purchases(2)	180,028	407,229	—	587,257
Sales/settlements(3)	(383)	(194,116)	—	(194,499)
Realized and unrealized appreciation, net	43,854	3,959	564	48,377
Balance as of September 30, 2025	$2,227,023	$653,406	$(156)	$2,880,273
Change in net unrealized appreciation included in earnings related to financial assets and liabilities still held at the reporting date	$44,727	$5,210	$560	$50,497

(1)Transfers in and out include changes in the observability of inputs used in valuations and changes due to the consolidation and deconsolidation of funds.
(2)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(3)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Total
Balance as of June 30, 2024	$379,443	$92,374	$471,817
Purchases(1)	859	18,240	19,099
Sales/settlements(2)	1,093	(2,430)	(1,337)
Realized and unrealized appreciation (depreciation), net	(4,308)	1,809	(2,499)
Balance as of September 30, 2024	$377,087	$109,993	$487,080
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(5,041)	$2,218	$(2,823)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of June 30, 2024	$1,586,854	$803,497	$(1,615)	$2,388,736
Transfer in(3)	—	143,738	—	143,738
Transfer out(3)	(508)	(227,541)	—	(228,049)
Purchases(1)	136,313	250,554	—	386,867
Sales/settlements(2)	(111)	(213,489)	—	(213,600)
Realized and unrealized appreciation (depreciation), net	9,015	1,197	(288)	9,924
Balance as of September 30, 2024	$1,731,563	$757,956	$(1,903)	$2,487,616
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$9,300	$(425)	$(222)	$8,653

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.
(3)Transfers in and out include changes in the observability of inputs used in valuations and changes due to the consolidation and deconsolidation of funds.

Level III Assets of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of December 31, 2024	$411,179	$41,833	$(17,550)	$435,462
Established in connection with acquisition (see Note 8)	—	—	(465,080)	(465,080)
Transfer in(1)	27,162	11,491	—	38,653
Transfer out(1)	(10,000)	(21,551)	—	(31,551)
Purchases(2)	10,646	39,047	—	49,693
Sales/settlements(3)	—	(39,820)	—	(39,820)
Change in fair value	—	—	(45,424)	(45,424)
Realized and unrealized appreciation, net	185,724	924	—	186,648
Balance as of September 30, 2025	$624,711	$31,924	$(528,054)	$128,581
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$185,724	$2,646	$(45,424)	$142,946

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2024	$1,829,927	$593,817	$(1,846)	$2,421,898
Transfer in(1)	1	263,627	—	263,628
Transfer out(1)	(819)	(311,876)	—	(312,695)
Purchases(2)	270,355	852,279	124	1,122,758
Sales/settlements(3)	(502)	(747,907)	—	(748,409)
Realized and unrealized appreciation, net	128,061	3,466	1,566	133,093
Balance as of September 30, 2025	$2,227,023	$653,406	$(156)	$2,880,273
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$128,230	$(2,981)	$1,532	$126,781

(1)Transfers in and out include changes in the observability of inputs used in valuations and changes due to the consolidation and deconsolidation of funds.
(2)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(3)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets of the Company	Equity Securities	Fixed Income	Total
Balance as of December 31, 2023	$412,491	$126,294	$538,785
Transfer in(1)	—	60,917	60,917
Transfer out(1)	(37,587)	—	(37,587)
Purchases(2)	2,539	283,913	286,452
Sales/settlements(3)	(1,478)	(362,164)	(363,642)
Realized and unrealized appreciation, net	1,122	1,033	2,155
Balance as of September 30, 2024	$377,087	$109,993	$487,080
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(1,260)	$1,975	$715

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2023	$1,190,400	$740,113	$(1,291)	$1,929,222
Transfer in(1)	—	199,112	—	199,112
Transfer out(1)	(35)	(305,887)	—	(305,922)
Purchases(2)	482,424	711,190	114	1,193,728
Sales/settlements(3)	(111)	(585,977)	—	(586,088)
Realized and unrealized appreciation (depreciation), net	58,885	(595)	(726)	57,564
Balance as of September 30, 2024	$1,731,563	$757,956	$(1,903)	$2,487,616
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$60,995	$(2,921)	$(664)	$57,410

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of September 30, 2025:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$262,998	Expected transaction price	N/A	N/A	N/A
	100,000	Market yield analysis	Market interest rate	8.0%	8.0%
	85,533	Market approach	Multiple of book value	0.6x - 1.5x	1.2x
	62,675	Option pricing model	Volatility	50.0%	50.0%
	40,089	Discounted cash flow	Discount rate	11.0% - 15.0%	13.0%
	34,298	Transaction price(1)	N/A	N/A	N/A
	27,064	Monte Carlo simulation	Volatility	55.0%	55.0%
	12,054	Market approach	Earnings multiple	11.0x	11.0x
Fixed income investments
	21,119	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	10,805	Market yield analysis	Market interest rate	16.5%	16.5%
Total assets	$656,635
Liabilities
Contingent consideration	$(528,054)	Monte Carlo simulation	Discount rate	6.6% - 7.0%	6.8%
			Volatility	11.1% - 15.1%	13.1%
Total liabilities	$(528,054)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$1,204,390	Discounted cash flow	Discount rate	10.0% - 20.0%	12.0%
	1,015,394	Market approach	Multiple of book value	1.0x - 1.7x	1.3x
	6,761	Market approach	EBITDA multiple(2)	5.9x - 34.0x	8.8x
	478	Market approach	Yield	12.3% - 14.0%	9.7%
Fixed income investments
	326,130	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	326,107	Market approach	Yield	6.5% - 14.0%	9.7%
	1,169	Discounted cash flow	Discount rate	12.3% - 20.0%	12.6%
Total assets	$2,880,429
Liabilities
Derivative instruments	$(156)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(156)

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

The following table summarizes the investments held at fair value and unfunded commitments of the Consolidated Funds interests valued using NAV per share:

	As of September 30, 2025	As of December 31, 2024
Investments (held at fair value)	$2,749,399	$2,000,380
Unfunded commitments	2,330,124	932,473

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of September 30, 2025		As of December 31, 2024
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolving	4/22/2030	N/A	$1,115,000	5.27%	$—	—%
2028 Senior Notes(2)	11/10/2023	11/10/2028	500,000	496,506	6.42	495,677	6.42
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	397,841	3.28	397,501	3.28
2052 Senior Notes(4)	1/21/2022	2/1/2052	500,000	484,908	3.77	484,601	3.77
2054 Senior Notes(5)	10/11/2024	10/11/2054	750,000	736,265	5.65	736,010	5.65
2051 Subordinated Notes(6)	6/30/2021	6/30/2051	450,000	445,263	4.13	445,125	4.13
Total debt obligations				$3,675,783		$2,558,914

(1)In April 2025, the Company amended its Credit Facility to, among other things: (i) extend the maturity from March 31, 2029 to April 22, 2030; (ii) increase commitments from $1.400 billion, with an accordion feature of $600.0 million, to $1.840 billion with an accordion feature of $660.0 million; and (iii) provide a sub-limit for the issuance of swingline loans up to an aggregate amount of $75.0 million (with the amount available for borrowing under the Credit Facility amendment being reduced by any swingline loans issued). The Credit Facility has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) or a base rate plus an applicable margin, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of September 30, 2025, base rate loans bear interest calculated based on the prime rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.09% per annum. The Credit Facility has a base rate and SOFR floor of zero.
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

As of September 30, 2025, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2024	$4,858	$18,725	$4,875
Debt issuance costs incurred	2,181	11	—
Amortization of debt issuance costs	(944)	(1,310)	(138)
Unamortized debt issuance costs as of September 30, 2025	$6,095	$17,426	$4,737

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

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of September 30, 2025			As of December 31, 2024
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$6,838,742	5.48%	8.8	$8,937,972	6.08%	8.0
Subordinated notes(1)	750,105	N/A	10.3	734,217	N/A	5.6
Total loan obligations of Consolidated CLOs	$7,588,847			$9,672,189

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the net assets of the Consolidated Funds or the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of September 30, 2025 and December 31, 2024, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following credit facilities outstanding:

			As of September 30, 2025		As of December 31, 2024
	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
Credit Facilities:
	1/28/2026	$100,000	$88,900	6.39%	N/A	N/A
	9/24/2026	300,000	292,890	5.96	121,000	8.00
	9/24/2026	150,000	—	N/A	—	N/A
	6/26/2027	300,000	200,000	6.14	154,000	7.15
	9/12/2027	54,000	—	N/A	—	N/A
	6/23/2032	201,007	201,007	7.23	N/A	N/A
	3/31/2040	110,235	1,013	12.00	N/A	N/A
	3/31/2040	88,188	1,471	11.00	N/A	N/A
	8/7/2040	170,000	—	N/A	N/A	N/A
Total borrowings of Consolidated Funds			$785,281		$275,000

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
8. COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Condensed Consolidated Statements of Financial Condition. As of September 30, 2025, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Commitments

As of September 30, 2025 and December 31, 2024, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $1,513.6 million and $1,451.4 million, respectively.

Guarantees

As of September 30, 2025 and December 31, 2024, the Company’s maximum exposure to losses from guarantees was $183.5 million and $1.1 million, respectively. The guarantee agreements that the Company enters into with financial institutions are primarily to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund.

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

The portion of the DC Earnout and Japan Earnout attributable to the sellers represents a component of purchase consideration that will be accounted for as contingent consideration. As of March 1, 2025, the fair value of these contingent liabilities was $465.1 million and was recorded within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition. The contingent liabilities are subject to change over the measurement periods, which will end no later than June 30, 2028. Changes in fair value from the acquisition date will be recorded within other income (expense), net within the Condensed Consolidated Statements of Operations. The Company expects to settle the contingent liabilities at the Company's discretion with no less than 15.0% cash and the remaining balance in equity. As of September 30, 2025, the fair value of the contingent liabilities was $507.6 million and recorded within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition. For the three and nine months ended September 30, 2025, the change in fair value of $17.0 million and $42.5 million, respectively, is presented within other income (expense), net within the Condensed Consolidated Statements of Operations.

The portion of the DC Earnout and Japan Earnout attributable to the professionals that became employees of the Company requires continued service through the measurement periods. The Company expects to settle the contingent liabilities at the Company's discretion with no less than 15.0% cash and the remaining balance in equity awards. The DC Earnout and Japan Earnout are remeasured each period with incremental changes in fair value for the cash and equity components of these liabilities recognized within compensation and benefits expense within the Condensed Consolidated Statements of Operations. Following the measurement period end dates, the cash components will be paid and the equity awards will be granted at fair value for the balance of the liability. As of September 30, 2025, the fair value of the contingent liabilities was $217.5 million. Compensation expense of $14.7 million and $32.7 million for the three and nine months ended September 30, 2025, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations with an equal offset presented within accrued compensation within the Condensed Consolidated Statements of Financial Condition. The unpaid liabilities at the respective measurement period end dates will be reclassified from liability to additional paid-in-

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
capital. Any compensation expense associated with the DC Earnout and Japan Earnout that was not previously recorded through the final measurement period end date will be recognized as equity-based compensation expense over the remaining service periods ranging from three to six years, measured from the GCP Acquisition close date.
Other Arrangements
The Company also entered into various other contingent arrangements in connection with acquisitions. The maximum exposure for these contingent arrangements was $215.0 million and $155.0 million as of September 30, 2025 and December 31, 2024, respectively.
Certain portions of these contingent arrangements require continued service through the measurement periods. As of September 30, 2025 and December 31, 2024, the fair value of these contingent liabilities was $124.1 million and $99.6 million, respectively, and the Company has recorded $58.7 million and $29.9 million, respectively, within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense of $10.1 million and $5.4 million for three months ended September 30, 2025 and 2024, respectively, and $28.8 million and $16.4 million for the nine months ended September 30, 2025 and 2024, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.
The remaining portions of these contingent arrangements did not require continued service through the measurement periods and were classified as contingent consideration. As of September 30, 2025 and December 31, 2024, the fair value of these contingent liabilities was $20.4 million and $17.6 million, respectively, and has been recorded within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition. Other expense of $0.4 million and $2.8 million for the three and nine months ended September 30, 2025, respectively, is presented within other income (expense), net within the Condensed Consolidated Statements of Operations.
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

As of September 30, 2025 and December 31, 2024, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $125.5 million and $59.6 million, respectively, of which approximately $99.7 million and $39.5 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of September 30, 2025 and December 31, 2024, if the funds were liquidated at their fair values, there would be no material contingent repayment obligation or liability.

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

Leases

The Company’s leases primarily consists of operating leases for office space and certain office equipment. The Company’s leases have remaining lease terms of one to 18 years. The tables below present certain supplemental quantitative disclosures regarding the Company’s operating leases:

Maturity of operating lease liabilities	As of September 30, 2025
2025	$22,315
2026	75,796
2027	69,136
2028	79,184
2029	73,448
Thereafter	714,940
Total future payments	1,034,819
Less: interest	358,447
Total operating lease liabilities	$676,372

	Three months ended September 30,		Nine months ended September 30,
Classification within general, administrative and other expenses	2025	2024	2025	2024
Operating lease expense	$22,549	$16,920	$66,277	$47,505

	Nine months ended September 30,
Supplemental information on the measurement of operating lease liabilities	2025	2024
Operating cash flows for operating leases	$48,346	$41,740
Leased assets obtained in exchange for new operating lease liabilities	48,544	210,551

	As of September 30,	As of December 31,
Lease term and discount rate	2025	2024
Weighted-average remaining lease terms (in years)	13.0	14.1
Weighted-average discount rate	5.8%	5.8%

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

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of September 30,	As of December 31,
	2025	2024
Due from affiliates:
Management fees receivable from non-consolidated funds	$867,745	$636,835
Incentive fee receivable from non-consolidated funds	82,771	172,235
Payments made on behalf of and amounts due from non-consolidated funds and employees	383,709	247,538
Due from affiliates—Company	$1,334,225	$1,056,608
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$3,450	$5,767
Tax receivable agreement liability	540,587	402,359
Realized carried interest and incentive fees payable	69,759	78,692
Payments made by non-consolidated funds on behalf of and payable by the Company	12,796	13,662
Due to affiliates—Company	$626,592	$500,480

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
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
10. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The following table presents the income tax expense for the period:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income tax expense	$111,892	$46,453	$190,387	$114,760

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s unaudited condensed consolidated financial statements. For the three and nine months ended September 30, 2025 and 2024, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of September 30, 2025 and December 31, 2024, the Company recorded a net deferred tax asset of $289.1 million and $241.9 million, respectively, within other assets within the Condensed Consolidated Statements of Financial Condition. As of September 30, 2025 and December 31, 2024, a deferred tax liability of $13.9 million and $8.4 million, respectively, was recorded and presented as a liability for the Consolidated Funds within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition.
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

For the three and nine months ended September 30, 2025 and 2024, the two-class method was the more dilutive method.

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$263,569	$118,460	$397,176	$286,425
Dividends declared and paid on Class A and non-voting common stock	(246,759)	(187,696)	(736,997)	(553,867)
Distributions on unvested restricted units	(10,620)	(7,829)	(31,812)	(22,692)
Undistributed earnings allocable to participating unvested restricted units	(494)	—	—	—
Undistributed net income (dividends in excess of earnings) available to Class A and non-voting common stockholders	$5,696	$(77,065)	$(371,633)	$(290,134)
Basic weighted-average shares of Class A and non-voting common stock	219,881,697	200,724,068	216,086,939	196,526,832
Undistributed basic earnings (dividends in excess of earnings) per share of Class A and non-voting common stock	$0.03	$(0.38)	$(1.72)	$(1.48)
Dividend declared and paid per Class A and non-voting common stock	1.12	0.93	3.36	2.79
Basic earnings per share of Class A and non-voting common stock	$1.15	$0.55	$1.64	$1.31

Diluted earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$263,569	$118,460	$397,176	$286,425
Distributions on unvested restricted units	(10,620)	(7,829)	(31,812)	(22,692)
Net income available to Class A and non-voting common stockholders	$252,949	$110,631	$365,364	$263,733
Diluted weighted-average shares of Class A and non-voting common stock	219,881,697	200,724,068	216,086,939	196,526,832
Diluted earnings per share of Class A and non-voting common stock	$1.15	$0.55	$1.64	$1.31

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
12. EQUITY COMPENSATION
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Unvested awards	$157,073	$85,613	$576,039	$266,267
AOG Unit awards	3,057	—	7,044	—
Total equity-based compensation expense	$160,130	$85,613	$583,083	$266,267
Equity Incentive Plan
Equity-based compensation is generally granted under the 2023 Ares Management Corporation Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2025, the total number of shares available for issuance under the Equity Incentive Plan reset to 51,846,506 shares and as of September 30, 2025, 44,089,959 shares remained available for issuance.

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

Restricted units are delivered net of the holder’s payroll-related taxes upon vesting. For the nine months ended September 30, 2025, 5.2 million restricted units vested and 2.9 million shares of Class A common stock were delivered to the holders. For the nine months ended September 30, 2024, 4.0 million restricted units vested and 2.2 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued, generally have the right to receive as current compensation an amount in cash equal to: (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”).

The following table summarizes the Company’s dividends declared and Dividend Equivalents paid during the nine months ended September 30, 2025:

Record Date	Dividends Per Share	Dividend Equivalents Paid
March 17, 2025	$1.12	$21,489
June 16, 2025	1.12	20,958
September 16, 2025	1.12	21,095

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents unvested awards’ activity:

	Unvested Awards	Weighted Average Grant Date Fair Value Per Unvested Award
Balance as of December 31, 2024	17,968,940	$79.11
Granted	7,377,644	185.65
Vested	(5,158,943)	79.80
Forfeited	(215,045)	92.19
Balance as of September 30, 2025	19,972,596	$118.14

The total compensation expense expected to be recognized in all future periods associated with unvested awards is approximately $1,683.5 million as of September 30, 2025 and is expected to be recognized over the remaining weighted average period of 3.4 years.

Other Equity-based Compensation

In connection with the GCP Acquisition, the Company granted 0.3 million AOG Unit awards to certain professionals. Of the total AOG Unit awards granted, 0.1 million units vested on the close date of the GCP Acquisition and the remaining 0.2 million units vest in three equal installments on each of the first three anniversaries of the GCP Acquisition close date, subject to the holder’s continued employment as of the applicable vesting dates. The weighted average grant date fair value per unvested AOG Unit award was $170.94. The total compensation expense expected to be recognized in all future periods associated with unvested AOG Unit awards is approximately $29.3 million as of September 30, 2025 and is expected to be recognized over the remaining weighted average period of 2.4 years.

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
In February 2025, the Company's board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $750.0 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2026. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the nine months ended September 30, 2025 and 2024, the Company did not repurchase any shares as part of the stock repurchase program.
The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance as of December 31, 2024	199,872,571	3,489,911	1,000	109,806,689	313,170,171
Issuances of common stock	10,442,517	—	—	303,500	10,746,017
Exchanges of common stock	3,583,329	—	—	(3,583,329)	—
Vesting of restricted unit awards, net of shares withheld for tax	2,936,376	—	—	—	2,936,376
Balance as of September 30, 2025	216,834,793	3,489,911	1,000	106,526,860	326,852,564

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents each partner’s AOG Units and corresponding ownership interest in each of the AOG entities, as well as its daily average ownership of AOG Units in each of the AOG entities:

					Daily Average Ownership
	As of September 30, 2025		As of December 31, 2024		Three months ended September 30,		Nine months ended September 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2025	2024	2025	2024
Ares Management Corporation	220,324,704	67.41%	203,362,482	64.94%	67.29%	64.14%	66.71%	63.23%
Ares Owners Holdings, L.P.	106,526,860	32.59	109,806,689	35.06	32.71	35.86	33.29	36.77
Total	326,851,564	100.00%	313,169,171	100.00%

Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company had 30,000,000 shares of Series B mandatory convertible preferred stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series B mandatory convertible preferred stock are payable quarterly at a rate per annum equal to 6.75%. Dividends on Series B mandatory convertible preferred stock are cumulative and the Series B mandatory convertible preferred stock, unless previously converted or redeemed, will automatically convert into the Company’s Class A common stock on October 1, 2027. Unless converted earlier in accordance with its terms, each share of Series B mandatory convertible preferred stock will automatically convert on the mandatory conversion date into between 0.2717 and 0.3260 shares of the Company’s Class A common stock, in each case, subject to customary anti-dilution adjustments. The conversion rate that will apply to mandatory conversions will be determined based on the average of the daily volume-weighted average prices over the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately before October 1, 2027.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in AOG entities:

Total
Balance as of December 31, 2023	$24,098
Net income	73
Currency translation adjustment, net of tax	(257)
Distributions	(302)
Balance as of March 31, 2024	23,612
Net loss	(387)
Currency translation adjustment, net of tax	(47)
Balance as of June 30, 2024	23,178
Net income	1,319
Currency translation adjustment, net of tax	614
Balance as of September 30, 2024	25,111
Net loss	(902)
Currency translation adjustment, net of tax	(713)
Balance as of December 31, 2024	23,496
Net income	316
Currency translation adjustment, net of tax	198
Distributions	(300)
Balance as of March 31, 2025	23,710
Net loss	(274)
Currency translation adjustment, net of tax	699
Balance as of June 30, 2025	24,135
Net income	1,797
Currency translation adjustment, net of tax	(182)
Balance as of September 30, 2025	$25,750

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance as of December 31, 2023	$522,938
Change in redemption value	6,849
Balance as of March 31, 2024	529,787
Change in redemption value	6,959
Balance as of June 30, 2024	536,746
Change in redemption value	7,408
Balance as of September 30, 2024	544,154
Change in redemption value	6,546
Balance as of December 31, 2024	550,700
Change in redemption value	5,698
Balance as of March 31, 2025	556,398
Redemptions from Class A ordinary shares of AAC II (as defined below)	(7,143)
Change in redemption value	8,795
Balance as of June 30, 2025	558,050
Redemptions from Class A ordinary shares of AAC II (as defined below)	(502,360)
Change in redemption value	7,214
Deconsolidation of AAC II (as defined below)	(62,904)
Balance as of September 30, 2025	$—

As of December 31, 2024, 50,000,000 of AAC II (as defined below) Class A ordinary shares were presented at the redemption amount within mezzanine equity within the Condensed Consolidated Statements of Financial Condition.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
In September 2025, Kodiak AI, Inc. (Nasdaq: KDK) (f/k/a Ares Acquisition Corporation II, or “AAC II”) completed a business combination with Kodiak Robotics, Inc. In connection with the transaction, AAC II was renamed KDK, and the Company’s investments in AAC II were converted into various interests in KDK, including KDK common shares and warrants, as well as unvested KDK common shares and the potential to receive additional KDK common shares, each subject to certain performance conditions. These investments represent non-controlling financial interests and are presented within investments within the Condensed Consolidated Statements of Financial Condition. Following the business combination, the Company no longer held a controlling financial interest in AAC II, resulting in the deconsolidation of AAC II.

For the three months ended September 30, 2025, changes in value of the Company’s investments in KDK included: (i) $42.7 million of unrealized performance income related to KDK common shares; and (ii) $23.3 million of unrealized performance income related to KDK common shares subject to vesting upon achievement of certain performance conditions. These investments were received in exchange for previously held AAC II Class A ordinary shares with a nominal cost basis, and the changes in value are presented within carried interest allocation within the Condensed Consolidated Statements of Operations.

Additionally, for the three months ended September 30, 2025, the Company recognized net unrealized gains of $1.9 million related to the remainder of its investments in KDK, presented within net realized and unrealized gains (losses) on investments within the Condensed Consolidated Statements of Operations.

The Company’s investments in KDK common shares and warrants are classified as Level I in the fair value hierarchy. The Company’s investments in unvested KDK common shares and the potential to receive additional KDK common shares, each subject to performance conditions, are classified as Level III, with fair value determined using a Monte Carlo simulation model.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended September 30, 2025
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$651,964	$177,655	$33,284	$91,303	$16,400	$970,606	$—	$970,606
Fee related performance revenues	62,389	5,904	—	17,110	—	85,403	—	85,403
Other fees	13,471	55,556	467	196	2,280	71,970	9,235	81,205
Compensation and benefits	(212,709)	(85,513)	(15,752)	(24,952)	(10,247)	(349,173)	(144,405)	(493,578)
General, administrative and other expenses	(46,510)	(27,515)	(4,892)	(9,624)	(2,139)	(90,680)	(81,746)	(172,426)
Fee related earnings	468,605	126,087	13,107	74,033	6,294	688,126	(216,916)	471,210
Performance income—realized	19,438	1,200	3,744	177	—	24,559	—	24,559
Performance related compensation—realized	(11,421)	(769)	(2,999)	(106)	—	(15,295)	—	(15,295)
Realized net performance income	8,017	431	745	71	—	9,264	—	9,264
Investment income—realized	2,095	10,415	513	221	1,607	14,851	2,090	16,941
Interest income	577	1,639	1	68	1,271	3,556	853	4,409
Interest expense	(4,722)	(26,521)	(3,785)	(2,076)	(9,201)	(46,305)	(10)	(46,315)
Realized net investment income (loss)	(2,050)	(14,467)	(3,271)	(1,787)	(6,323)	(27,898)	2,933	(24,965)
Realized income	$474,572	$112,051	$10,581	$72,317	$(29)	$669,492	$(213,983)	$455,509

	Three months ended September 30, 2024
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$557,450	$105,733	$34,621	$48,084	$11,374	$757,262	$—	$757,262
Fee related performance revenues	41,761	—	—	2,508	—	44,269	—	44,269
Other fees	10,520	7,263	372	58	114	18,327	5,253	23,580
Compensation and benefits	(179,987)	(42,360)	(13,877)	(14,432)	(7,245)	(257,901)	(102,112)	(360,013)
General, administrative and other expenses	(41,046)	(14,118)	(4,576)	(8,464)	(1,459)	(69,663)	(56,124)	(125,787)
Fee related earnings	388,698	56,518	16,540	27,754	2,784	492,294	(152,983)	339,311
Performance income—realized	6,192	15,441	475	—	—	22,108	—	22,108
Performance related compensation—realized	(3,451)	(9,403)	(380)	—	—	(13,234)	—	(13,234)
Realized net performance income	2,741	6,038	95	—	—	8,874	—	8,874
Investment income—realized	6,733	3,729	526	76	4,065	15,129	58	15,187
Interest income	1,266	245	4	20	3,144	4,679	438	5,117
Interest expense(1)	(5,859)	(6,190)	(4,454)	(5,566)	(7,529)	(29,598)	(135)	(29,733)
Realized net investment income (loss)	2,140	(2,216)	(3,924)	(5,470)	(320)	(9,790)	361	(9,429)
Realized income	$393,579	$60,340	$12,711	$22,284	$2,464	$491,378	$(152,622)	$338,756

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2025
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$1,854,501	$484,032	$97,049	$210,596	$43,089	$2,689,267	$—	$2,689,267
Fee related performance revenues	81,098	6,051	—	43,002	—	130,151	—	130,151
Other fees	37,431	125,494	1,298	6,119	2,548	172,890	22,603	195,493
Compensation and benefits	(537,661)	(222,504)	(46,379)	(66,390)	(23,780)	(896,714)	(395,518)	(1,292,232)
General, administrative and other expenses	(131,860)	(79,062)	(14,708)	(28,173)	(6,330)	(260,133)	(214,949)	(475,082)
Fee related earnings	1,303,509	314,011	37,260	165,154	15,527	1,835,461	(587,864)	1,247,597
Performance income—realized	95,465	70,186	39,733	177	—	205,561	—	205,561
Performance related compensation—realized	(58,927)	(49,893)	(29,856)	(106)	—	(138,782)	—	(138,782)
Realized net performance income	36,538	20,293	9,877	71	—	66,779	—	66,779
Investment income (loss)—realized	11,570	24,878	(3,720)	376	6,244	39,348	1,528	40,876
Interest income	6,132	4,922	2,024	1,048	14,044	28,170	2,102	30,272
Interest expense	(15,744)	(66,808)	(11,775)	(5,946)	(25,732)	(126,005)	(272)	(126,277)
Realized net investment income (loss)	1,958	(37,008)	(13,471)	(4,522)	(5,444)	(58,487)	3,358	(55,129)
Realized income	$1,342,005	$297,296	$33,666	$160,703	$10,083	$1,843,753	$(584,506)	$1,259,247

	Nine months ended September 30, 2024
	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other	Total Segments	OMG	Total
Management fees	$1,603,080	$299,156	$103,126	$140,650	$30,726	$2,176,738	$—	$2,176,738
Fee related performance revenues	48,920	—	—	20,633	—	69,553	—	69,553
Other fees	30,912	18,783	1,258	116	396	51,465	15,066	66,531
Compensation and benefits	(457,494)	(119,403)	(42,737)	(47,971)	(17,937)	(685,542)	(294,639)	(980,181)
General, administrative and other expenses	(116,022)	(43,857)	(15,282)	(26,428)	(5,041)	(206,630)	(160,514)	(367,144)
Fee related earnings	1,109,396	154,679	46,365	87,000	8,144	1,405,584	(440,087)	965,497
Performance income—realized	121,214	24,324	9,032	361	—	154,931	—	154,931
Performance related compensation—realized	(73,127)	(15,134)	(7,235)	110	—	(95,386)	—	(95,386)
Realized net performance income	48,087	9,190	1,797	471	—	59,545	—	59,545
Investment income (loss)—realized	17,889	(592)	1,287	390	9,716	28,690	297	28,987
Interest income	5,719	3,543	12	64	31,469	40,807	1,291	42,098
Interest expense(1)	(23,079)	(21,472)	(13,801)	(21,511)	(24,914)	(104,777)	(280)	(105,057)
Realized net investment income (loss)	529	(18,521)	(12,502)	(21,057)	16,271	(35,280)	1,308	(33,972)
Realized income	$1,158,012	$145,348	$35,660	$66,414	$24,415	$1,429,849	$(438,779)	$991,070

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income (loss):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Segment revenues
Management fees	$970,606	$757,262	$2,689,267	$2,176,738
Fee related performance revenues	85,403	44,269	130,151	69,553
Other fees	71,970	18,327	172,890	51,465
Performance income—realized	24,559	22,108	205,561	154,931
Total segment revenues	$1,152,538	$841,966	$3,197,869	$2,452,687
Segment expenses
Compensation and benefits	$349,173	$257,901	$896,714	$685,542
General, administrative and other expenses	90,680	69,663	260,133	206,630
Performance related compensation—realized	15,295	13,234	138,782	95,386
Total segment expenses	$455,148	$340,798	$1,295,629	$987,558
Segment realized net investment income (loss)
Investment income—realized	$14,851	$15,129	$39,348	$28,690
Interest income	3,556	4,679	28,170	40,807
Interest expense	(46,305)	(29,598)	(126,005)	(104,777)
Total segment realized net investment loss	$(27,898)	$(9,790)	$(58,487)	$(35,280)
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total consolidated revenue	$1,657,628	$1,129,739	$4,096,561	$2,625,784
Performance income—unrealized	(463,933)	(263,553)	(828,968)	(95,759)
Management fees of Consolidated Funds eliminated in consolidation	8,519	11,660	27,367	36,115
Performance income of Consolidated Funds eliminated in consolidation	8,375	1,032	20,599	18,484
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	2,905	128	9,584	409
Administrative fees(1)	(24,255)	(18,093)	(66,010)	(52,201)
OMG revenue	(9,235)	(5,252)	(22,603)	(15,066)
Principal investment income, net of eliminations	(17,976)	(8,036)	(50,937)	(44,547)
Net (revenue) expense of non-controlling interests in consolidated subsidiaries	(9,490)	(5,659)	12,276	(20,532)
Total consolidation adjustments and reconciling items	(505,090)	(287,773)	(898,692)	(173,097)
Total segment revenue	$1,152,538	$841,966	$3,197,869	$2,452,687

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated expenses to segment expenses:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total consolidated expenses	$1,308,216	$854,887	$3,460,122	$1,957,924
Performance related compensation-unrealized	(330,960)	(180,174)	(579,241)	(8,478)
Expenses of Consolidated Funds added in consolidation	(6,778)	(14,083)	(66,240)	(48,200)
Expenses of Consolidated Funds eliminated in consolidation	8,646	11,355	34,445	36,520
Administrative fees(1)	(24,255)	(18,093)	(66,010)	(52,201)
OMG expenses	(226,151)	(158,236)	(610,467)	(455,153)
Acquisition and merger-related expense	(5,427)	(25,166)	(42,826)	(39,394)
Equity compensation expense	(160,130)	(85,613)	(583,083)	(266,267)
Acquisition-related compensation expense(2)	(42,448)	(5,435)	(108,752)	(16,374)
Placement fee adjustment	2,415	4,485	3,513	(825)
Depreciation and amortization expense	(65,956)	(46,005)	(177,365)	(118,900)
Expense of non-controlling interests in consolidated subsidiaries	(2,024)	2,876	31,533	(1,094)
Total consolidation adjustments and reconciling items	(853,068)	(514,089)	(2,164,493)	(970,366)
Total segment expenses	$455,148	$340,798	$1,295,629	$987,558

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Represents bonus payments, a portion of contingent liabilities (“earnouts”) and other costs recorded in connection with various acquisitions that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Condensed Consolidated Statements of Operations. See “Note 8. Commitments and Contingencies” for a further description of the contingent liabilities related to the various acquisitions.

The following table reconciles the Company’s consolidated other income to segment realized net investment loss:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total consolidated other income	$302,859	$52,254	$443,808	$207,619
Investment (income) loss—unrealized	(269,895)	(4,950)	(398,112)	13,836
Interest and other investment (income) loss—unrealized	(1,691)	15,258	26,166	15,093
Other income, net of Consolidated Funds added in consolidation	(148,108)	(87,804)	(380,235)	(276,107)
Other expense (income), net of Consolidated Funds eliminated in consolidation	4,020	194	16,791	(137)
OMG other income	(9,802)	(220)	(10,532)	(1,002)
Principal investment income	73,543	14,101	191,759	12,038
Other (income) expense, net	17,571	3,389	47,260	(7,910)
Other loss (income) of non-controlling interests in consolidated subsidiaries	3,605	(2,012)	4,608	1,290
Total consolidation adjustments and reconciling items	(330,757)	(62,044)	(502,295)	(242,899)
Total segment realized net investment loss	$(27,898)	$(9,790)	$(58,487)	$(35,280)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income before taxes	$652,271	$327,106	$1,080,247	$875,479
Adjustments:
Depreciation and amortization expense	65,956	46,005	177,365	118,900
Equity compensation expense	160,130	85,612	583,083	266,267
Acquisition-related compensation expense(1)	42,448	5,435	108,752	16,374
Acquisition and merger-related expense	5,427	25,166	42,826	39,394
Placement fee adjustment	(2,415)	(4,485)	(3,513)	825
OMG expense, net	207,114	152,763	577,332	439,085
Other (income) expense, net	17,571	3,389	47,260	(7,910)
Income before taxes of non-controlling interests in consolidated subsidiaries	(3,861)	(10,544)	(14,649)	(18,148)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(70,590)	(65,998)	(133,277)	(242,065)
Total performance income—unrealized	(463,933)	(263,553)	(828,968)	(95,759)
Total performance related compensation—unrealized	330,960	180,174	579,241	8,478
Total net investment (income) loss—unrealized	(271,586)	10,308	(371,946)	28,929
Realized income	669,492	491,378	1,843,753	1,429,849
Total performance income—realized	(24,559)	(22,108)	(205,561)	(154,931)
Total performance related compensation—realized	15,295	13,234	138,782	95,386
Total net investment loss—realized	27,898	9,790	58,487	35,280
Fee related earnings	$688,126	$492,294	$1,835,461	$1,405,584

(1)Represents bonus payments, a portion of earnouts and other costs recorded in connection with various acquisitions that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Condensed Consolidated Statements of Operations. See “Note 8. Commitments and Contingencies” for a further description of the contingent liabilities related to the various acquisitions.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
15. CONSOLIDATION
Deconsolidation of Funds

As of the end of the reporting period, certain funds that have historically been consolidated in the financial statements are no longer consolidated because: (i) such funds have been liquidated or dissolved; or (ii) the Company is no longer deemed to be the primary beneficiary of the variable interest entities (“VIEs”) as it no longer has a significant economic interest. During the nine months ended September 30, 2025, the Company deconsolidated four CLOs as a result of liquidation, one CLO as a result of a significant change in ownership and AAC II, as the Company no longer holds a controlling financial interest in Kodiak AI, Inc. (Nasdaq: KDK) (f/k/a AAC II) following the business combination described in “Note 13. Equity and Redeemable Interest.” During the nine months ended September 30, 2024, the Company did not deconsolidate any entity.

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

	As of September 30,	As of December 31,
	2025	2024
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs	$532,939	$386,927
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs	1,040,196	791,133
Assets of consolidated VIEs	12,458,177	13,698,611
Liabilities of consolidated VIEs	8,905,942	10,879,735

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income attributable to non-controlling interests related to consolidated VIEs	$72,306	$57,289	$127,580	$216,614

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of September 30, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$496,669	$—	$—	$496,669
Investments (includes $4,119,700 of accrued carried interest)	6,930,248	—	(1,174,445)	5,755,803
Due from affiliates	1,346,417	—	(12,192)	1,334,225
Other assets	857,551	—	—	857,551
Right-of-use operating lease assets	526,042	—	—	526,042
Intangible assets, net	2,166,249	—	—	2,166,249
Goodwill	3,437,450	—	—	3,437,450
Assets of Consolidated Funds
Cash and cash equivalents	—	1,003,291	—	1,003,291
Investments, at fair value	—	11,254,240	—	11,254,240
Receivable for securities sold	—	147,795	—	147,795
Other assets	—	52,851	—	52,851
Total assets	$15,760,626	$12,458,177	$(1,186,637)	$27,032,166
Liabilities
Accounts payable, accrued expenses and other liabilities	$935,539	$—	$(173)	$935,366
Accrued compensation	656,737	—	—	656,737
Due to affiliates	626,592	—	—	626,592
Performance related compensation payable	2,992,638	—	—	2,992,638
Debt obligations	3,675,783	—	—	3,675,783
Operating lease liabilities	676,372	—	—	676,372
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	101,066	(401)	100,665
Due to affiliates	—	11,412	(11,412)	—
Payable for securities purchased	—	361,855	—	361,855
CLO loan obligations, at fair value	—	7,646,328	(57,481)	7,588,847
Fund borrowings	—	785,281	—	785,281
Total liabilities	9,563,661	8,905,942	(69,467)	18,400,136
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	25,750	—	—	25,750
Non-controlling interest in Consolidated Funds	—	3,552,235	(1,038,217)	2,514,018
Non-controlling interest in Ares Operating Group entities	1,643,966	—	(25,732)	1,618,234
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding)	1,460,758	—	—	1,460,758
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (216,834,793 shares issued and outstanding)	2,168	—	—	2,168
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (106,526,860 shares issued and outstanding)	1,065	—	—	1,065
Additional paid-in-capital	4,252,148	—	(53,221)	4,198,927
Accumulated deficit	(1,218,682)	—	—	(1,218,682)
Accumulated other comprehensive loss, net of tax	29,757	—	—	29,757
Total stockholders’ equity	4,527,249	—	(53,221)	4,474,028
Total equity	6,171,215	3,552,235	(1,117,170)	8,606,280
Total liabilities, redeemable interest, non-controlling interests and equity	$15,760,626	$12,458,177	$(1,186,637)	$27,032,166

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended September 30, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$980,281	$—	$(8,519)	$971,762
Carried interest allocation	473,041	—	(8,375)	464,666
Incentive fees	100,668	—	—	100,668
Principal investment income	73,543	—	(55,567)	17,976
Administrative, transaction and other fees	105,461	—	(2,905)	102,556
Total revenues	1,732,994	—	(75,366)	1,657,628
Expenses
Compensation and benefits	659,835	—	—	659,835
Performance related compensation	404,095	—	—	404,095
General, administrative and other expense	246,154	—	—	246,154
Expenses of the Consolidated Funds	—	6,778	(8,646)	(1,868)
Total expenses	1,310,084	6,778	(8,646)	1,308,216
Other income (expense)
Net realized and unrealized gains on investments	198,777	—	(10,357)	188,420
Interest and dividend income	13,644	—	—	13,644
Interest expense	(46,315)	—	—	(46,315)
Other expense, net	(7,335)	—	72	(7,263)
Net realized and unrealized gains on investments of the Consolidated Funds	—	173,840	6,415	180,255
Interest and other income of the Consolidated Funds	—	130,821	—	130,821
Interest expense of the Consolidated Funds	—	(156,553)	(150)	(156,703)
Total other income, net	158,771	148,108	(4,020)	302,859
Income before taxes	581,681	141,330	(70,740)	652,271
Income tax expense	108,709	3,183	—	111,892
Net income	472,972	138,147	(70,740)	540,379
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	138,147	(70,740)	67,407
Net income attributable to Ares Operating Group entities	472,972	—	—	472,972
Less: Net income attributable to redeemable interest in Ares Operating Group entities	1,797	—	—	1,797
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	182,293	—	—	182,293
Net income attributable to Ares Management Corporation	288,882	—	—	288,882
Less: Series B mandatory convertible preferred stock dividends declared	25,313	—	—	25,313
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$263,569	$—	$—	$263,569

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$2,716,738	$—	$(27,367)	$2,689,371
Carried interest allocation	968,902	—	(20,327)	948,575
Incentive fees	156,067	—	(272)	155,795
Principal investment income	191,759	—	(140,822)	50,937
Administrative, transaction and other fees	261,467	—	(9,584)	251,883
Total revenues	4,294,933	—	(198,372)	4,096,561
Expenses
Compensation and benefits	1,960,669	—	—	1,960,669
Performance related compensation	761,434	—	—	761,434
General, administrative and other expense	706,224	—	—	706,224
Expenses of the Consolidated Funds	—	66,240	(34,445)	31,795
Total expenses	3,428,327	66,240	(34,445)	3,460,122
Other income (expense)
Net realized and unrealized gains on investments	231,959	—	(30,563)	201,396
Interest and dividend income	39,660	—	(588)	39,072
Interest expense	(126,277)	—	—	(126,277)
Other expense, net	(64,978)	—	480	(64,498)
Net realized and unrealized gains on investments of the Consolidated Funds	—	387,849	8,564	396,413
Interest and other income of the Consolidated Funds	—	452,783	—	452,783
Interest expense of the Consolidated Funds	—	(460,397)	5,316	(455,081)
Total other income, net	80,364	380,235	(16,791)	443,808
Income before taxes	946,970	313,995	(180,718)	1,080,247
Income tax expense	184,493	5,894	—	190,387
Net income	762,477	308,101	(180,718)	889,860
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	308,101	(180,718)	127,383
Net income attributable to Ares Operating Group entities	762,477	—	—	762,477
Less: Net income attributable to redeemable interest in Ares Operating Group entities	1,839	—	—	1,839
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	287,524	—	—	287,524
Net income attributable to Ares Management Corporation	473,114	—	—	473,114
Less: Series B mandatory convertible preferred stock dividends declared	75,938	—	—	75,938
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$397,176	$—	$—	$397,176

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$762,477	$308,101	$(180,718)	$889,860
Adjustments to reconcile net income to net cash provided by operating activities	495,364	—	(3,629)	491,735
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	—	1,639,232	(18,704)	1,620,528
Cash flows due to changes in operating assets and liabilities	487,320	—	(137,075)	350,245
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	(65,520)	463,799	398,279
Net cash provided by operating activities	1,745,161	1,881,813	123,673	3,750,647
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(56,385)	—	—	(56,385)
Acquisitions, net of cash acquired	(1,726,175)	—	—	(1,726,175)
Net cash used in investing activities	(1,782,560)	—	—	(1,782,560)
Cash flows from financing activities:
Proceeds from Credit Facility	2,130,000	—	—	2,130,000
Repayments of Credit Facility	(1,015,000)	—	—	(1,015,000)
Dividends and distributions	(1,296,937)	—	—	(1,296,937)
Taxes paid related to net share settlement of equity awards	(425,623)	—	—	(425,623)
Other financing activities	2,630	—	—	2,630
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	322,583	(52,680)	269,903
Distributions to non-controlling interests in Consolidated Funds	—	(502,225)	153,205	(349,020)
Redemptions of redeemable interests in Consolidated Funds	—	(509,503)	—	(509,503)
Borrowings under loan obligations by Consolidated Funds	—	532,191	—	532,191
Repayments under loan obligations by Consolidated Funds	—	(2,308,666)	—	(2,308,666)
Net cash used in financing activities	(604,930)	(2,465,620)	100,525	(2,970,025)
Effect of exchange rate changes	(61,606)	52,237	—	(9,369)
Net change in cash and cash equivalents	(703,935)	(531,570)	224,198	(1,011,307)
Cash and cash equivalents, beginning of period	1,507,976	1,227,489	(1,227,489)	1,507,976
Cash and cash equivalents, end of period	$804,041	$695,919	$(1,003,291)	$496,669
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$1,657,881	$—	$—	$1,657,881

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$524,273	$222,288	$14,158	$760,719
Adjustments to reconcile net income to net cash provided by operating activities	543,839	—	(114,742)	429,097
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	—	854,632	(19,292)	835,340
Cash flows due to changes in operating assets and liabilities	221,389	—	37,000	258,389
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	(121,365)	(178,644)	(300,009)
Net cash provided by operating activities	1,289,501	955,555	(261,520)	1,983,536
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(82,203)	—	—	(82,203)
Acquisitions, net of cash acquired	(13,683)	—	—	(13,683)
Net cash used in investing activities	(95,886)	—	—	(95,886)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	407,236	—	—	407,236
Proceeds from Credit Facility	970,000	—	—	970,000
Repayments of Credit Facility	(1,395,000)	—	—	(1,395,000)
Dividends and distributions	(969,360)	—	—	(969,360)
Stock option exercises	1,511	—	—	1,511
Taxes paid related to net share settlement of equity awards	(211,615)	—	—	(211,615)
Other financing activities	485	—	—	485
Allocable to non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	473,091	71,203	544,294
Distributions to non-controlling interests in Consolidated Funds	—	(100,416)	23,914	(76,502)
Borrowings under loan obligations by Consolidated Funds	—	323,540	—	323,540
Repayments under loan obligations by Consolidated Funds	—	(1,504,344)	—	(1,504,344)
Net cash used in financing activities	(1,196,743)	(808,129)	95,117	(1,909,755)
Effect of exchange rate changes	4,992	18,977	—	23,969
Net change in cash and cash equivalents	1,864	166,403	(166,403)	1,864
Cash and cash equivalents, beginning of period	348,274	1,149,511	(1,149,511)	348,274
Cash and cash equivalents, end of period	$350,138	$1,315,914	$(1,315,914)	$350,138
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$7,724	$—	$—	$7,724

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after September 30, 2025 through the date the unaudited condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In October 2025, the Company’s board of directors declared a quarterly dividend of $1.12 per share of Class A and non-voting common stock payable on December 31, 2025 to common stockholders of record at the close of business on December 17, 2025.
In October 2025, the Company’s board of directors declared a quarterly dividend of $0.84375 per share of Series B mandatory convertible preferred stock payable on January 1, 2026 to preferred stockholders of record on December 15, 2025.

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

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the three months ended September 30, 2025, 94% of our management fees were derived from perpetual capital vehicles or long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results from operations, including the fair value of our AUM, are affected by a variety of factors. Conditions in the global financial markets and economic and political environments may impact our business, particularly in the U.S., Europe and Asia-Pacific (“APAC”).

    The following table presents returns of selected market indices:

			Returns (%)
Type of Index	Name of Index	Region	Three months ended September 30, 2025	Nine months ended September 30, 2025
High yield bonds	ICE BAML High Yield Master II Index	U.S.	2.4	7.1
High yield bonds	ICE BAML European Currency High Yield Index	Europe	1.9	4.7
Leveraged loans	S&P UBS Leveraged Loan Index	U.S.	1.7	4.7
Leveraged loans	S&P UBS Western European Leveraged Loan Index	Europe	0.9	3.3
Equities	S&P 500 Index	U.S.	8.1	14.8
Equities	MSCI All Country World Ex-U.S. Index	Non-U.S.	7.0	26.6
Infrastructure equities	S&P Global Infrastructure Index	Global	3.7	19.8
Real estate equities	FTSE NAREIT All Equity REITs Index	U.S.	1.7	1.4
Real estate equities	FTSE EPRA/NAREIT Developed Europe Index	Europe	(5.2)	0.8
Real estate equities	Tokyo Stock Exchange REIT Index	APAC	8.0	16.2

During the third quarter of 2025, macroeconomic and geopolitical developments continued to shape sentiment across global equity and debt markets. Markets largely remained resilient and performed well despite continued volatility. The U.S. public equity markets were supported by interest rate cuts that signaled the possibility of further easing. International markets continued to outperform, supported by gradually improving transaction volumes.

The commercial real estate markets continued to recover during the quarter, driven by increased transaction volumes and steady property valuations and capitalization rates. The U.S. real estate markets improved, with interest rate cuts also driving positive momentum during the quarter. However, the European real estate markets declined primarily due to political uncertainty and lower rent growth expectations in certain regions. While performance varies by sector and geography, we believe multifamily and industrial properties will continue to benefit from favorable long-term structural trends. In addition, renewable energy continues to scale, with strong transaction volumes supporting elevated revenue contract prices amid positive demand momentum. The climate infrastructure market remained resilient, bolstered by continued progress in clean energy deployment and the expansion of digital infrastructure and adoption of artificial intelligence.

Private equity activity rebounded in the third quarter, marking a shift in market sentiment following a subdued first half of the year. Transaction and exit activity accelerated, fueled by easing interest rates and a narrowing valuation gap between buyers and sellers. We believe that stabilized market conditions, with a renewed focus on value creation strategies that emphasize operational improvements, selective deployment, talent optimization and digital transformation are essential to support long-term momentum.

We believe our portfolios across all strategies remain well positioned for a fluctuating interest rate environment. On a market value basis, approximately 85% of our debt assets and 52% of our total assets were floating rate instruments as of September 30, 2025.

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

The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 6/30/2025	$377,106	$129,774	$23,766	$33,949	$7,790	$572,385
Acquisitions	—	—	856	—	—	856
Net new par/equity commitments	11,479	3,347	528	3,349	2,148	20,851
Net new debt commitments	7,800	1,473	—	775	—	10,048
Capital reductions	(4,248)	(883)	(1)	(32)	—	(5,164)
Distributions	(3,669)	(1,272)	(151)	(210)	(477)	(5,779)
Redemptions	(1,202)	(592)	—	(60)	(502)	(2,356)
Net allocations among investment strategies	440	125	—	—	(565)	—
Change in fund value	3,748	382	98	604	(17)	4,815
Balance at 9/30/2025	$391,454	$132,354	$25,096	$38,375	$8,377	$595,656

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 6/30/2024	$323,123	$67,692	$24,580	$26,303	$5,534	$447,232
Acquisitions	362	—	—	—	—	362
Net new par/equity commitments	8,801	1,604	105	688	2,043	13,241
Net new debt commitments	5,620	1,250	—	625	—	7,495
Capital reductions	(2,518)	(254)	—	—	—	(2,772)
Distributions	(7,277)	(933)	(195)	(162)	(238)	(8,805)
Redemptions	(854)	(206)	—	—	—	(1,060)
Net allocations among investment strategies	1,027	—	—	25	(1,052)	—
Change in fund value	7,034	1,200	14	(224)	78	8,102
Balance at 9/30/2024	$335,318	$70,353	$24,504	$27,255	$6,365	$463,795

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2024	$348,858	$75,298	$24,041	$29,153	$7,096	$484,446
Acquisitions	—	45,281	856	—	—	46,137
Net new par/equity commitments	26,344	7,904	1,503	8,155	5,165	49,071
Net new debt commitments	21,782	5,706	—	775	—	28,263
Capital reductions	(11,524)	(2,035)	(55)	(90)	—	(13,704)
Distributions	(11,938)	(4,450)	(1,356)	(609)	(1,025)	(19,378)
Redemptions	(2,527)	(882)	—	(123)	(510)	(4,042)
Net allocations among investment strategies	1,935	174	—	73	(2,182)	—
Change in fund value	18,524	5,358	107	1,041	(167)	24,863
Balance at 9/30/2025	$391,454	$132,354	$25,096	$38,375	$8,377	$595,656

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total AUM
Balance at 12/31/2023	$299,350	$65,413	$24,551	$24,760	$4,772	$418,846
Acquisitions	362	—	—	—	71	433
Net new par/equity commitments	27,736	4,502	435	2,523	4,655	39,851
Net new debt commitments	20,324	2,954	—	625	—	23,903
Capital reductions	(9,114)	(589)	(4)	—	—	(9,707)
Distributions	(13,658)	(2,514)	(259)	(612)	(611)	(17,654)
Redemptions	(4,024)	(931)	(2)	—	—	(4,957)
Net allocations among investment strategies	2,351	—	(47)	25	(2,329)	—
Change in fund value	11,991	1,518	(170)	(66)	(193)	13,080
Balance at 9/30/2024	$335,318	$70,353	$24,504	$27,255	$6,365	$463,795

The components of our AUM are presented below ($ in billions):

AUM: $595.7	AUM: $463.8

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $14.0 billion and $14.4 billion of AUM of funds from which we indirectly earn management fees as of September 30, 2025 and 2024, respectively, and includes $5.7 billion and $4.2 billion of non-fee paying AUM from our general partner and employee commitments as of September 30, 2025 and 2024, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management

FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 6/30/2025	$228,153	$79,495	$10,993	$24,535	$6,381	$349,557
Acquisitions	—	—	1,118	—	—	1,118
Commitments	8,129	2,811	—	3,153	1,805	15,898
Deployment/increase in leverage	9,888	1,460	1	113	142	11,604
Capital reductions	(3,001)	(774)	—	—	—	(3,775)
Distributions	(4,063)	(1,704)	(8)	(101)	(414)	(6,290)
Redemptions	(785)	(592)	—	(60)	—	(1,437)
Net allocations among investment strategies	669	125	—	—	(794)	—
Change in fund value	757	(496)	(16)	444	(96)	593
Change in fee basis	421	178	(240)	(5)	—	354
Balance at 9/30/2025	$240,168	$80,503	$11,848	$28,079	$7,024	$367,622

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 6/30/2024	$197,088	$41,623	$12,265	$20,461	$4,412	$275,849
Acquisitions	244	—	—	—	—	244
Commitments	5,214	1,153	—	507	1,946	8,820
Deployment/increase in leverage	6,811	781	9	89	20	7,710
Capital reductions	(3,269)	—	—	—	—	(3,269)
Distributions	(3,717)	(581)	(54)	(66)	(238)	(4,656)
Redemptions	(1,025)	(206)	—	—	—	(1,231)
Net allocations among investment strategies	1,282	—	—	—	(1,282)	—
Change in fund value	2,781	527	(5)	(135)	212	3,380
Change in fee basis	(172)	(184)	68	236	—	(52)
Balance at 9/30/2024	$205,237	$43,113	$12,283	$21,092	$5,070	$286,795

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2024	$209,145	$44,088	$11,427	$22,401	$5,492	$292,553
Acquisitions	—	30,467	1,118	—	—	31,585
Commitments	20,465	4,760	—	4,893	4,589	34,707
Deployment/increase in leverage	24,594	4,256	33	780	395	30,058
Capital reductions	(8,212)	(951)	(11)	—	—	(9,174)
Distributions	(12,668)	(4,415)	(8)	(170)	(962)	(18,223)
Redemptions	(2,177)	(882)	—	(123)	—	(3,182)
Net allocations among investment strategies	2,293	174	—	73	(2,540)	—
Change in fund value	6,670	2,706	(14)	230	50	9,642
Change in fee basis	58	300	(697)	(5)	—	(344)
Balance at 9/30/2025	$240,168	$80,503	$11,848	$28,079	$7,024	$367,622

	Credit Group	Real Assets Group	Private Equity Group	Secondaries Group	Other Businesses	Total
Balance at 12/31/2023	$185,280	$41,338	$13,124	$19,040	$3,575	$262,357
Acquisitions	244	—	—	—	55	299
Commitments	15,074	2,674	—	2,013	4,348	24,109
Deployment/increase in leverage	21,221	2,508	34	191	174	24,128
Capital reductions	(9,145)	(12)	—	—	—	(9,157)
Distributions	(11,414)	(1,449)	(54)	(297)	(611)	(13,825)
Redemptions	(4,347)	(931)	(2)	—	—	(5,280)
Net allocations among investment strategies	2,781	—	—	—	(2,781)	—
Change in fund value	4,109	83	(33)	(138)	311	4,332
Change in fee basis	1,434	(1,098)	(786)	283	(1)	(168)
Balance at 9/30/2024	$205,237	$43,113	$12,283	$21,092	$5,070	$286,795

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $367.6	FPAUM: $286.8

Invested capital/other(1)	Market value/reported value(2)	Capital commitments	Collateral balances (at par)	GAV

(1)Other consists of Ares Commercial Real Estate Corporation’s (NYSE: ACRE) (“ACRE”) FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $87.8 billion and $67.8 billion from funds that primarily invest in illiquid strategies as of September 30, 2025 and 2024, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

Perpetual Capital Assets Under Management

The chart below presents our perpetual capital AUM by segment and type ($ in billions):

Perpetual Capital AUM
$190.3
$8.2
$4.7
$43.9
$133.5
$124.1
$5.7
$2.0
$26.4
$90.0
9/30/2025
9/30/2024
Credit
Real Assets
Secondaries
Other Businesses

Perpetual Capital by Type
$190.3
$34.8
$52.0
$57.9
$45.6
$124.1
$24.2
$33.5
$32.6
$33.8
9/30/2025
9/30/2024
Publicly-Traded Vehicles
Perpetual Wealth Vehicles
Private Commingled Vehicles
Managed Accounts

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended September 30, 2025 and 2024, 94% and 95%, respectively, of management fees were earned from perpetual capital or long-dated funds.

The charts below present the composition of our segment management fees by fund type:

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
As of September 30, 2025, AUM Not Yet Paying Fees includes $81.0 billion of AUM available for future deployment that could generate approximately $756.3 million in potential incremental annual management fees, which represents 26% embedded gross base management fee growth from the last twelve month period upon deployment. Development assets not yet stabilized represents fund assets that are in the development stage. Upon completion of development, management fees generally increase with a change in fee base, in fee rate or both. As of September 30, 2025, development assets not yet stabilized could generate approximately $22.4 million in potential incremental annual management fees.

Incentive Eligible Assets Under Management and Incentive Generating Assets Under Management

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Credit	Real Assets	Private Equity	Secondaries	Other Businesses

Fee related performance revenues are not recognized by us until such fees are crystallized and no longer subject to reversal. As of September 30, 2025, perpetual capital IGAUM that could potentially result in crystallized fee related performance revenues totaled $32.1 billion, composed of $20.3 billion within the Credit Group, $7.4 billion within the Real Assets Group and $4.4 billion within the Secondaries Group. As of September 30, 2024, perpetual capital IGAUM that could potentially result in crystallized fee related performance revenues totaled $20.4 billion, composed of $18.5 billion within the Credit Group and $1.9 billion within the Secondaries Group. As of September 30, 2025 and 2024, IGAUM included $58.3 billion and $42.8 billion, respectively, of AUM from funds generating incentive income that is not recognized by us until such fees are crystallized or no longer subject to reversal.

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

The activities of GCP International are reflected within our results of operations beginning on March 1, 2025. Therefore, our analysis compared to the prior year periods will lack comparability, particularly in our Real Assets Group segment. Because the activities of GCP International represent seven months of activity within the nine months ended September 30, 2025, we will separately discuss the significant impact of the GCP Acquisition within our discussion of our results of operations.

In addition, various components of the agreed upon purchase price for the GCP Acquisition are required to be accounted for as compensation because the payments were made to certain individuals that became Ares employees on March 1, 2025. Because they are required to be accounted for as compensation, these amounts have been excluded from purchase consideration and will have a varying impact on our results of operations in the current periods as well as in future periods. Following an integration period, we expect to generate cost savings as we begin to execute on synergy opportunities.

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
•Comprised of multiple components, including:
◦0.18% on GAV (“J-REIT Fee I”)
◦3.50% on net operating income (“J-REIT Fee II”)
◦Sum of J-REIT Fee I and J-REIT Fee II, multiplied by 0.033%, multiplied by earnings per outstanding investment unit

Details regarding management fees by strategy, excluding J-REIT described above, are presented below:

Strategy	Fee Rate	Fee Base	Average Remaining Contract Term(1)

Real Assets Group
Real Estate(2)	0.45% - 1.50%	Capital commitments, invested capital, GAV, NAV, aggregate cost basis of unrealized portfolio investments or a combination thereof	4.6 years
Infrastructure	1.00% - 1.50%	Capital commitments, invested capital, GAV or NAV	5.3 years

(1)    Represents the average remaining contract term pursuant to the funds’ governing documents within each strategy, excluding perpetual capital vehicles, as of September 30, 2025.
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

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 3% of our AUM as of September 30, 2025 and 5% of total revenues for the nine months ended September 30, 2025. As of September 30, 2025, we consolidated 23 CLOs and 16 private funds, and as of September 30, 2024, we consolidated 28 CLOs, 10 private funds and one SPAC.
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
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the nine months ended September 30, 2025, we deconsolidated four CLOs as a result of liquidation, one CLO as a result of a significant change in ownership and Ares Acquisition Corporation II (“AAC II”), as we no longer hold a controlling financial interest in Kodiak AI, Inc. (Nasdaq: KDK) (f/k/a AAC II) following the business combination described in “Note 13. Equity and Redeemable Interest.” During the nine months ended September 30, 2024, we did not deconsolidate any entity.
We have contributed certain financial interests to structured investment vehicles that we manage, including but not limited to collateralized fund obligations and fund-backed loans. These financial interests include our capital interests and rights to performance income in funds that we manage. The purpose of these contributions is to provide collateral or other forms of similar credit-enhancement, including subordination and liquidity support, to the structured investment vehicles. These structured investment vehicles are typically designed to meet investors’ risk-return, liquidity, diversification and risk-based capital treatment objectives and to support capital raising efforts across our platform. The contribution of these financial interests subjects us to a maximum risk of loss equal to the value of the contributed financial interests in the event that these structured investment vehicles or the underlying financial interests do not perform at required levels, which results in a variable interest and often the consolidation of these investment vehicles by us. As a result, the financial interests that we contribute will typically be reclassified from investments in the funds that we manage and/or from accrued performance income to investments of the Consolidated Funds. Any future investment income and performance income resulting from these financial interests will be presented within the results of operations of our Consolidated Funds as a result of consolidation.
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

The following table presents our summarized consolidated results of operations ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Total revenues	$1,657,628	$1,129,739	$527,889	47%	$4,096,561	$2,625,784	$1,470,777	56%
Total expenses	(1,308,216)	(854,887)	(453,329)	(53)	(3,460,122)	(1,957,924)	(1,502,198)	(77)
Total other income, net	302,859	52,254	250,605	NM	443,808	207,619	236,189	114
Less: Income tax expense	111,892	46,453	(65,439)	(141)	190,387	114,760	(75,627)	(66)
Net income	540,379	280,653	259,726	93	889,860	760,719	129,141	17
Less: Net income attributable to non-controlling interests in Consolidated Funds	67,407	64,241	3,166	5	127,383	236,446	(109,063)	(46)
Net income attributable to Ares Operating Group entities	472,972	216,412	256,560	119	762,477	524,273	238,204	45
Less: Net income attributable to redeemable interest in Ares Operating Group entities	1,797	1,319	478	36	1,839	1,005	834	83
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	182,293	96,633	85,660	89	287,524	236,843	50,681	21
Net income attributable to Ares Management Corporation	288,882	118,460	170,422	144	473,114	286,425	186,689	65
Less: Series B mandatory convertible preferred stock dividends declared	25,313	—	25,313	NM	75,938	—	75,938	NM
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$263,569	$118,460	145,109	122	$397,176	$286,425	110,751	39

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues
Management fees	$971,762	$753,597	$218,165	29%	$2,689,371	$2,162,970	$526,401	24%
Carried interest allocation	464,666	277,651	187,015	67	948,575	194,006	754,569	NM
Incentive fees	100,668	48,638	52,030	107	155,795	105,039	50,756	48
Principal investment income	17,976	8,036	9,940	124	50,937	44,547	6,390	14
Administrative, transaction and other fees	102,556	41,817	60,739	145	251,883	119,222	132,661	111
Total revenues	$1,657,628	$1,129,739	527,889	47	$4,096,561	$2,625,784	1,470,777	56
Management Fees. Within the Credit Group, our publicly-traded and perpetual wealth vehicles contributed to increases in management fees of $44.4 million and $127.8 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily driven by increases in the average size of their portfolios. Capital deployment in private funds within our direct lending and alternative credit strategies led to a rise in FPAUM, contributing to increases in management fees of $30.4 million and $83.8 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Within the Real Assets Group, funds that we manage as a result of the GCP Acquisition and the acquisition of Walton Street Capital Mexico S. de R.L. de C.V. and certain of its affiliates (“WSM”)

(“WSM Acquisition”), collectively generated $63.8 million and $160.1 million in additional management fees for the three and nine months ended September 30, 2025, respectively. Part I Fees increased by $20.0 million and $48.1 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases in Part I Fees were primarily attributable to Ares Strategic Income Fund (“ASIF”), our open-ended European direct lending fund, CION Ares Diversified Credit Fund (“CADC”) and our open-ended infrastructure fund, driven by increases in net investment income from their growing portfolio of investments. For detail regarding the fluctuations of management fees within each of our segments, see “—Results of Operations by Segment.”

Carried Interest Allocation. The following table sets forth carried interest allocation by segment ($ in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Credit funds	$286.8	$209.1	$691.2	$464.1
Real Assets funds	38.2	37.5	93.1	81.1
Private Equity funds	47.0	54.1	112.7	(311.7)
Secondaries funds	29.5	(20.4)	27.7	(36.8)
Other businesses	71.8	1.0	83.9	18.5
Elimination of carried interest from Consolidated Funds	(8.4)	(1.0)	(20.3)	(18.5)
Carried interest of non-controlling interests in consolidated subsidiaries	(0.2)	(2.6)	(39.7)	(2.7)
Carried interest allocation	$464.7	$277.7	$948.6	$194.0

The activity was principally composed of the following:

Three months ended September 30, 2025	Three months ended September 30, 2024
Credit funds
•Primarily from three opportunistic credit funds, two alternative credit funds and three direct lending funds with $41.9 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our opportunistic credit funds, Ares Special Opportunities Fund II, L.P. (“ASOF II”) generated carried interest allocation of $47.9 million driven by improved profitability of portfolio companies that operate in the healthcare and services industries. Ares Special Situations Fund IV, L.P. (“SSF IV”) and Ares Special Opportunities Fund, L.P. (“ASOF I”) generated carried interest allocation of $42.2 million and $21.5 million, respectively, primarily due to its investment in Savers Value Village, Inc. (“SVV”), driven by its higher stock price
◦Within our alternative credit funds, Ares Pathfinder Fund II, L.P. (“Pathfinder II”) and Ares Pathfinder Fund, L.P. (“Pathfinder I”) generated carried interest allocation of $37.3 million and $25.5 million, respectively, driven by market appreciation of certain investments and net investment income during the period
◦Within our direct lending funds, Ares Capital Europe VI, L.P. (“ACE VI”), Ares Private Credit Solutions II, L.P. (“PCS II”) and Ares Capital Europe V, L.P. (“ACE V”) generated carried interest allocation of $33.8 million, $29.9 million and $8.0 million, respectively, driven by net investment income on an increasing invested capital base

•Primarily from one opportunistic credit fund, five direct lending funds and two alternative credit funds with $36.0 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our opportunistic credit funds, ASOF II generated carried interest allocation of $75.1 million, driven by improved profitability of portfolio companies that operate in the services and retail industries
◦Within our direct lending funds, ACE V and ACE VI generated carried interest allocation of $53.0 million and $16.2 million, respectively, driven by net investment income on an increasing invested capital base. PCS II, Ares Capital Europe IV, L.P. (“ACE IV”) and Ares Private Credit Solutions, L.P. (“PCS I”) generated carried interest allocation of $27.0 million, $16.9 million and $8.7 million, respectively, primarily driven by net investment income during the period. Our direct lending funds benefited from rising interest rates on predominately floating-rate loans during the period.
◦Within our alternative credit funds, Pathfinder I and Pathfinder II generated carried interest allocation of $17.0 million and $15.6 million, respectively, driven by market appreciation of certain investments and net investment income during the period
•Reversal of unrealized carried interest allocation of $27.6 million from SSF IV, primarily due to SVV’s lower stock price

Real Assets funds
•Ares Energy Investors Fund V, L.P. (“EIF V”) and Ares Climate Infrastructure Partners II, L.P. (“ACIP II’) generated carried interest allocation of $18.4 million and $12.7 million, respectively, driven by appreciation of certain investments
•Ares Infrastructure Debt Fund V, L.P. (“IDF V”) generated carried interest allocation of $16.3 million, driven by net investment income during the period

•Ares Climate Infrastructure Partners, L.P. (“ACIP I”) and EIF V generated carried interest allocation of $16.3 million and $6.1 million, respectively, due to appreciation of certain investments
•IDF V generated carried interest allocation of $12.6 million, driven by net investment income during the period
•US X and U.S. Real Estate Fund IX, L.P. (“US IX”) collectively generated carried interest allocation of $9.5 million, driven by increasing operating income primarily from industrial and multifamily property investments
•Reversal of unrealized carried interest allocation of $6.3 million from Ares European Real Estate Fund IV, L.P. (“EF IV”), driven by the lower valuation of a residential property investment

Three months ended September 30, 2025	Three months ended September 30, 2024
Private Equity funds
•Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”) generated carried interest allocation of $60.2 million, primarily driven by improved profitability from portfolio companies that primarily operate in the industrial, healthcare, retail and service industries
•Reversal of unrealized carried interest allocation of $18.6 million from Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”), driven by lower profitability of portfolio companies that primarily operate in the energy and healthcare industries

•ACOF VI generated carried interest allocation of $63.3 million, primarily due to the market appreciation of its investment in Frontier Communications Parent, Inc. (“FYBR”), driven by its higher stock price, and to improved profitability from portfolio companies that primarily operate in the healthcare and services industries
•Reversal of unrealized carried interest allocation of $6.8 million from ACOF IV, primarily due to lower valuation of a portfolio company that primarily operates in the healthcare industry

Secondaries funds
•Landmark Real Estate Fund IX, L.P. (“LREF IX”) and Landmark Equity Partners XVII, L.P. (“LEP XVII”) generated carried interest allocation of $12.9 million and $9.3 million, respectively, primarily driven by appreciation of certain portfolio investments
•Two private equity secondaries funds collectively generated carried interest allocation of $3.1 million, driven by the appreciation of certain portfolio investments

•Reversal of unrealized carried interest of $15.9 million from Landmark Equity Partners XVI, L.P. (“LEP XVI”) due to the lower valuation of certain portfolio investments
•Reversal of unrealized carried interest of $2.4 million from Landmark Real Estate Fund VIII, L.P. (“LREF VIII”), primarily driven by the lower valuation of certain investments with underlying interests in multifamily portfolios

Other businesses
•Carried interest allocation of $66.0 million attributable to the change in value from previously held AAC II Class A ordinary shares that converted into equity securities of KDK following the business combination
•No significant activities

Nine months ended September 30, 2025	Nine months ended September 30, 2024
Credit funds
•Primarily from two opportunistic credit fund, four direct lending funds and two alternative credit funds with $44.3 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our opportunistic credit funds, ASOF II and ASOF I generated carried interest allocation of $122.6 million and $21.2 million, respectively, driven by improved profitability of portfolio companies that operate in the services, healthcare and industrial industries and ASOF I’s investment in SVV, driven by its higher stock price
◦Within our direct lending funds, ACE V, ACE VI and PCS II generated carried interest allocation of $101.0 million, $93.0 million and $74.7 million, respectively, driven by net investment income on an increasing invested capital base. ACE IV generated carried interest allocation of $37.0 million driven by net investment income during the period
◦Within our alternative credit funds, Pathfinder II and Pathfinder I generated carried interest allocation of $68.7 million and $57.0 million, respectively, driven by market appreciation of certain investments and net investment income during the period

•Primarily from five direct lending funds, one opportunistic credit fund and two alternative credit funds with $36.0 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our direct lending funds, ACE V, PCS II and ACE VI generated carried interest allocation of $135.7 million, $115.8 million and $37.6 million, respectively, driven by net investment income on an increasing invested capital base. ACE IV and PCS I generated carried interest allocation of $49.0 million and $22.2 million, respectively, driven by net investment income during the period. Our direct lending funds benefited from rising interest rates on predominately floating-rate loans during the period.
◦Within our opportunistic credit funds, ASOF II generated carried interest allocation of $132.4 million, driven by improved profitability of portfolio companies that operate in the services and retail industries
◦Within our alternative credit funds, Pathfinder I and Pathfinder II generated carried interest allocation of $43.8 million and $36.6 million, respectively, driven by market appreciation of certain investments and net investment income during the period
•Reversal of unrealized carried interest allocation of $80.3 million and $21.3 million, respectively, from SSF IV and ASOF I, primarily due to their investments in SVV, driven by its lower stock price

Real Assets funds
•IDF V generated carried interest allocation of $31.2 million, driven by net investment income during the period
•ACIP II and EIF V generated carried interest allocation of $22.7 million and $19.9 million, respectively, driven by the appreciation of certain portfolio investments
•US IX generated carried interest allocation of $9.8 million, primarily due to market appreciation and increasing operating income primarily from industrial, office and multifamily property investments

•IDF V generated carried interest allocation of $42.2 million, driven by net investment income during the period
•ACIP I and EIF V generated carried interest allocation of $40.5 million and $27.8 million, respectively, due to appreciation of certain investments
•US X generated carried interest allocation of $14.2 million, driven by increasing operating income primarily from industrial and multifamily property investments
•Reversal of unrealized carried interest allocation of $23.4 million from EF IV, primarily driven by the lower valuation of residential property investments

Nine months ended September 30, 2025	Nine months ended September 30, 2024
Private Equity funds
•ACOF VI generated carried interest allocation of $139.0 million, driven by improved profitability of portfolio companies that primarily operate in the healthcare, services, industrial and retail industries
•Reversal of unrealized carried interest allocation of $19.5 million and $13.1 million, respectively, from ACOF IV and from a corporate private equity extended value fund driven by lower operating performance from portfolio companies that primarily operate in the energy, healthcare, industrial and service industries

•Reversal of unrealized carried interest allocation of $474.9 million from ACOF V was primarily due to its investment in SVV, driven by its lower stock price
•ACOF VI generated carried interest allocation of $181.2 million, driven by improved profitability of portfolio companies that primarily operate in the healthcare, services, industrial and retail industries

Secondaries funds
•LEP XVII and LREF IX generated carried interest allocation of $16.5 million and $14.4 million, respectively, primarily driven by appreciation of certain portfolio investments
•Two private equity secondaries funds collectively generated carried interest allocation of $8.0 million, driven by the appreciation of certain portfolio investments
•Reversal of unrealized carried interest of $11.3 million and $2.3 million, respectively, from LEP XVI and LREF VIII, driven by lower valuation of certain investments

•Reversal of unrealized carried interest of $18.2 million from LREF VIII, primarily driven by the lower valuation of certain investments with underlying interests in multifamily portfolios
•Reversal of unrealized carried interest of $28.2 million from LEP XVI, due to the lower valuation of certain portfolio investments
•Ares Secondaries Infrastructure Solutions III, L.P. (“ASIS III”) and two private equity secondaries funds collectively generated carried interest allocation of $15.2 million, primarily driven by the appreciation of certain portfolio investments

Other businesses
•Carried interest allocation of $66.0 million attributable to the change in value from previously held AAC II Class A ordinary shares that converted into equity securities of KDK following the business combination
•Carried interest allocation of $18.5 million from an insurance fund that is eliminated upon consolidation
Incentive Fees. The following table sets forth incentive fees by segment ($ in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Credit funds	$77.5	$45.9	$106.1	$79.1
Real Assets funds	5.9	0.2	6.5	4.9
Secondaries funds	17.3	2.5	43.2	21.0
Incentive fees	$100.7	$48.6	$155.8	$105.0
The majority of our incentive fees crystallize in the fourth quarter. The increases in incentive fees for the three and nine months ended September 30, 2025 compared to the same periods in 2024 were primarily due to higher incentive fees from an open-ended core alternative credit fund that has an annual measurement period in the third quarter, driven by increased IGAUM and improved fund performance. For further detail regarding the incentive fees within each of our segments, see discussion of fee related performance revenues and realized net performance income within “—Results of Operations by Segment.”
Principal Investment Income. For equity method investments where we serve as general partner, we present the activity of net realized and unrealized gains on investments and interest and dividend income together with net cash received or used. The following tables present the change in fair value of our equity method investments where we serve as general partner ($ in millions):

As of June 30, 2025		Activity during the period				As of September 30, 2025
Cost Basis	Fair Value	Net Cash Used	Net Realized and Unrealized Gains	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$563.0	$645.4	$7.2	$9.9	$8.1	$(10.0)	$577.8	$660.6

As of December 31, 2024		Activity during the period				As of September 30, 2025
Cost Basis	Fair Value	Net Cash Used	Net Realized and Unrealized Gains	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$451.4	$536.9	$87.3	$18.6	$32.3	$(14.5)	$577.8	$660.6
The activity for the three and nine months ended September 30, 2025 was primarily attributable to:
•Net realized and unrealized gains primarily included unrealized gains from our investments in various credit secondaries, private equity secondaries and infrastructure opportunities funds, partially offset by an unrealized loss from a U.S. real estate equity fund. The nine months ended September 30, 2025 also included unrealized gains from our investments in various U.S. direct lending funds.

•Interest and dividend income primarily generated from our investments in various funds within our real estate strategy. The nine months ended September 30, 2025 also included interest income from newly admitted investors in an insurance fund, where capital account balances are reallocated from existing investors in exchange for interest to compensate for carrying costs.
•Other adjustments reflect the impact of contributions of certain capital interests to structured investment vehicles that are consolidated by us. These adjustments reflect the reclassification of the contributed capital interests to Consolidated Funds, and as a result, these contributed capital interests are eliminated upon consolidation.
•Net cash used was primarily driven by investments in various infrastructure opportunities funds. Net cash used for the nine months ended September 30, 2025 was also driven by investments in various real estate funds.

As of June 30, 2024		Activity during the period			As of September 30, 2024
Cost Basis	Fair Value	Net Cash Received	Net Realized and Unrealized Gains	Interest and Dividend Income	Cost Basis	Fair Value
$476.4	$559.7	$(12.3)	$2.9	$5.1	$474.2	$555.4

As of December 31, 2023		Activity during the period			As of September 30, 2024
Cost Basis	Fair Value	Net Cash Received	Net Realized and Unrealized Gains	Interest and Dividend Income	Cost Basis	Fair Value
$453.3	$535.3	$(24.4)	$3.0	$41.5	$474.2	$555.4
The activity for the three and nine months ended September 30, 2024 was primarily attributable to:
•Interest and dividend income for the nine months ended September 30, 2024 included interest income from newly admitted investors in an insurance fund, where capital account balances are reallocated from existing investors in exchange for interest to compensate for carrying costs
•Net cash received was primarily driven by transfers of our investments in alternative credit funds to employee co-investment vehicles, partially offset by investments in European real estate debt and U.S. direct lending funds. Net cash received for the nine months ended September 30, 2024 also included transfers of our investments in APAC credit funds to employee co-investment vehicles, partially offset by investments in European direct lending and infrastructure debt funds.

Administrative, Transaction and Other Fees. The increases for the three and nine months ended September 30, 2025 compared to the same periods in 2024 were driven by incremental fees of $50.0 million and $107.9 million, respectively, following the completion of the GCP Acquisition. The GCP Acquisition enhances our vertically integrated capabilities, which enables us to earn various forms of property-related fees. For the three and nine months ended September 30, 2025, these incremental fees largely represented leasing, development and property management fees.

The increases in fees over the comparative periods, excluding the aforementioned impact from the GCP Acquisition, were also driven by higher administrative service fees of $4.8 million and $14.2 million, respectively, primarily from: (i) our perpetual wealth vehicles, including two new products launched during the second half of 2024; and (ii) private funds within our Credit Group that are based on invested capital.

Expenses

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Expenses
Compensation and benefits	$659,835	$435,876	$(223,959)	(51)%	$1,960,669	$1,268,685	$(691,984)	(55)%
Performance related compensation	404,095	219,697	(184,398)	(84)	761,434	140,180	(621,254)	NM
General, administrative and other expenses	246,154	197,019	(49,135)	(25)	706,224	537,379	(168,845)	(31)
Expenses of Consolidated Funds	(1,868)	2,295	4,163	NM	31,795	11,680	(20,115)	(172)
Total expenses	$1,308,216	$854,887	453,329	53	$3,460,122	$1,957,924	(1,502,198)	(77)
Compensation and Benefits. In connection with the GCP Acquisition, various components of the agreed upon purchase price are required to be accounted for as compensation because the payments were made to certain individuals that became Ares employees following the GCP Acquisition. The three and nine months ended September 30, 2025 included the following acquisition-related compensation expenses: (i) equity-based compensation expense of $35.1 million and $195.0 million, respectively, from awards associated with the purchase price of the GCP Acquisition, with $108.8 million of expense from the portion of these awards that immediately vested in the first quarter of 2025; (ii) other compensation costs of $17.6 million and $47.2 million, respectively, that were settled in cash; and (iii) compensation expense of $16.7 million and $37.3 million, respectively, for certain contingent compensation arrangements established in connection with the GCP Acquisition. See “Note 8. Commitments and Contingencies” within our unaudited condensed consolidated financial statements for a further description of the contingent liabilities related to the GCP Acquisition arrangements.

In addition, the GCP Acquisition contributed incremental employment related costs of $58.2 million and $121.3 million for the three and nine months ended September 30, 2025, respectively, largely reflecting salary expense and incentive-based compensation.

Compensation and benefits, excluding the aforementioned impact from the GCP Acquisition, increased by $96.4 million and $291.2 million, or 22% and 23%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases in expenses reflect the continued growth in salary and benefits for our increased staffing levels. The most significant expense increases were equity-based compensation, salary expense and incentive-based compensation. Equity-based compensation expense increased by $39.4 million and $121.8 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 as a result of newly issued awards, magnified by our increased stock price. The higher stock price associated with equity awards that vested during the first quarter of 2025 also drove the increase in payroll-related taxes of $23.2 million from the prior year-to-date period. In addition, we accelerated expense for certain awards requiring no future service as retirement provisions have been achieved. These provisions increased expense by $25.0 million and $17.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Salary expense increased by $15.1 million and $43.5 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to headcount growth to support the expansion of our business. In addition, incentive-based compensation which is dependent on our operating performance and is expected to fluctuate during the year, increased over the comparative periods.
Full-time equivalent headcount increased by 33% to 3,891 professionals for the year-to-date period in 2025 from 2,918 professionals in 2024. The acquisition of GCP International added 818 professionals to our period end headcount as of September 30, 2025, which represents 651 full-time equivalents for the year-to-date period.
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
General, Administrative and Other Expenses. General, administrative and other expenses incurred in connection with the activities resulting from the GCP Acquisition were $53.3 million and $123.6 million for the three and nine months ended September 30, 2025, respectively. These expenses were driven by: (i) operating costs of $27.4 million and $63.2 million, respectively, including non-recurring integration costs of $7.6 million and $16.0 million, respectively; and (ii) amortization expense of $25.9 million and $60.4 million, respectively, related to the intangible assets recorded in connection with the GCP Acquisition.
We have also incurred acquisition-related operating expenses in connection to the GCP Acquisition of $0.7 million and $35.3 million for the three and nine months ended September 30, 2025, respectively, and $19.2 million and $19.3 million for the three and nine months ended September 30, 2024, respectively. In each case, such costs were largely paid to advisors and professional services providers to assist in completing the transaction.
General, administrative and other expenses, excluding the aforementioned impact from the GCP Acquisition, increased by $14.3 million and $29.2 million, or 8% and 6%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases in expenses reflect the continued growth to support staffing levels and fundraising activities. The most significant expense increases were supplemental distribution fees, occupancy costs and information technology costs.

Supplemental distribution fees increased by $10.2 million and $23.1 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to increases in sales volumes and net asset values of our perpetual wealth vehicles, from the ongoing development of our distribution relationships and expansion of our wealth product offerings.
In addition, occupancy costs and information technology costs collectively increased by $7.0 million and $22.3 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases in these expenses were primarily to support our growing headcount and the expansion of our business, including the expansion of our New York headquarters.

Other Income (Expense)

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other income (expense)
Net realized and unrealized gains (losses) on investments	$188,420	$(5,074)	$193,494	NM	$201,396	$13,781	$187,615	NM
Interest and dividend income	13,644	7,553	6,091	81	39,072	19,952	19,120	96
Interest expense	(46,315)	(29,733)	(16,582)	(56)	(126,277)	(105,057)	(21,220)	(20)
Other expense, net	(7,263)	(18,805)	11,542	61	(64,498)	(19,473)	(45,025)	(231)
Net realized and unrealized gains on investments of Consolidated Funds	180,255	64,831	115,424	178	396,413	192,778	203,635	106
Interest and other income of Consolidated Funds	130,821	234,681	(103,860)	(44)	452,783	732,316	(279,533)	(38)
Interest expense of Consolidated Funds	(156,703)	(201,199)	44,496	22	(455,081)	(626,678)	171,597	27
Total other income, net	$302,859	$52,254	250,605	NM	$443,808	$207,619	236,189	114

Net Realized and Unrealized Gains (Losses) on Investments; Interest and Dividend Income. For investments where we do not serve as general partner, we present the activity of net realized and unrealized gains on investments and interest and dividend income together with net cash received or used.

The following tables present the change in fair value of these investments ($ in millions):

As of June 30, 2025		Activity during the period				As of September 30, 2025
Cost Basis	Fair Value	Net Cash Used	Net Realized and Unrealized Gains	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$659.2	$767.6	$3.9	$188.4	$13.6	$4.9	$669.9	$978.4

As of December 31, 2024		Activity during the period				As of September 30, 2025
Cost Basis	Fair Value	Net Cash Used	Net Realized and Unrealized Gains	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$514.3	$616.3	$114.8	$201.4	$39.1	$6.8	$669.9	$978.4

The activity for the three and nine months ended September 30, 2025 was primarily attributable to:
•Net realized and unrealized gains primarily included unrealized gains of $169.5 million from our strategic investments in a U.S. nuclear energy company
•Interest and dividend income primarily included: (i) dividend income from our strategic investment in a Brazilian alternative asset manager; and (ii) income from our investments in CLOs and CLO-based investments. The nine months ended September 30, 2025 included $11.9 million of interest income earned from treasury-backed securities. These treasury-backed securities were sold and the proceeds from the sale were used to fund the GCP Acquisition.
•Net cash used for the nine months ended September 30, 2025 was primarily driven by our investments in J-REIT and in an open-ended infrastructure fund, partially offset by the collection of principal from loan investments within our real estate debt strategy

As of June 30, 2024		Activity during the period				As of September 30, 2024
Cost Basis	Fair Value	Net Cash Used	Net Realized and Unrealized Losses	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$529.5	$633.7	$10.4	$(5.1)	$7.6	$1.2	$554.8	$647.8

As of December 31, 2023		Activity during the period				As of September 30, 2024
Cost Basis	Fair Value	Net Cash Received	Net Realized and Unrealized Gains	Interest and Dividend Income	Other Adjustments	Cost Basis	Fair Value
$591.1	$675.1	$(61.7)	$13.8	$20.0	$0.6	$554.8	$647.8

The activity for the three and nine months ended September 30, 2024 was primarily attributable to:
•Net realized and unrealized gains (losses) primarily included unrealized losses from our strategic investments in a U.S. nuclear energy company. The nine months ended September 30, 2024 also included unrealized gains primarily from our investment in Ares Private Markets Fund (“APMF”) and an unrealized loss from our strategic, non-core insurance related investment.
•Interest and dividend income primarily included: (i) dividend income from our strategic investment in a Brazilian alternative asset manager; and (ii) income from our investments in CLOs and CLO-based investments
•Net cash used was primarily driven by our strategic loan investments in a U.S. nuclear energy company. Net cash received for the nine months ended September 30, 2024 was primarily driven by the collection of principal from loan investments within our real estate debt strategy.

Interest Expense. Interest expense increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 due to higher collective interest expense associated with our term debt obligations. Interest expense also increased for the three months ended September 30, 2025 compared to the same period in 2024 due to higher average outstanding balance of our Credit Facility over the comparative periods. However, average interest rates and average outstanding balance of our Credit Facility were lower during the current year when compared to the same period a year ago.

Other Expense, Net. The purchase agreement for the GCP Acquisition contains contingent consideration that is dependent on the achievement of revenue targets of certain digital infrastructure funds and fundraising targets of certain Japanese real estate funds. The purchase agreement for the WSM Acquisition contains contingent consideration that is dependent on the achievement of revenue targets from the fundraising of a real estate equity fund and revenue targets associated with growing revenue sources from new business ventures. Other income (expense), net includes non-cash expense from the revaluation of these contingent liabilities of $17.4 million and $45.3 million for the three and nine months ended September 30, 2025, respectively.

Additionally, the activity for the three and nine months ended September 30, 2025 and 2024 included transaction gains (losses) associated with currency fluctuations impacting the revaluation of assets and liabilities denominated in foreign currencies other than an entity’s functional currency. While we recognized transaction gains for the three months ended September 30, 2025 due to the U.S. dollar strengthening against the British Pound and Euro, we recognized transaction losses for the nine months ended September 30, 2025 due to the U.S. dollar weakening against the British Pound and Euro and the associated impact of revaluing net liabilities on entities with functional currencies other than the U.S. dollar for the year-to-date period. Transaction losses for the three and nine months ended September 30, 2024 were primarily attributable to the British Pound strengthening against the U.S. dollar and Euro.

Income Tax Expense

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income before taxes	$652,271	$327,106	$325,165	99%	$1,080,247	$875,479	$204,768	23%
Less: Income tax expense	111,892	46,453	(65,439)	(141)	190,387	114,760	(75,627)	(66)
Net income	$540,379	$280,653	259,726	93	$889,860	$760,719	129,141	17
The increases in income tax expense were primarily attributable to higher pre-tax income allocable to AMC and higher entity level taxes in foreign and local jurisdictions for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.
The allocation of taxable income is also sensitive to any changes in weighted average daily ownership as the income attributed to redeemable and non-controlling interests is generally passed through to partners and not subject to corporate income taxes. The following table summarizes weighted average daily ownership:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
AMC common stockholders	67.29%	64.14%	66.71%	63.23%
Non-controlling AOG unitholders	32.71	35.86	33.29	36.77
The changes in ownership compared to the prior year periods were primarily driven by the issuances of shares of Class A common stock in connection with exchanges of AOG Units, the GCP Acquisition and vesting of restricted unit awards.
Redeemable and Non-Controlling Interests

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income	$540,379	$280,653	$259,726	93%	$889,860	$760,719	$129,141	17%
Less: Net income attributable to non-controlling interests in Consolidated Funds	67,407	64,241	3,166	5	127,383	236,446	(109,063)	(46)
Net income attributable to Ares Operating Group entities	472,972	216,412	256,560	119	762,477	524,273	238,204	45
Less: Net income attributable to redeemable interest in Ares Operating Group entities	1,797	1,319	478	36	1,839	1,005	834	83
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	182,293	96,633	85,660	89	287,524	236,843	50,681	21
Net income attributable to Ares Management Corporation	288,882	118,460	170,422	144	473,114	286,425	186,689	65
Less: Series B mandatory convertible preferred stock dividends declared	25,313	—	(25,313)	NM	75,938	—	(75,938)	NM
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$263,569	$118,460	145,109	122	$397,176	$286,425	110,751	39
The changes in net income attributable to non-controlling interests in AOG entities over the comparative periods were a result of the respective changes in income before taxes and weighted average daily ownership, as presented above.

Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Expenses of the Consolidated Funds	$1,868	$(2,295)	$4,163	NM	$(31,795)	$(11,680)	$(20,115)	(172)%
Net realized and unrealized gains on investments of Consolidated Funds	180,255	64,831	115,424	178	396,413	192,778	203,635	106
Interest and other income of Consolidated Funds	130,821	234,681	(103,860)	(44)	452,783	732,316	(279,533)	(38)
Interest expense of Consolidated Funds	(156,703)	(201,199)	44,496	22	(455,081)	(626,678)	171,597	27
Income before taxes	156,241	96,018	60,223	63	362,320	286,736	75,584	26
Less: Income tax expense of Consolidated Funds	3,183	1,757	(1,426)	(81)	5,894	5,619	(275)	(5)
Net income	153,058	94,261	58,797	62	356,426	281,117	75,309	27
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	75,366	18,884	56,482	NM	198,372	22,499	175,873	NM
Other income, net attributable to Ares Management Corporation eliminated upon consolidation	(10,285)	(10,703)	(418)	(4)	(30,671)	(22,172)	8,499	38
General, administrative and other expense attributable to Ares Management Corporation eliminated upon consolidation	—	(433)	(433)	100	—	—	—	—
Net income attributable to non-controlling interests in Consolidated Funds	$67,407	$64,241	3,166	5	$127,383	$236,446	(109,063)	(46)
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
FRE and RI should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Consolidated Results of Operations of the Company” and are prepared in accordance with GAAP. We operate through our distinct operating segments. In the first quarter of 2025, we combined the presentation of real estate strategies and infrastructure strategies within Real Assets. Real estate includes Americas real estate equity, European real estate equity, APAC real estate equity and real estate debt. Americas real estate equity, which we had recently renamed from North American real estate equity, now includes the activities of Brazil following the GCP Acquisition. APAC real estate equity is newly established following the GCP Acquisition and primarily represents the activities in Japan and Vietnam. Infrastructure includes digital infrastructure, infrastructure opportunities and infrastructure debt. Digital infrastructure is newly established following the GCP Acquisition. The change in presentation did not result in any change to the historical composition of our segments.

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

The following table sets forth FRE and RI by reportable segment and the OMG ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Fee Related Earnings:
Credit Group	$468,605	$388,698	$79,907	21%	$1,303,509	$1,109,396	$194,113	17%
Real Assets Group	126,087	56,518	69,569	123	314,011	154,679	159,332	103
Private Equity Group	13,107	16,540	(3,433)	(21)	37,260	46,365	(9,105)	(20)
Secondaries Group	74,033	27,754	46,279	167	165,154	87,000	78,154	90
Other	6,294	2,784	3,510	126	15,527	8,144	7,383	91
Operations Management Group	(216,916)	(152,983)	(63,933)	(42)	(587,864)	(440,087)	(147,777)	(34)
Fee Related Earnings	$471,210	$339,311	131,899	39	$1,247,597	$965,497	282,100	29
Realized Income:
Credit Group	$474,572	$393,579	$80,993	21%	$1,342,005	$1,158,012	$183,993	16%
Real Assets Group	112,051	60,340	51,711	86	297,296	145,348	151,948	105
Private Equity Group	10,581	12,711	(2,130)	(17)	33,666	35,660	(1,994)	(6)
Secondaries Group	72,317	22,284	50,033	225	160,703	66,414	94,289	142
Other	(29)	2,464	(2,493)	NM	10,083	24,415	(14,332)	(59)
Operations Management Group	(213,983)	(152,622)	(61,361)	(40)	(584,506)	(438,779)	(145,727)	(33)
Realized Income	$455,509	$338,756	116,753	34	$1,259,247	$991,070	268,177	27

Income before provision for income taxes is the GAAP financial measure most comparable to RI. The following table presents the reconciliation of income before taxes as reported within the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and the OMG ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income before taxes	$652,271	$327,106	$1,080,247	$875,479
Adjustments:
Depreciation and amortization expense	65,956	46,005	177,365	118,900
Equity compensation expense	160,130	85,612	583,083	266,267
Acquisition-related compensation expense(1)	42,448	5,435	108,752	16,374
Acquisition and merger-related expense	5,427	25,166	42,826	39,394
Placement fee adjustment	(2,415)	(4,485)	(3,513)	825
Other (income) expense, net	17,571	3,389	47,260	(7,910)
Income before taxes of non-controlling interests in consolidated subsidiaries	(3,861)	(10,544)	(14,649)	(18,148)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(70,590)	(65,998)	(133,277)	(242,065)
Total performance income—unrealized	(463,933)	(263,553)	(828,968)	(95,759)
Total performance related compensation—unrealized	330,960	180,174	579,241	8,478
Total net investment (income) loss—unrealized	(278,455)	10,449	(379,120)	29,235
Realized Income	455,509	338,756	1,259,247	991,070
Total performance income—realized	(24,559)	(22,108)	(205,561)	(154,931)
Total performance related compensation—realized	15,295	13,234	138,782	95,386
Total net investment loss—realized	24,965	9,429	55,129	33,972
Fee Related Earnings	$471,210	$339,311	$1,247,597	$965,497

(1)Represents bonus payments, a portion of contingent liabilities (“earnouts”) and other costs in connection with various acquisitions that are recorded as compensation expense and are presented within compensation and benefits within our Condensed Consolidated Statements of Operations.

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

Results of Operations by Segment

Credit Group—Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024
Fee Related Earnings
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Management fees	$651,964	$557,450	$94,514	17%	$1,854,501	$1,603,080	$251,421	16%
Fee related performance revenues	62,389	41,761	20,628	49	81,098	48,920	32,178	66
Other fees	13,471	10,520	2,951	28	37,431	30,912	6,519	21
Compensation and benefits	(212,709)	(179,987)	(32,722)	(18)	(537,661)	(457,494)	(80,167)	(18)
General, administrative and other expenses	(46,510)	(41,046)	(5,464)	(13)	(131,860)	(116,022)	(15,838)	(14)
Fee Related Earnings	$468,605	$388,698	79,907	21	$1,303,509	$1,109,396	194,113	17

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$1,854.5
$5.2
$74.1
$385.9
$1,389.3
$1,603.1
$4.0
$81.6
$340.4
$1,177.1
$652.0
$3.9
$24.9
$137.7
$485.5
$557.5
$3.7
$27.0
$119.7
$407.1
Q3 2025
Q3 2024
YTD Q3 2025
YTD Q3 2024

	Q3 2025	Q3 2024	YTD Q3 2025	YTD Q3 2024
Effective management fee rate	1.10%	1.10%	1.10%	1.09%
Part I Fees' contribution	0.23%	0.24%	0.23%	0.23%

Fees from funds in existence in both periods
Part I Fees
Fees from CLOs
Fees from funds launched subsequent to Q3 2024
Fees from funds that no longer pay fees in Q3 2025

The following table presents the components of and causes for changes in the Credit Group’s management fees for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 ($ in millions):

	Three month change	Nine month change
Publicly-traded and perpetual wealth vehicles:
Fees from ARCC, ASIF and CADC, excluding Part I Fees, due to increases in the average size of their portfolios	$32.3	$100.3
Part I Fees from ASIF, CADC and our open-ended European direct lending fund driven by increases in net investment income from their growing portfolio of investments	18.0	45.5
Fees from our open-ended European direct lending fund, excluding Part I Fees, due to the expiration of a fee waiver during the first quarter of 2025 and driven by an increase in the average size of its portfolio	10.8	23.3
Capital deployment in private funds:
Fees from SDL III, ACE VI, Pathfinder II, ASOF II and an open-ended core alternative credit fund	38.5	97.1
Distributions that reduced the fee base of ACE IV, ASOF I, Ares Senior Direct Lending Fund, L.P. (“SDL I”) and ACE III as the funds are past their investment periods	(10.7)	(34.8)
Cumulative effect of other changes	5.6	20.0
Total	$94.5	$251.4

Fee Related Performance Revenues. Fee related performance revenues increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to higher incentive fees from an open-ended core alternative credit fund that has an annual measurement period in the third quarter, driven by increased IGAUM and improved fund performance. Fee related performance revenues for the nine months ended September 30, 2025 were also attributable to incentive fees earned from a European direct lending fund that crystallized a deferred payment during the first quarter of 2025 due to the restructuring of its hold back provisions.

Other Fees. The increases in other fees for the three and nine months ended September 30, 2025 compared to the same periods in 2024 were primarily driven by higher administrative service fees of $2.2 million and $5.2 million, respectively, which are earned from certain private funds that pay on invested capital.
Compensation and Benefits. The increases in compensation and benefits for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 were primarily driven by: (i) higher fee related performance compensation of $15.9 million and $24.8 million, respectively, corresponding to the increases in fee related performance revenues; (ii) higher Part I Fee compensation of $9.2 million and $22.6 million, respectively, corresponding to the increases in Part I Fees; (iii) higher incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year. We reduced Part I Fee compensation by $6.0 million and $3.3 million for the three months ended September 30, 2025 and 2024, respectively, and $15.7 million and $8.0 million for the nine months ended September 30, 2025 and 2024, respectively, to reclaim a portion of the supplemental distribution fees that we paid to distribution partners.

Full-time equivalent headcount increased by 6% to 701 investment and investment support professionals for the year-to-date period in 2025 from 663 professionals in 2024 to support our growing direct lending and alternative credit platforms.
General, Administrative and Other Expenses. The increases in general, administrative and other expenses were primarily due to costs incurred to support the distribution of shares in our perpetual wealth vehicles. Supplemental distribution fees increased by $5.3 million and $15.7 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 as we continue to develop our distribution relationships and expand our wealth product offerings.

In addition, occupancy costs and information technology costs collectively increased by $0.9 million and $4.6 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases in these expenses were primarily to support our growing headcount and the expansion of our business.

Realized Income

The following table presents the components of the Credit Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Fee Related Earnings	$468,605	$388,698	$79,907	21%	$1,303,509	$1,109,396	$194,113	17%
Performance income—realized	19,438	6,192	13,246	214	95,465	121,214	(25,749)	(21)
Performance related compensation—realized	(11,421)	(3,451)	(7,970)	(231)	(58,927)	(73,127)	14,200	19
Realized net performance income	8,017	2,741	5,276	192	36,538	48,087	(11,549)	(24)
Investment income—realized	2,095	6,733	(4,638)	(69)	11,570	17,889	(6,319)	(35)
Interest income	577	1,266	(689)	(54)	6,132	5,719	413	7
Interest expense	(4,722)	(5,859)	1,137	19	(15,744)	(23,079)	7,335	32
Realized net investment income (loss)	(2,050)	2,140	(4,190)	NM	1,958	529	1,429	270
Realized Income	$474,572	$393,579	80,993	21	$1,342,005	$1,158,012	183,993	16

The Credit Group’s realized activities were principally composed of and caused by the following:

Three months ended September 30, 2025	Three months ended September 30, 2024
Realized net performance income
Incentive fees:
•Incentive fees of $4.6 million from an alternative credit fund that crystallized in connection with a loan repayment
Carried interest:
•Distributions of $1.3 million from an alternative credit fund, which is a European-style waterfall fund that is past its investment period and monetizing investments
Incentive fees: •Incentive fees of $1.6 million primarily from a U.S. CLO that reset its capital structure and extended its reinvestment period and from a U.S. direct lending fund
Realized investment income and interest income
•Income of $2.5 million generated from our investments in 11 CLOs and CLO-based investments	•Income of $3.3 million generated from our investments in 16 CLOs and CLO-based investments •Income of $1.3 million from our investment in an APAC credit fund

Nine months ended September 30, 2025	Nine months ended September 30, 2024
Realized net performance income
Carried interest:
•Tax distributions of $14.0 million primarily from ACE IV, ACE V and Pathfinder I
•Distributions of $10.6 million from two alternative credit funds, which are European-style waterfall funds that are past their investment periods and monetizing investments
Incentive fees:
•Incentive fees of $4.6 million from an alternative credit fund that crystallized in connection with a loan repayment
•Incentive fees of $4.4 million from two alternative credit funds that have annual measurement periods in the second quarter and from a U.S. direct lending fund

Carried interest:
•Tax distributions of $30.0 million primarily from ACE IV, ACE V, PCS I and ASOF I
•Distributions of $3.2 million from an alternative credit fund, which is a European-style waterfall fund that passed its investment period and is monetizing investments
Incentive fees:
•Incentive fees of $13.0 million primarily from two alternative credit funds that have annual measurement periods in the second quarter

Realized investment income and interest income
•Income of $9.2 million generated from our investments in 14 CLOs and CLO-based investments •Income of $2.7 million from our investment in SSF IV
•Income of $10.2 million generated from our investments in 19 CLOs and CLO-based investments
•Income of $6.6 million generated from our investment in a U.S. direct lending fund
•Income of $1.3 million from our investment in an APAC credit fund

Interest expense decreased for the three and nine months ended September 30, 2025 when compared to the same periods in 2024, as our recent change in methodology results in allocating a significant portion of interest expense to our most recent acquisitions.

Credit Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of September 30, 2025			As of December 31, 2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
Pathfinder I	$241.8	$205.5	$36.3	$191.4	$165.7	$25.7
Pathfinder II	115.3	90.2	25.1	46.6	36.3	10.3
ASOF I	322.7	238.9	83.8	318.4	223.2	95.2
ASOF II	380.8	267.1	113.7	258.2	181.4	76.8
PCS I	147.0	86.9	60.1	130.1	76.9	53.2
PCS II	247.3	146.3	101.0	171.4	101.5	69.9
ACE IV	196.3	127.5	68.8	168.8	109.6	59.2
ACE V	366.6	231.1	135.5	286.6	180.9	105.7
ACE VI	164.1	103.1	61.0	71.1	44.8	26.3
Other Credit funds	339.4	206.7	132.7	285.4	170.7	114.7
Total Credit Group	$2,521.3	$1,703.3	$818.0	$1,928.0	$1,291.0	$637.0

The following table presents the change in accrued performance income for the Credit Group ($ in millions):

		As of December 31, 2024	Activity during the period			As of September 30, 2025
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
Pathfinder I	European	$191.4	$57.0	$(6.6)	$—	$241.8
Pathfinder II	European	46.6	68.7	—	—	115.3
ASOF I	European	318.4	21.2	—	(16.9)	322.7
ASOF II	European	258.2	122.6	—	—	380.8
PCS I	European	130.1	16.7	—	0.2	147.0
PCS II	European	171.4	74.7	—	1.2	247.3
ACE IV	European	168.8	37.0	(9.5)	—	196.3
ACE V	European	286.6	101.0	(20.8)	(0.2)	366.6
ACE VI	European	71.1	93.0	—	—	164.1
Other Credit funds	European	184.6	113.5	(30.1)	(3.6)	264.4
Other Credit funds	American	100.8	(14.2)	(3.2)	(8.4)	75.0
Total accrued carried interest		1,928.0	691.2	(70.2)	(27.7)	2,521.3
Other credit funds	Incentive	—	25.3	(25.3)	—	—
Total Credit Group		$1,928.0	$716.5	$(95.5)	$(27.7)	$2,521.3

The reduction in ASOF I accrued carried interest was driven by a partial contribution of our rights to receive the carried interest from this fund to a structured investment vehicle. As a result, the contributed carried interest is now reflected as an investment of the structured investment vehicle.

Credit Group—Assets Under Management

The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other	Total Credit Group
Balance at 6/30/2025	$48,820	$43,716	$17,985	$174,244	$81,291	$11,050	$—	$377,106
Net new par/equity commitments	2,780	2,466	937	3,910	1,380	6	—	11,479
Net new debt commitments	77	200	—	4,177	3,346	—	—	7,800
Capital reductions	(2,189)	(434)	(175)	(1,394)	(50)	(6)	—	(4,248)
Distributions	(40)	(358)	(279)	(1,673)	(1,307)	(12)	—	(3,669)
Redemptions	(396)	(123)	—	(615)	(68)	—	—	(1,202)
Net allocations among investment strategies	—	440	—	—	—	—	—	440
Change in fund value	293	804	547	1,664	301	139	—	3,748
Balance at 9/30/2025	$49,345	$46,711	$19,015	$180,313	$84,893	$11,177	$—	$391,454

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 6/30/2024	$46,572	$38,412	$13,200	$141,194	$71,478	$11,966	$301	$323,123
Acquisitions	—	—	—	362	—	—	—	362
Net new par/equity commitments	804	1,144	—	3,841	2,664	277	71	8,801
Net new debt commitments	1,521	250	—	3,515	334	—	—	5,620
Capital reductions	(2,006)	(30)	—	(472)	6	(16)	—	(2,518)
Distributions	(161)	(892)	(258)	(2,022)	(3,238)	(706)	—	(7,277)
Redemptions	(587)	(150)	—	(93)	(24)	—	—	(854)
Net allocations among investment strategies	—	1,052	—	—	50	—	(75)	1,027
Change in fund value	803	854	461	1,571	3,125	217	3	7,034
Balance at 9/30/2024	$46,946	$40,640	$13,403	$147,896	$74,395	$11,738	$300	$335,318

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2024	$46,895	$41,565	$14,964	$159,129	$74,560	$11,470	$275	$348,858
Net new par/equity commitments	4,517	3,336	4,448	9,821	4,158	64	—	26,344
Net new debt commitments	2,494	200	350	15,392	3,346	—	—	21,782
Capital reductions	(4,587)	(711)	(351)	(3,640)	(2,121)	(114)	—	(11,524)
Distributions	(400)	(1,535)	(1,382)	(4,162)	(3,740)	(719)	—	(11,938)
Redemptions	(1,330)	(123)	—	(1,006)	(68)	—	—	(2,527)
Net allocations among investment strategies	—	1,935	—	278	—	—	(278)	1,935
Change in fund value	1,756	2,044	986	4,501	8,758	476	3	18,524
Balance at 9/30/2025	$49,345	$46,711	$19,015	$180,313	$84,893	$11,177	$—	$391,454

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2023	$47,299	$33,886	$14,554	$123,073	$68,264	$11,920	$354	$299,350
Acquisitions	—	—	—	362	—	—	—	362
Net new par/equity commitments	2,165	3,872	—	14,178	6,844	535	142	27,736
Net new debt commitments	5,171	250	—	14,287	996	(380)	—	20,324
Capital reductions	(5,674)	(30)	(1,022)	(2,578)	55	135	—	(9,114)
Distributions	(358)	(1,556)	(727)	(4,899)	(5,180)	(938)	—	(13,658)
Redemptions	(2,813)	(150)	—	(921)	(140)	—	—	(4,024)
Net allocations among investment strategies	(18)	2,347	—	25	200	—	(203)	2,351
Change in fund value	1,174	2,021	598	4,369	3,356	466	7	11,991
Balance at 9/30/2024	$46,946	$40,640	$13,403	$147,896	$74,395	$11,738	$300	$335,318

(1) Amounts represent equity commitments to the platform that have not yet been allocated to an investment strategy.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $391.5	AUM: $335.3

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $14.0 billion and $14.4 billion of AUM of funds from which we indirectly earn management fees as of September 30, 2025 and 2024, respectively, and includes $2.1 billion and $1.7 billion of non-fee paying AUM from our general partner and employee commitments as of September 30, 2025 and 2024, respectively.

Credit Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 6/30/2025	$46,629	$31,581	$8,783	$93,940	$41,905	$5,315	$228,153
Commitments	3,782	—	—	3,073	1,274	—	8,129
Deployment/increase in leverage	13	2,292	505	4,512	2,278	288	9,888
Capital reductions	(2,189)	—	—	(434)	(378)	—	(3,001)
Distributions	(40)	(594)	(133)	(2,352)	(864)	(80)	(4,063)
Redemptions	(397)	(123)	—	(197)	(68)	—	(785)
Net allocations among investment strategies	—	669	—	—	—	—	669
Change in fund value	181	—	—	901	(246)	(79)	757
Change in fee basis	(11)	—	—	—	432	—	421
Balance at 9/30/2025	$47,968	$33,825	$9,155	$99,443	$44,333	$5,444	$240,168

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 6/30/2024	$44,780	$26,091	$8,423	$75,967	$36,557	$5,270	$197,088
Acquisitions	—	—	—	244	—	—	244
Commitments	3,258	—	—	1,826	108	22	5,214
Deployment/increase in leverage	44	1,060	(752)	5,012	1,428	19	6,811
Capital reductions	(2,008)	—	—	(459)	(769)	(33)	(3,269)
Distributions	(148)	(468)	(223)	(2,349)	(312)	(217)	(3,717)
Redemptions	(598)	(150)	—	(93)	(184)	—	(1,025)
Net allocations among investment strategies	—	1,282	—	—	—	—	1,282
Change in fund value	869	30	—	758	1,118	6	2,781
Change in fee basis	—	—	—	—	(172)	—	(172)
Balance at 9/30/2024	$46,197	$27,845	$7,448	$80,906	$37,774	$5,067	$205,237

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2024	$44,629	$29,384	$7,899	$86,415	$35,786	$5,032	$209,145
Commitments	8,428	10	—	9,265	2,724	38	20,465
Deployment/increase in leverage	22	4,457	1,957	11,035	5,826	1,297	24,594
Capital reductions	(4,595)	—	—	(2,747)	(793)	(77)	(8,212)
Distributions	(409)	(2,224)	(701)	(6,091)	(2,504)	(739)	(12,668)
Redemptions	(1,318)	(123)	—	(588)	(148)	—	(2,177)
Net allocations among investment strategies	—	2,293	—	—	—	—	2,293
Change in fund value	1,222	28	—	2,154	3,342	(76)	6,670
Change in fee basis	(11)	—	—	—	100	(31)	58
Balance at 9/30/2025	$47,968	$33,825	$9,155	$99,443	$44,333	$5,444	$240,168

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2023	$46,140	$23,218	$8,490	$67,596	$34,246	$5,590	$185,280
Acquisitions	—	—	—	244	—	—	244
Commitments	7,050	—	—	7,873	121	30	15,074
Deployment/increase in leverage	103	2,877	15	12,824	4,791	611	21,221
Capital reductions	(5,509)	—	—	(2,281)	(1,304)	(51)	(9,145)
Distributions	(352)	(988)	(1,057)	(7,165)	(1,008)	(844)	(11,414)
Redemptions	(2,824)	(150)	—	(292)	(1,081)	—	(4,347)
Net allocations among investment strategies	(18)	2,799	—	—	—	—	2,781
Change in fund value	1,607	89	—	2,107	575	(269)	4,109
Change in fee basis	—	—	—	—	1,434	—	1,434
Balance at 9/30/2024	$46,197	$27,845	$7,448	$80,906	$37,774	$5,067	$205,237

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $240.2	FPAUM: $205.2

Invested capital	Market value(1)	Collateral balances (at par)	Capital commitments

(1)Includes $58.7 billion and $43.5 billion from funds that primarily invest in illiquid strategies as of September 30, 2025 and 2024, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of September 30, 2025

ARCC contributed approximately 31% of the Credit Group’s total management fees for the nine months ended September 30, 2025. In addition, the Credit Group’s other significant funds, which are presented in the tables below, collectively contributed approximately 40% of the Credit Group’s management fees for the nine months ended September 30, 2025.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of September 30, 2025 ($ in millions):

				Returns(%)
	Primary Investment Strategy	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)
Fund				Gross	Net	Gross	Net	Gross	Net
ARCC(2)	U.S. Direct Lending	2004	$35,200	N/A	3.0	N/A	8.1	N/A	12.1
CADC(3)	U.S. Direct Lending	2017	8,278	N/A	2.5	N/A	6.6	N/A	7.1
Open-ended core alternative credit fund(4)	Alternative Credit	2021	7,432	3.2	2.4	9.4	6.9	11.8	8.8
ASIF(3)	U.S. Direct Lending	2023	22,954	N/A	2.6	N/A	7.1	N/A	11.2
Open-ended European direct lending fund(5)	European Direct Lending	2024	5,573	N/A	2.0	N/A	5.7	N/A	10.1

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
(4)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. The fund is made up of a Main Class (“Class M”) and a Constrained Class (“Class C”). Class M includes investors electing to participate in all investments and Class C includes investors electing to be excluded from exposure to liquid investments. Returns presented in the table are for onshore Class M. The current quarter gross and net returns for Class M (offshore) are 3.1% and 2.3%, respectively. The year-to-date gross and net returns for Class M (offshore) are 9.3% and 6.8%, respectively. The since inception gross and net returns for Class M (offshore) are 11.7% and 8.3%, respectively. The current quarter gross and net returns for Class C (offshore) are 2.9% and 2.2%, respectively. The year-to-date gross and net returns for Class C (offshore) are 8.4% and 6.2%, respectively. The since inception gross and net returns for Class C (offshore) are 11.3% and 8.1%, respectively.
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

The following table presents the performance data of the Credit Group’s significant drawdown funds as of September 30, 2025 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
PCS II	U.S. Direct Lending	2020	$6,433	$5,114	$4,053	$994	$4,403	$5,397	1.4x	1.3x	13.3	9.4
ASOF II	Opportunistic Credit	2021	9,296	7,128	6,202	27	7,986	8,013	1.4x	1.3x	17.9	13.1
ACE VI Unlevered(7)	European Direct Lending	2022	24,684	7,439	3,011	171	3,129	3,300	1.1x	1.1x	13.3	9.5
ACE VI Levered(7)				9,667	3,615	273	3,866	4,139	1.2x	1.1x	20.5	14.6
SDL III Unlevered(8)	U.S. Direct Lending	2023	27,223	3,311	1,243	66	1,274	1,340	1.1x	1.1x	13.9	10.3
SDL III Levered				11,959	3,331	295	3,542	3,837	1.2x	1.2x	27.6	19.2
Funds Harvesting Investments
ACE IV Unlevered(9)	European Direct Lending	2018	6,086	2,851	2,454	2,056	1,171	3,227	1.4x	1.3x	8.0	5.8
ACE IV Levered(9)				4,819	4,096	3,825	2,022	5,847	1.6x	1.4x	11.0	7.8
ACE V Unlevered(10)	European Direct Lending	2020	17,511	7,026	5,831	1,711	5,626	7,337	1.3x	1.3x	10.3	7.6
ACE V Levered(10)				6,376	5,305	2,206	5,192	7,398	1.5x	1.3x	14.4	10.6
SDL II Unlevered	U.S. Direct Lending	2021	16,468	1,989	1,700	405	1,665	2,070	1.3x	1.2x	11.4	9.0
SDL II Levered				6,047	4,924	1,793	4,695	6,488	1.4x	1.3x	17.7	13.4

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
(7)ACE VI is made up of six parallel funds, four denominated in Euros and two denominated in pound sterling: ACE VI (E) Unlevered, ACE VI (E) II Unlevered, ACE VI (G) Unlevered, ACE VI (E) Levered, ACE VI (E) II Levered, and ACE VI (G) Levered, and three feeder funds: ACE VI (D) Levered, ACE VI (Y) Unlevered and ACE VI (D) Rated Notes. ACE VI (E) II Levered includes ACE VI (D) Levered feeder fund and ACE VI (E) II Unlevered includes ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR and gross and net MoIC presented in the table are for ACE VI (E) Unlevered and ACE VI (E) Levered. Metrics for ACE VI (E) II Levered exclude the ACE VI (D) Levered feeder fund and metrics for ACE VI (E) II Unlevered exclude ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR for ACE VI (G) Unlevered are 15.0% and 10.5%, respectively. The gross and net MoIC for ACE VI (G) Unlevered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE VI (G) Levered are 24.3% and 14.4%, respectively. The gross and net MoIC for ACE VI (G) Levered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE VI (E) II Unlevered are 13.1% and 9.2%, respectively. The gross and net MoIC for ACE VI (E) II Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (E) II Levered are 21.1% and 15.2%, respectively. The gross and net MoIC for ACE VI (E) II Levered are 1.2x and 1.2x, respectively. The gross and net IRR for ACE VI (D) Levered are 24.4% and 18.6%, respectively. The gross and net MoIC for ACE VI (D) Levered are 1.2x and 1.2x, respectively. The gross and net IRR for ACE VI (Y) Unlevered are 9.9% and 6.4%, respectively. The gross and net MoIC for ACE VI (Y) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (D) Rated Notes are 20.5% and 12.5%, respectively. The gross and net MoIC for ACE VI (D) Rated Notes are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE VI Unlevered and ACE VI Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)SDL III Unlevered includes investor commitments in three currencies: U.S. dollars, pound sterling, and yen. The gross and net IRR and MoIC presented in the table are for investors committed in U.S. dollars. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for SDL III Unlevered are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(9)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered and one feeder fund: ACE IV (D) Levered. ACE IV (E) Levered includes the ACE IV (D) Levered feeder fund. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered exclude the U.S. dollar denominated feeder fund. The gross and net IRR for ACE IV (G) Unlevered are 9.6% and 7.0%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE IV (G) Levered are 12.3% and 8.7%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.7x and 1.5x, respectively. The gross and net IRR for ACE IV (D) Levered are 12.4% and 9.1%, respectively. The gross and net MoIC for ACE IV (D) Levered are 1.7x and 1.5x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(10)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered, and two feeder funds: ACE V (D) Levered and ACE V (Y) Unlevered. ACE V (E) Levered includes the ACE V (D) Levered feeder fund and ACE V (E) Unlevered includes the ACE V (Y) Unlevered feeder fund. The gross and net IRR and gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Levered exclude the ACE V (D) Levered feeder fund and metrics for ACE V (E) Unlevered exclude the ACE V (Y) Unlevered feeder fund. The gross and net IRR for ACE V(G) Unlevered are 11.9% and 9.0%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.4x and 1.3x, respectively. The gross and net IRR for ACE V (G) Levered are 15.6% and 11.3%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE V (D) Levered are 14.8% and 11.1%, respectively. The gross and net MoIC for ACE V (D) Levered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE V (Y) Unlevered are 10.3% and 7.4%, respectively. The gross and net MoIC for ACE V (Y) Unlevered are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Real Assets Group—Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

Fee Related Earnings
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Management fees	$177,655	$105,733	$71,922	68%	$484,032	$299,156	$184,876	62%
Fee related performance revenues	5,904	—	5,904	NM	6,051	—	6,051	NM
Other fees	55,556	7,263	48,293	NM	125,494	18,783	106,711	NM
Compensation and benefits	(85,513)	(42,360)	(43,153)	(102)	(222,504)	(119,403)	(103,101)	(86)
General, administrative and other expenses	(27,515)	(14,118)	(13,397)	(95)	(79,062)	(43,857)	(35,205)	(80)
Fee Related Earnings	$126,087	$56,518	69,569	123	$314,011	$154,679	159,332	103

Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

$177.7
$8.3
$2.0
$1.6
$5.5
$58.3
$102.0
$105.7
$1.2
$6.1
$98.4
$484.0
$14.3
$7.0
$1.6
$15.8
$140.5
$304.8
$299.2
$3.1
$7.3
$288.8
Q3 2025
Q3 2024
YTD Q3 2025
YTD Q3 2024
Effective management fee rate
0.87%
0.94%
0.89%
0.94%
Fees from funds in existence in both periods
Fees from GCP Acquisition
Fees from WSM Acquisition
Part I Fees
Catch-up fees
Fees from funds launched subsequent to Q3 2024
Fees from funds that no longer pay fees in Q3 2025

The following table presents the components of and causes for changes in the Real Assets Group’s management fees for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 ($ in millions):

	Three month change	Nine month change
Fees from acquisitions:
Fees from the GCP Acquisition effective March 1, 2025, excluding catch-up fees	$58.3	$140.5
Fees from the WSM Acquisition effective December 1, 2024	5.5	15.8
Catch-up fees generated from U.S. Logistics Partners V, L.P.	—	3.7
Perpetual wealth vehicles:
Fees from our open-ended infrastructure fund, excluding Part I Fees, our diversified non-traded REIT and our U.S. open-ended industrial real estate fund, driven by additional capital raised	8.8	16.5
Part I Fees from our open-ended infrastructure fund driven by an increase in net investment income from its growing portfolio of investments	1.6	1.6
Capital commitments:
Fees from our fourth European value-add real estate equity fund, our 11th U.S. value-add real estate equity fund and ACIP II, excluding catch-up fees	2.6	10.7
Catch-up fees from our fourth European value-add real estate equity fund, our 11th U.S. value-add real estate equity fund and ACIP II	0.8	1.1
Catch-up fees from Ares U.S. Real Estate Opportunity Fund IV, L.P. (“AREOF IV”), which had its final close in the third quarter of 2024	(5.0)	(6.5)
Distributions that reduced the fee base of U.S. Power Fund IV, L.P. and Infrastructure Debt Fund IV, L.P. as the funds are past their investment periods	(2.2)	(4.4)
Cumulative effect of other changes	1.5	5.9
Total	$71.9	$184.9

The decreases in effective management fee rate for the three and nine months ended September 30, 2025 compared to the same periods in 2024 were primarily driven by lower effective management fee rates from funds that we manage as a result of the GCP Acquisition and the impact of the fees received from these funds. Certain of these funds pay management fees based on net operating income and we present the associated effective management fee rates as a percentage of fund assets, which may result in greater variability in the Real Assets Group’s effective management fee rate. In addition, due to the vertically integrated focus of the acquired platform following the GCP Acquisition, we expect the size and composition of other fees earned from these funds will increase relative to management fees.
Fee Related Performance Revenues. Fee related performance revenues for the three and nine months ended September 30, 2025 were primarily attributable to incentive fees earned from our U.S. open-ended industrial real estate fund that vary based upon a three-year measurement period calculated for each fund investor.
Other Fees. The increases in other fees for the three and nine months ended September 30, 2025 compared to the same periods in 2024 were driven by incremental fees of $45.5 million and $100.5 million, respectively, following the completion of the GCP Acquisition. The GCP Acquisition enhances our vertically integrated capabilities, which enables us to earn various forms of property-related fees. For the three and nine months ended September 30, 2025, these incremental fees largely represented development and leasing fees.
Excluding the aforementioned impact of the GCP Acquisition, other fees increased by $2.8 million and $6.2 million, or 39% and 33%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to higher property management fees from increased activity within certain U.S. real estate equity funds.
Compensation and Benefits. The GCP Acquisition added 530 professionals to our period end headcount as of September 30, 2025, which represents 444 full-time equivalents for the year-to-date period. Headcount growth attributable to the GCP Acquisition contributed $35.8 million and $83.2 million in employment related costs for the three and nine months ended September 30, 2025, respectively, largely reflecting salary expense and incentive-based compensation.
Compensation and benefits, excluding the aforementioned impact from the GCP Acquisition, increased by $7.6 million and $20.1 million, or 18% and 17%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases in compensation and benefits over the comparative periods were driven by: (i) higher incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year; and (ii) higher fee related performance compensation of $3.5 million for each of the comparative periods, corresponding to the aforementioned increases in fee related performance revenues.

Full-time equivalent headcount increased by 123% to 860 investment and investment support professionals for the year-to-date period in 2025 from 386 professionals for the same period in 2024, including the impact of GCP International previously discussed.
General, Administrative and Other Expenses. The GCP Acquisition contributed $10.1 million and $27.6 million in general, administrative and other expenses for the three and nine months ended September 30, 2025, respectively, and included certain non-recurring integration costs of $0.7 million and $1.8 million, respectively. We expect the remainder of the operating expenses to fluctuate during an integration period as we seek to generate cost savings and begin to execute on synergy opportunities.
General, administrative and other expenses, excluding the aforementioned impact from the GCP Acquisition, increased by $3.3 million and $7.6 million, or 24% and 17%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases were driven by supplemental distribution fees, which increased by $3.5 million and $5.0 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, as we expanded our wealth product offerings with our open-ended infrastructure fund.
In addition, occupancy costs and information technology costs collectively increased by $3.0 million for the nine months ended September 30, 2025 compared to the same period in 2024 to support our growing headcount and the expansion of our business.
Realized Income

The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Fee Related Earnings	$126,087	$56,518	$69,569	123%	$314,011	$154,679	$159,332	103%
Performance income—realized	1,200	15,441	(14,241)	(92)	70,186	24,324	45,862	189
Performance related compensation—realized	(769)	(9,403)	8,634	92	(49,893)	(15,134)	(34,759)	(230)
Realized net performance income	431	6,038	(5,607)	(93)	20,293	9,190	11,103	121
Investment income (loss)—realized	10,415	3,729	6,686	179	24,878	(592)	25,470	NM
Interest income	1,639	245	1,394	NM	4,922	3,543	1,379	39
Interest expense	(26,521)	(6,190)	(20,331)	NM	(66,808)	(21,472)	(45,336)	(211)
Realized net investment loss	(14,467)	(2,216)	(12,251)	NM	(37,008)	(18,521)	(18,487)	(100)
Realized Income	$112,051	$60,340	51,711	86	$297,296	$145,348	151,948	105

The Real Assets Group’s realized activities were principally composed of and caused by the following:

Three months ended September 30, 2025	Three months ended September 30, 2024
Realized net performance income
Carried interest:
•Distributions of $0.4 million from U.S. Real Estate Fund VIII, L.P. (“US VIII”), which is a European-style waterfall fund that is past its investment period and monetizing investments

Carried interest:
•Distributions of $3.1 million from the partial sale of an ACIP I co-investment vehicle’s investment in a renewable energy company
•Distributions of $2.4 million from US VIII, which is past its investment period and monetizing investments

Realized investment income and interest income
•Income of $7.9 million from our APAC real estate equity and real estate debt funds •Income of $2.2 million from US VIII	•Income of $1.2 million from the sale of an infrastructure opportunities fund’s investment in a wind energy company and $1.2 million from an infrastructure debt fund

Nine months ended September 30, 2025	Nine months ended September 30, 2024
Realized net performance income
Carried interest:
•Tax distributions of $12.6 million from EIF V
•Distributions of $4.6 million from US VIII and a U.S. real estate equity fund, which are both European-style waterfall funds that are past their investment periods and monetizing investments
•Distributions of $2.1 million from the sale of an ACIP I co-investment vehicle’s investment in a renewable energy company

Carried interest:
•Distributions of $3.5 million from US VIII, which is past its investment period and monetizing investments
•Distributions of $3.1 million from the partial sale of an ACIP I co-investment vehicle’s investment in a renewable energy company
Incentive fees:
•Incentive fees of $1.9 million generated from a U.S. open-ended industrial real estate fund that varies based upon a three-year measurement period calculated for each fund investor

Realized investment income and interest income
•Income of $15.8 million from our APAC real estate equity and real estate debt funds •Income of $3.5 million from US VIII
•Realized investment losses of $12.4 million associated with a guarantee of a credit facility provided in connection with a historical acquisition
•Income of $6.4 million from funds within our real estate debt strategy and $2.6 million from an infrastructure debt fund
•Income of $1.2 million from the sale of an infrastructure opportunities fund’s investment in a wind energy company

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

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of September 30, 2025			As of December 31, 2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US IX	$109.6	$68.0	$41.6	$99.8	$61.9	$37.9
EIF V	91.4	68.3	23.1	121.3	90.7	30.6
IDF V	161.7	99.4	62.3	113.7	69.3	44.4
ACIP I	96.0	66.0	30.0	97.7	66.8	30.9
Other Real Assets funds	150.5	97.2	53.3	135.8	85.7	50.1
Total Real Assets Group	$609.2	$398.9	$210.3	$568.3	$374.4	$193.9

The following table presents the change in accrued performance income for the Real Assets Group ($ in millions):

		As of December 31, 2024	Activity during the period			As of September 30, 2025
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US IX	European	$99.8	$9.8	$—	$—	$109.6
EIF V	European	121.3	19.9	(49.8)	—	91.4
IDF V	European	113.7	31.2	—	16.8	161.7
ACIP I	European	97.7	3.6	(5.3)	—	96.0
Other Real Assets funds	European	97.2	22.0	(14.6)	0.7	105.3
Other Real Assets funds	American	38.6	6.6	—	—	45.2
Total accrued carried interest		568.3	93.1	(69.7)	17.5	609.2
Other Real Assets funds	Incentive	—	0.5	(0.5)	—	—
Total Real Assets Group		$568.3	$93.6	$(70.2)	$17.5	$609.2

Real Assets Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 6/30/2025	$108,650	$21,124	$129,774
Net new par/equity commitments	1,698	1,649	3,347
Net new debt commitments	1,096	377	1,473
Capital reductions	(883)	—	(883)
Distributions	(741)	(531)	(1,272)
Redemptions	(226)	(366)	(592)
Net allocations among investment strategies	(133)	258	125
Change in fund value	39	343	382
Balance at 9/30/2025	$109,500	$22,854	$132,354

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 6/30/2024	$51,527	$16,165	$67,692
Net new par/equity commitments	1,182	422	1,604
Net new debt commitments	1,250	—	1,250
Capital reductions	(254)	—	(254)
Distributions	(414)	(519)	(933)
Redemptions	(206)	—	(206)
Change in fund value	565	635	1,200
Balance at 9/30/2024	$53,650	$16,703	$70,353

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2024	$58,246	$17,052	$75,298
Acquisitions	43,273	2,008	45,281
Net new par/equity commitments	3,869	4,035	7,904
Net new debt commitments	5,162	544	5,706
Capital reductions	(2,035)	—	(2,035)
Distributions	(2,591)	(1,859)	(4,450)
Redemptions	(516)	(366)	(882)
Net allocations among investment strategies	(239)	413	174
Change in fund value	4,331	1,027	5,358
Balance at 9/30/2025	$109,500	$22,854	$132,354

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2023	$49,715	$15,698	$65,413
Net new par/equity commitments	3,311	1,191	4,502
Net new debt commitments	2,954	—	2,954
Capital reductions	(589)	—	(589)
Distributions	(1,055)	(1,459)	(2,514)
Redemptions	(931)	—	(931)
Change in fund value	245	1,273	1,518
Balance at 9/30/2024	$53,650	$16,703	$70,353

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $132.4	AUM: $70.3

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.4 billion and $0.7 billion of non-fee paying AUM from our general partner and employee commitments as of September 30, 2025 and 2024, respectively.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 6/30/2025	$67,192	$12,303	$79,495
Commitments	1,695	1,116	2,811
Deployment/increase in leverage	850	610	1,460
Capital reductions	(774)	—	(774)
Distributions	(541)	(1,163)	(1,704)
Redemptions	(226)	(366)	(592)
Net allocations among investment strategies	(133)	258	125
Change in fund value	7	(503)	(496)
Change in fee basis	178	—	178
Balance at 9/30/2025	$68,248	$12,255	$80,503

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 6/30/2024	$30,298	$11,325	$41,623
Commitments	1,104	49	1,153
Deployment/increase in leverage	526	255	781
Distributions	(286)	(295)	(581)
Redemptions	(206)	—	(206)
Change in fund value	419	108	527
Change in fee basis	(124)	(60)	(184)
Balance at 9/30/2024	$31,731	$11,382	$43,113

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2024	$32,896	$11,192	$44,088
Acquisitions	30,178	289	30,467
Commitments	3,068	1,692	4,760
Deployment/increase in leverage	2,250	2,006	4,256
Capital reductions	(951)	—	(951)
Distributions	(1,812)	(2,603)	(4,415)
Redemptions	(516)	(366)	(882)
Net allocations among investment strategies	(239)	413	174
Change in fund value	3,433	(727)	2,706
Change in fee basis	(59)	359	300
Balance at 9/30/2025	$68,248	$12,255	$80,503

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2023	$30,310	$11,028	$41,338
Commitments	2,482	192	2,674
Deployment/increase in leverage	1,715	793	2,508
Capital reductions	(12)	—	(12)
Distributions	(801)	(648)	(1,449)
Redemptions	(931)	—	(931)
Change in fund value	6	77	83
Change in fee basis	(1,038)	(60)	(1,098)
Balance at 9/30/2024	$31,731	$11,382	$43,113

The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $80.5	FPAUM: $43.1

Invested capital/other(1)	GAV	Market value(2)	Capital commitments

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Real Assets Group—Fund Performance Metrics as of September 30, 2025

The significant funds presented in the tables below collectively contributed approximately 34% of the Real Assets Group’s management fees for the nine months ended September 30, 2025.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Assets Group as of September 30, 2025 ($ in millions):

				Returns(%)
	Primary Investment Strategy	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)
Fund				Gross	Net	Gross	Net	Gross	Net
Diversified non-traded REIT(2)	Real Estate	2012	$7,010	N/A	3.2	N/A	7.9	N/A	6.4
J-REIT(3)	Real Estate	2012	8,076	N/A	N/A	N/A	N/A	N/A	13.3
Industrial non-traded REIT(4)	Real Estate	2017	7,565	N/A	1.8	N/A	6.3	N/A	8.5
U.S. open-ended industrial real estate fund(5)	Real Estate	2017	5,779	1.3	1.0	4.6	3.8	16.4	13.4
Japanese open-ended industrial real estate fund	Real Estate	2020	3,856	3.6	3.3	7.6	6.8	13.6	11.8

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

The following table presents the performance data of the Real Assets Group’s significant drawdown funds as of September 30, 2025 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
Europe Logistics Income Partners II SCSp (“EIP II”)(7)	Real Estate	2020	$4,033	$1,839	$1,786	$222	$1,782	$2,004	1.2x	1.1x	3.2	2.8

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

Private Equity Group—Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024
Fee Related Earnings
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Management fees	$33,284	$34,621	$(1,337)	(4)%	$97,049	$103,126	$(6,077)	(6)%
Other fees	467	372	95	26	1,298	1,258	40	3
Compensation and benefits	(15,752)	(13,877)	(1,875)	(14)	(46,379)	(42,737)	(3,642)	(9)
General, administrative and other expenses	(4,892)	(4,576)	(316)	(7)	(14,708)	(15,282)	574	4
Fee Related Earnings	$13,107	$16,540	(3,433)	(21)	$37,260	$46,365	(9,105)	(20)

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):

$33.3
$2.0
$31.3
$34.6
$2.1
$32.5
$97.0
$2.0
$95.0
$103.1
$5.9
$97.2
Q3 2025
Q3 2024
YTD Q3 2025
YTD Q3 2024
Effective management fee rate
1.14%
1.11%
1.13%
1.10%
Fees from funds in existence in both periods
Fees from acquired APAC private equity funds
Fees from funds that no longer pay fees in Q3 2025

The following table presents the components of and causes for changes in the Private Equity Group’s management fees for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 ($ in millions):

	Three month change	Nine month change
Fees from acquired APAC private equity funds effective August 1, 2025	$2.0	$2.0
Corporate private equity extended value fund that stopped paying fees at the end of the fourth quarter of 2024	(1.7)	(5.1)
Cumulative effect of other changes	(1.6)	(3.0)
Total	$(1.3)	$(6.1)

The increases in effective management fee rate for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 were primarily driven by a corporate private equity extended fund that stopped paying fees at the end of the fourth quarter of 2024 and had a lower effective management fee rate than the average effective management fee rate of funds within the Private Equity Group.

Compensation and Benefits. The changes in compensation and benefits largely reflect higher incentive-based compensation recognized in anticipation of management fees from Ares Corporate Opportunities Fund VII, L.P. (“ACOF VII”) turning on in the fourth quarter of 2025. Full-time equivalent headcount increased by 4% to 107 investment and investment support professionals for the year-to-date period in 2025 from 103 professionals in 2024.

Realized Income

The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Fee Related Earnings	$13,107	$16,540	$(3,433)	(21)%	$37,260	$46,365	$(9,105)	(20)%
Performance income—realized	3,744	475	3,269	NM	39,733	9,032	30,701	NM
Performance related compensation—realized	(2,999)	(380)	(2,619)	NM	(29,856)	(7,235)	(22,621)	NM
Realized net performance income	745	95	650	NM	9,877	1,797	8,080	NM
Investment income (loss)—realized	513	526	(13)	(2)	(3,720)	1,287	(5,007)	NM
Interest income	1	4	(3)	(75)	2,024	12	2,012	NM
Interest expense	(3,785)	(4,454)	669	15	(11,775)	(13,801)	2,026	15
Realized net investment loss	(3,271)	(3,924)	653	17	(13,471)	(12,502)	(969)	(8)
Realized Income	$10,581	$12,711	(2,130)	(17)	$33,666	$35,660	(1,994)	(6)

The Private Equity Group’s realized activities were principally composed of and caused by the following:

Three months ended September 30, 2025	Three months ended September 30, 2024
Realized net performance income
Carried interest: •Distributions from partial sales of ACOF IV’s investments in various energy companies	•No significant activities

Nine months ended September 30, 2025	Nine months ended September 30, 2024
Realized net performance income
Carried interest: •Distributions from partial sales of ACOF VI’s investment in FYBR and ACOF IV’s investments in various energy companies	Carried interest: •Distributions from ACOF IV’s investment in various energy companies
Realized investment income (loss) and interest income
•Realized investment loss of $5.7 million from Ares Corporate Opportunities Fund III, L.P. as the fund continues to liquidate its remaining assets	•No significant activities
Interest expense decreased for the three and nine months ended September 30, 2025 when compared to the same periods in 2024, as our recent change in methodology results in allocating a significant portion of interest expense to our most recent acquisitions.

Private Equity Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in millions):

	As of September 30, 2025			As of December 31, 2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF IV	$130.8	$104.7	$26.1	$166.8	$133.6	$33.2
ACOF VI	613.3	543.2	70.1	523.1	442.8	80.3
Other Private Equity funds	14.0	11.3	2.7	20.9	14.8	6.1
Total Private Equity Group	$758.1	$659.2	$98.9	$710.8	$591.2	$119.6
The following table presents the change in accrued carried interest for the Private Equity Group ($ in millions):

		As of December 31, 2024	Activity during the period			As of September 30, 2025
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Other Adjustments	Accrued Carried Interest
ACOF IV	American	$166.8	$(19.5)	$(16.5)	$—	$130.8
ACOF VI	American	523.1	139.0	(23.2)	(25.6)	613.3
Other Private Equity funds	European	13.1	(12.6)	—	—	0.5
Other Private Equity funds	American	7.8	5.7	—	—	13.5
Total Private Equity Group		$710.8	$112.6	$(39.7)	$(25.6)	$758.1

The reduction in ACOF VI accrued carried interest was driven by a partial contribution of our rights to receive the carried interest from this fund to a structured investment vehicle. As a result, the contributed carried interest is now reflected as an investment of the structured investment vehicle.

Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Other	Total Private Equity Group
Balance at 6/30/2025	$21,201	$2,565	$—	$23,766
Acquisitions	—	856	—	856
Net new par/equity commitments	516	12	—	528
Capital reductions	(1)	—	—	(1)
Distributions	(70)	(81)	—	(151)
Change in fund value	78	20	—	98
Balance at 9/30/2025	$21,724	$3,372	$—	$25,096

	Corporate Private Equity	APAC Private Equity	Other	Total Private Equity Group
Balance at 6/30/2024	$21,270	$3,310	$—	$24,580
Net new par/equity commitments	105	—	—	105
Distributions	(187)	(8)	—	(195)
Change in fund value	208	(194)	—	14
Balance at 9/30/2024	$21,396	$3,108	$—	$24,504

	Corporate Private Equity	APAC Private Equity	Other	Total Private Equity Group
Balance at 12/31/2024	$21,064	$2,977	$—	$24,041
Acquisitions	—	856	—	856
Net new par/equity commitments	1,475	28	—	1,503
Capital reductions	(55)	—	—	(55)
Distributions	(1,275)	(81)	—	(1,356)
Change in fund value	515	(408)	—	107
Balance at 9/30/2025	$21,724	$3,372	$—	$25,096

	Corporate Private Equity	APAC Private Equity	Other(1)	Total Private Equity Group
Balance at 12/31/2023	$20,998	$3,414	$139	$24,551
Net new par/equity commitments	374	3	58	435
Capital reductions	(4)	—	—	(4)
Distributions	(240)	(19)	—	(259)
Redemptions	—	(2)	—	(2)
Net allocations among investment strategies	150	—	(197)	(47)
Change in fund value	118	(288)	—	(170)
Balance at 9/30/2024	$21,396	$3,108	$—	$24,504

(1) Amounts represent equity commitments to the platform that have not yet been allocated to an investment strategy.

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $25.1	AUM: $24.5

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.1 billion and $1.3 billion of non-fee paying AUM from our general partner and employee commitments as of September 30, 2025 and 2024, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 6/30/2025	$9,491	$1,502	$10,993
Acquisitions	—	1,118	1,118
Deployment/increase in leverage	1	—	1
Distributions	(8)	—	(8)
Change in fund value	(16)	—	(16)
Change in fee basis	—	(240)	(240)
Balance at 9/30/2025	$9,468	$2,380	$11,848

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 6/30/2024	$10,592	$1,673	$12,265
Deployment/increase in leverage	9	—	9
Distributions	(54)	—	(54)
Change in fund value	(5)	—	(5)
Change in fee basis	68	—	68
Balance at 9/30/2024	$10,610	$1,673	$12,283

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2024	$9,860	$1,567	$11,427
Acquisitions	—	1,118	1,118
Deployment/increase in leverage	26	7	33
Capital reductions	(11)	—	(11)
Distributions	(8)	—	(8)
Change in fund value	(14)	—	(14)
Change in fee basis	(385)	(312)	(697)
Balance at 9/30/2025	$9,468	$2,380	$11,848

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2023	$11,459	$1,665	$13,124
Deployment/increase in leverage	18	16	34
Distributions	(54)	—	(54)
Redemptions	—	(2)	(2)
Change in fund value	(33)	—	(33)
Change in fee basis	(780)	(6)	(786)
Balance at 9/30/2024	$10,610	$1,673	$12,283
The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $11.8	FPAUM: $12.3

Capital commitments	Invested capital

Private Equity Group—Fund Performance Metrics as of September 30, 2025

The significant funds presented in the table below collectively contributed approximately 75% of the Private Equity Group’s management fees for the nine months ended September 30, 2025.

The following table presents the performance data of the Private Equity Group’s significant drawdown funds as of September 30, 2025 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Deploying Capital
ACOF VI	Corporate Private Equity	2020	$8,546	$5,743	$5,869	$2,107	$8,080	$10,187	1.7x	1.5x	21.5	16.1
Funds Harvesting Investments
ACOF V	Corporate Private Equity	2017	7,092	7,850	7,611	4,115	6,622	10,737	1.4x	1.3x	7.1	5.2

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
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 5.3% for ACOF V and 15.5% for ACOF VI.

Secondaries Group—Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

Fee Related Earnings

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Management fees	$91,303	$48,084	$43,219	90%	$210,596	$140,650	$69,946	50%
Fee related performance revenues	17,110	2,508	14,602	NM	43,002	20,633	22,369	108
Other fees	196	58	138	238	6,119	116	6,003	NM
Compensation and benefits	(24,952)	(14,432)	(10,520)	(73)	(66,390)	(47,971)	(18,419)	(38)
General, administrative and other expenses	(9,624)	(8,464)	(1,160)	(14)	(28,173)	(26,428)	(1,745)	(7)
Fee Related Earnings	$74,033	$27,754	46,279	167	$165,154	$87,000	78,154	90

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):

$210.6
$3.9
$25.9
$180.8
$140.7
$0.5
$0.6
$139.6
$91.3
$1.3
$27.2
$62.8
$48.1
$48.1
Q3 2025
Q3 2024
YTD Q3 2025
YTD Q3 2024
Effective management fee rate
0.94%
0.92%
0.93%
0.92%
Fees from funds in existence in both periods
Catch-up fees
Fees from funds launched subsequent to Q3 2024
Fees from funds that no longer pay fees in Q3 2025

The following table presents the components of and causes for changes in the Secondaries Group’s management fees for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 ($ in millions):

	Three month change	Nine month change
Capital commitments:
Catch-up fees generated from ASIS III and related vehicles	$27.2	$25.3
Fees from ASIS III, excluding catch-up fees, and a credit secondaries fund	7.4	21.5
Perpetual wealth vehicles:
Fees from APMF, driven by additional capital raised	7.6	20.3
Cumulative effect of other changes	1.0	2.8
Total	$43.2	$69.9
The increases in effective management fee rate for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 were primarily due to additional capital raised by APMF that has a fee rate of 1.40%.

Fee Related Performance Revenues. The increases in fee related performance revenues for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 were attributable to higher incentive fees earned from APMF driven by increased IGAUM and higher investment returns over the comparative periods.

Other Fees. The increase in other fees for the nine months ended September 30, 2025 compared to the same period in 2024 were attributable to capital markets transaction fees associated with services provided by Ares Management Capital Markets LLC (“AMCM”) during the second quarter of 2025.
Compensation and Benefits. The increases in compensation and benefits for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 were driven by: (i) higher incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year; and (ii) higher fee related performance compensation of $7.4 million and $11.6 million, respectively, corresponding to the increases in fee related performance revenues. We reduced fee related performance compensation by $3.1 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and $8.7 million and $6.0 million for the nine months ended September 30, 2025 and 2024, respectively, to reclaim a portion of the supplemental distribution fees paid to distribution partners.

Full-time equivalent headcount increased slightly to 115 investment and investment support professionals for the year-to-date period in 2025 from 112 professionals in 2024.

General, Administrative and Other Expenses. The increases in general, administrative and other expenses were primarily due to costs incurred to support distribution of shares in APMF. Supplemental distribution fees increased by $1.9 million and $3.4 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024.

Conversely, placement fee expense decreased by $1.1 million for the nine months ended September 30, 2025 compared to the same period in 2024. The activity for the nine months ended September 30, 2024 included $1.3 million of investor service fees that were fully recognized through the service period that ended in the third quarter of 2024.

Realized Income

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Fee Related Earnings	$74,033	$27,754	$46,279	167%	$165,154	$87,000	$78,154	90%
Performance income—realized	177	—	177	NM	177	361	(184)	(51)
Performance related compensation—realized	(106)	—	(106)	NM	(106)	110	(216)	NM
Realized net performance income	71	—	71	NM	71	471	(400)	(85)
Investment income—realized	221	76	145	191	376	390	(14)	(4)
Interest income	68	20	48	240	1,048	64	984	NM
Interest expense	(2,076)	(5,566)	3,490	63	(5,946)	(21,511)	15,565	72
Realized net investment loss	(1,787)	(5,470)	3,683	(67)	(4,522)	(21,057)	16,535	79
Realized Income	$72,317	$22,284	50,033	225	$160,703	$66,414	94,289	142

Realized net investment loss for the three and nine months ended September 30, 2025 and 2024 largely represents allocated interest expense exceeding investment income during these periods.

Interest expense decreased for the three and nine months ended September 30, 2025 when compared to the same periods in 2024, as our recent change in methodology results in allocating a significant portion of interest expense to our most recent acquisitions.
Secondaries Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondaries Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of September 30, 2025			As of December 31, 2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$1.6	$1.6	$—	$144.1	$123.3	$20.8
LREF VIII	79.0	66.9	12.1	81.3	68.9	12.4
Other Secondaries funds	79.9	60.6	19.3	38.4	28.8	9.6
Total Secondaries Group	$160.5	$129.1	$31.4	$263.8	$221.0	$42.8

The following table presents the change in accrued performance income for the Secondaries Group ($ in millions):

		As of December 31, 2024	Activity during the period			As of September 30, 2025
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
LEP XVI	European	$144.1	$(11.3)	$—	$(131.2)	$1.6
LREF VIII	European	81.3	(2.3)	—	—	79.0
Other Secondaries funds	European	38.4	41.5	—	—	79.9
Total accrued carried interest		263.8	27.9	—	(131.2)	160.5
Other Secondaries funds	Incentive	—	0.2	(0.2)	—	—
Total Secondaries Group		$263.8	$28.1	$(0.2)	$(131.2)	$160.5

The reduction in LEP XVI accrued carried interest was driven by the contribution of our rights to receive the carried interest from this fund to a structured investment vehicle. As a result, the contributed carried interest is now reflected as an investment of the structured investment vehicle.

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other	Total Secondaries Group
Balance at 6/30/2025	$18,183	$7,998	$4,199	$3,569	$—	$33,949
Net new par/equity commitments	910	174	1,941	324	—	3,349
Net new debt commitments	775	—	—	—	—	775
Capital reductions	(32)	—	—	—	—	(32)
Distributions	(108)	(36)	(57)	(9)	—	(210)
Redemptions	(60)	—	—	—	—	(60)
Change in fund value	380	125	82	17	—	604
Balance at 9/30/2025	$20,048	$8,261	$6,165	$3,901	$—	$38,375

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 6/30/2024	$13,838	$7,903	$2,899	$1,663	$—	$26,303
Net new par/equity commitments	621	10	—	57	—	688
Net new debt commitments	625	—	—	—	—	625
Distributions	(98)	(22)	(39)	(3)	—	(162)
Net allocations among investment strategies	15	—	—	—	10	25
Change in fund value	(239)	(24)	43	(4)	—	(224)
Balance at 9/30/2024	$14,762	$7,867	$2,903	$1,713	$10	$27,255

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other	Total Secondaries Group
Balance at 12/31/2024	$15,805	$7,779	$3,691	$1,878	$—	$29,153
Net new par/equity commitments	3,258	402	2,522	1,973	—	8,155
Net new debt commitments	775	—	—	—	—	775
Capital reductions	(32)	(58)	—	—	—	(90)
Distributions	(336)	(80)	(167)	(26)	—	(609)
Redemptions	(123)	—	—	—	—	(123)
Net allocations among investment strategies	10	25	—	38	—	73
Change in fund value	691	193	119	38	—	1,041
Balance at 9/30/2025	$20,048	$8,261	$6,165	$3,901	$—	$38,375

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Other(1)	Total Secondaries Group
Balance at 12/31/2023	$13,174	$7,826	$2,380	$1,380	$—	$24,760
Net new par/equity commitments	1,572	198	424	329	—	2,523
Net new debt commitments	625	—	—	—	—	625
Distributions	(461)	(48)	(94)	(9)	—	(612)
Net allocations among investment strategies	15	—	—	—	10	25
Change in fund value	(163)	(109)	193	13	—	(66)
Balance at 9/30/2024	$14,762	$7,867	$2,903	$1,713	$10	$27,255

(1) Amounts represent equity commitments to the platform that have not yet been allocated to an investment strategy.

The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $38.4	AUM: $27.3

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $1.1 billion and $0.5 billion of non-fee paying AUM from our general partner and employee commitments as of September 30, 2025 and 2024, respectively.

Secondaries Group—Fee Paying AUM

The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 6/30/2025	$13,918	$6,557	$3,144	$916	$24,535
Commitments	1,251	24	1,878	—	3,153
Deployment/increase in leverage	65	(28)	5	71	113
Distributions	(11)	(43)	(47)	—	(101)
Redemptions	(60)	—	—	—	(60)
Change in fund value	133	120	22	169	444
Change in fee basis	(5)	—	—	—	(5)
Balance at 9/30/2025	$15,291	$6,630	$5,002	$1,156	$28,079

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 6/30/2024	$12,018	$6,243	$2,137	$63	$20,461
Commitments	497	10	—	—	507
Deployment/increase in leverage	(2)	87	4	—	89
Distributions	(12)	(17)	(34)	(3)	(66)
Change in fund value	(158)	(68)	39	52	(135)
Change in fee basis	(2)	40	—	198	236
Balance at 9/30/2024	$12,341	$6,295	$2,146	$310	$21,092

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2024	$12,788	$6,441	$2,582	$590	$22,401
Commitments	2,271	194	2,428	—	4,893
Deployment/increase in leverage	202	19	18	541	780
Distributions	(25)	(81)	(64)	—	(170)
Redemptions	(123)	—	—	—	(123)
Net allocations among investment strategies	10	25	—	38	73
Change in fund value	173	32	38	(13)	230
Change in fee basis	(5)	—	—	—	(5)
Balance at 9/30/2025	$15,291	$6,630	$5,002	$1,156	$28,079

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2023	$11,204	$5,978	$1,763	$95	$19,040
Commitments	1,432	160	421	—	2,013
Deployment/increase in leverage	7	179	6	(1)	191
Distributions	(135)	(35)	(88)	(39)	(297)
Change in fund value	(116)	(124)	44	58	(138)
Change in fee basis	(51)	137	—	197	283
Balance at 9/30/2024	$12,341	$6,295	$2,146	$310	$21,092

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $28.1	FPAUM: $21.1

Reported value(1)	Capital commitments	Invested capital/other

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondaries Group—Fund Performance Metrics as of September 30, 2025

The significant funds presented in the tables below collectively contributed approximately 33% of the Secondaries Group’s management fees for the nine months ended September 30, 2025.
The following table presents the performance data for our significant fund that is not a drawdown fund in the Secondaries Group as of September 30, 2025 ($ in millions):

				Returns(%)
	Primary Investment Strategy	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)
Fund				Gross	Net	Gross	Net	Gross	Net
APMF(2)	Private Equity Secondaries	2022	$4,380	N/A	3.6	N/A	11.3	N/A	14.7

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

The following table presents the performance data of the Secondaries Group’s significant drawdown fund as of September 30, 2025 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
LEP XVI(7)	Private Equity Secondaries	2016	$4,165	$4,896	$4,318	$2,079	$3,304	$5,383	1.4x	1.3x	15.3	9.4

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

Operations Management Group—Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

Fee Related Earnings

The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other fees	$9,235	$5,253	$3,982	76%	$22,603	$15,066	$7,537	50%
Compensation and benefits	(144,405)	(102,112)	(42,293)	(41)	(395,518)	(294,639)	(100,879)	(34)
General, administrative and other expenses	(81,746)	(56,124)	(25,622)	(46)	(214,949)	(160,514)	(54,435)	(34)
Fee Related Earnings	$(216,916)	$(152,983)	(63,933)	(42)	$(587,864)	$(440,087)	(147,777)	(34)

Other Fees. The increases in other fees for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 were primarily attributable to higher facilitation fees from the 1031 exchange program associated with our non-traded REITs, as well as higher capital markets transaction services that were provided by AMCM.

Compensation and Benefits. The GCP Acquisition added 285 business operations professionals to our period end headcount as of September 30, 2025, which represents 208 full-time equivalents for the year-to-date period. Headcount growth attributable to the GCP Acquisition contributed $18.0 million and $30.8 million, respectively, in employment related costs for the three and nine months ended September 30, 2025, largely reflecting salary expense and incentive-based compensation.

Compensation and benefits, excluding the aforementioned impact from the GCP Acquisition, increased by $24.3 million and $70.1 million, or 24% for both the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases in compensation and benefits over the comparative periods were driven by: (i) the increase in headcount to support the growth of our business and other strategic initiatives; (ii) higher incentive-based compensation, which is dependent on our operating performance and is expected to fluctuate during the year; and (iii) higher sales-based bonuses, which increased by $1.5 million and $6.9 million, respectively, primarily driven by the increase in sales of our wealth products.

Full-time equivalent headcount increased by 28% to 2,072 professionals for the year-to-date period in 2025 from 1,622 professionals in 2024, including the impact of GCP International previously discussed.

General, Administrative and Other Expenses. The GCP Acquisition contributed $16.2 million and $31.8 million, respectively, in general, administrative and other expenses for the three and nine months ended September 30, 2025 and primarily included certain non-recurring integration costs of $6.8 million and $14.2 million, respectively. We expect the remainder of the operating expenses to fluctuate during an integration period as we seek to generate cost savings and begin to execute on synergy opportunities.

General, administrative and other expenses, excluding the aforementioned impact from the GCP Acquisition, increased by $9.5 million and $22.6 million, or 17% and 14%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases in general, administrative and other expenses were driven by occupancy costs and information technology costs, which collectively increased by $5.0 million and $14.2 million, respectively, over the comparative periods. The increases in these expenses were primarily to support our growing headcount and the expansion of our business, with occupancy costs also being impacted by the expansion of our New York headquarters. In addition, marketing and travel expenses collectively increased by $2.8 million and $5.3 million, respectively, over the comparative periods, driven by investor events.

Realized Income

The following table presents the components of the OMG’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Fee Related Earnings	$(216,916)	$(152,983)	$(63,933)	(42)%	$(587,864)	$(440,087)	$(147,777)	(34)%
Investment income—realized	2,090	58	2,032	NM	1,528	297	1,231	NM
Interest income	853	438	415	95	2,102	1,291	811	63
Interest expense	(10)	(135)	125	93	(272)	(280)	8	3
Realized net investment income	2,933	361	2,572	NM	3,358	1,308	2,050	157
Realized Income	$(213,983)	$(152,622)	(61,361)	(40)	$(584,506)	$(438,779)	(145,727)	(33)

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that we are well-positioned and our liquidity will continue to be sufficient for our foreseeable working capital needs, contractual obligations, dividend payments, pending acquisitions and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are: (i) cash on hand; (ii) net working capital; (iii) cash from operations, including management fees and certain other fees, which are collected monthly, quarterly or semi-annually, and fee related performance revenues, which are typically measured and collected annually, as well as net realized performance income, which may be unpredictable as to amount and timing; (iv) fund distributions related to our investments that are unpredictable as to amount and timing; and (v) net borrowings from the Credit Facility. As of September 30, 2025, our cash and cash equivalents were $496.7 million and we have $725.0 million available under our Credit Facility. Our ability to draw from the Credit Facility is subject to leverage and other covenants. We remain in compliance with all covenants as of September 30, 2025. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown in deployment, declines in valuations or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Contributions of our financial interests, such as capital interests and rights to performance income earned by us from funds that we manage, to structured investment vehicles that we manage, may reduce or delay our cash flows and liquidity associated with the contributed financial interests. Declines or delays in transaction activity may also impact our fund distributions and net realized performance income, which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
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

	Nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$1,745,161	$1,289,501
Net cash provided by the Consolidated Funds’ operating activities, net of eliminations	2,005,486	694,035
Net cash provided by operating activities	3,750,647	1,983,536
Net cash used in the Company’s investing activities	(1,782,560)	(95,886)
Net cash used in the Company’s financing activities	(604,930)	(1,196,743)
Net cash used in the Consolidated Funds’ financing activities, net of eliminations	(2,365,095)	(713,012)
Net cash used in financing activities	(2,970,025)	(1,909,755)
Effect of exchange rate changes	(9,369)	23,969
Net change in cash and cash equivalents	$(1,011,307)	$1,864

The Consolidated Funds had no effect on cash flows attributable to the Company for the periods presented and are excluded from the discussion below. The following discussion focuses on cash flow by activities attributable to the Company.

Operating Activities

In the table below, cash flows from operations are summarized to present: (i) cash generated from our core operating activities, primarily consisting of profits generated principally from fee revenues after covering for operating expenses and fee related performance compensation; (ii) net realized performance income; and (iii) net cash from investment related activities including purchases, sales, realized net investment income and interest expense. We generated meaningful cash flow from operations in each period presented.

	Nine months ended September 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Core operating activities	$1,596,238	$1,096,816	$499,422	46%
Net realized performance income	98,959	98,000	959	1
Net cash provided by investment related activities	49,964	94,685	(44,721)	(47)
Net cash provided by operating activities	$1,745,161	$1,289,501	455,660	35

Cash from our core operating activities increased as a result of growing fee revenues and sustained profitability and timing of cash collection of our receivables.
Net realized performance income includes (i) carried interest distributions that may represent tax distributions or other distributions of income and (ii) incentive fees that are realized annually at the end of the measurement period, which is typically at the end of the calendar year. Cash received from carried interest distributions and the subsequent payments to employees may not necessarily occur in the same quarter. Cash from incentive fees is generally received in the period subsequent to the measurement period. The increase in net realized performance income over the comparative period was primarily due to the increase in carried interest distributions received during the first nine months of 2025 when compared to the same period in 2024.
Net cash provided by investment related activities for the nine months ended September 30, 2025 and 2024 primarily represents: (i) distributions received from our capital investments and the collection of principal and interest from loans that we have made; (ii) sales of certain capital investments to employees; and (iii) the rebalancing of and associated return of our capital commitments upon admitting new limited partners; offset by (iv) purchases associated with funding capital commitments and strategic investments in our investment portfolio; and (v) interest payments on our debt obligations. Net cash provided by investment related activities for the nine months ended September 30, 2025 also included interest income from treasury-backed securities that were redeemed in March 2025, providing proceeds to support the GCP Acquisition. As we are committed to invest alongside the investors in our funds, our capital commitments will increase with our growing assets under management and our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund from year to year. For further discussion of our capital commitments, see “Note 8. Commitments and Contingencies” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.
Investing Activities

	Nine months ended September 30,
	2025	2024
Purchase of furniture, equipment and leasehold improvements	$(56,385)	$(82,203)
Acquisitions, net of cash acquired	(1,726,175)	(13,683)
Net cash used in investing activities	$(1,782,560)	$(95,886)

Net cash used in investing activities for the nine months ended September 30, 2025 was predominately cash used to complete the GCP Acquisition in the first quarter of 2025. In addition, net cash used in investing activities for both periods included cash to purchase furniture, equipment and leasehold improvements, primarily for the expansion of our New York headquarters for the nine months ended September 30, 2025 to support the growth in our staffing levels, while the nine months ended September 30, 2024 was primarily for the build out of our new Los Angeles headquarters, which we occupied beginning in the third quarter of 2024.

Financing Activities

	Nine months ended September 30,
	2025	2024
Net proceeds from issuance of Class A common stock	$—	$407,236
Net borrowings (repayments) of Credit Facility	1,115,000	(425,000)
Dividends/distributions to unitholders and stockholders	(1,296,937)	(969,360)
Stock option exercises	—	1,511
Taxes paid related to net share settlement of equity awards	(425,623)	(211,615)
Other financing activities	2,630	485
Net cash used in the Company’s financing activities	$(604,930)	$(1,196,743)

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, representing net cash used for the nine months ended September 30, 2025 and 2024. In addition, we issued 30,000,000 shares of Series B mandatory convertible preferred stock in October 2024. Net cash used in the Company’s financing activities included dividend payments made during the nine months ended September 30, 2025 to preferred stockholders.

Net cash used in the Company’s financing activities for the nine months ended September 30, 2025 included net borrowings under the Credit Facility. These proceeds were used primarily to fund the GCP Acquisition in the first quarter of 2025 and to support general operating cash needs. Net cash used in the Company’s financing activities for the nine months ended September 30, 2024 included the repayment of our Credit Facility, partially using cash provided by the net proceeds from the public offering of Class A common stock that closed during the second quarter of 2024.
In connection with the vesting of equity awards that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employees’ tax withholding liabilities and pay the taxes on their behalf in cash and thus issue fewer net shares. Cash used in connection with these awards increased during the current period primarily as a result of a higher stock price on the vesting date, which resulted in employees recognizing additional compensation. For the nine months ended September 30, 2025, we net settled and did not issue 2.2 million shares, which includes 0.2 million shares that were withheld from restricted units that vested on the GCP Acquisition close date. For the nine months ended September 30, 2024, we net settled and did not issue 1.7 million shares.
Capital Resources
We intend to use a portion of our available liquidity to pay cash dividends and distributions to our Series B mandatory convertible preferred stockholders, Class A and non-voting common stockholders, and AOG unitholders on a quarterly basis in accordance with our dividend and distribution policies. Our ability to make cash dividends and distributions is dependent on a myriad of factors, including: (i) general economic and business conditions; (ii) our strategic plans and prospects; (iii) our business and investment opportunities; (iv) timing of capital calls by our funds in support of our commitments; (v) our financial condition and operating results; (vi) working capital requirements and other anticipated cash needs; (vii) contractual restrictions and obligations; (viii) legal, tax and regulatory restrictions; (ix) restrictions on the payment of distributions by our subsidiaries to us; and (x) other relevant factors.

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2025, we were required to maintain approximately $101.9 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with these regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings (“Cash Tax Savings”), if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $540.6 million and $402.4 million as of September 30, 2025 and December 31, 2024, respectively. For the nine months ended September 30, 2025 and 2024, payments under the TRA were $8.1 million and $6.1 million, respectively.
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
There have been no material changes in our market risks for the nine months ended September 30, 2025. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2024, which is accessible on the SEC’s website at www.sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

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

ARES MANAGEMENT CORPORATION

Dated: November 6, 2025	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder & Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2025	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)