Form 10-K
period 2025-12-31
Ares Management Corp
filed 2026-02-25
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2025, based on the closing price on that date of $173.20 on the New York Stock Exchange, was approximately $326,653,262. As of February 19, 2026, there were 220,902,613 shares of the registrant’s Class A common stock outstanding, 3,489,911 shares of the registrant’s non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, 105,079,121 shares of the registrant’s Class C common stock outstanding and 30,000,000 shares of the registrant’s Series B mandatory convertible preferred stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement related to the 2026 annual meeting of stockholders.

TABLE OF

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or negative versions of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this Annual Report on Form 10-K for the year ended December 31, 2025, under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

References in this Annual Report on Form 10-K to the “Ares Operating Group” refer to Ares Holdings L.P. (“Ares Holdings”). References in this Annual Report on Form 10-K to an “Ares Operating Group Unit” or an “AOG Unit” refers to a partnership unit in the Ares Operating Group entity.

The use of any defined term in this report to refer to entities, persons, securities or other items collectively is solely for convenience of reference and in no way implies that such entities, persons, securities or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms “Ares,” “we” and “our” in this report to refer to Ares Management Corporation and its subsidiaries, each subsidiary of Ares Management Corporation is a standalone legal entity that is separate and distinct from Ares Management Corporation and any of its other subsidiaries.

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

In this Annual Report on Form 10-K, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a: (i) “segment basis,” which deconsolidates the consolidated funds and removes the proportional results attributable to third-party investors in the consolidated joint ventures, and therefore shows the results of our operating segments without giving effect to the consolidation of these entities; and (ii) “unconsolidated reporting basis,” which shows the results of our operating segments on a combined segment basis together with the Operations Management Group (the “OMG”). In addition to our operating segments, the OMG consists of shared resource groups to support our operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy and relationship management and distribution, including our wealth distribution platform, Ares Wealth Management Solutions (“AWMS”). Through our registered broker-dealer subsidiary, Ares Management Capital Markets LLC (“AMCM”), AWMS facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of our managed funds and vehicles, which reimburse the OMG for expenses either equal to the costs of services provided or as a percentage of invested capital. The OMG’s revenues and expenses are not allocated to our operating segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our operating segments and the OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Note 15. Segment Reporting,” within our consolidated financial statements included in this Annual Report on Form 10-K.

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

•“CLOs” refers to “our funds” that are structured as collateralized loan obligations and similarly structured vehicles;

•“Consolidated Funds” refers collectively to certain Ares funds, co-investment vehicles, structured financing vehicles, CLOs and SPACs that are required under GAAP to be consolidated in our consolidated financial statements;

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

•“fee related earnings” or “FRE”, a non-GAAP measure that is a component of Realized Income, is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees and fee related performance revenues, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as FRE excludes net performance income, investment income and adjusts for certain other items that we believe are not indicative of our core operating performance. Fee related performance revenues, together with fee related performance compensation, is presented within FRE because it represents incentive fees from perpetual capital vehicles that are measured and eligible to be received on a recurring basis and are not dependent on realization events from the underlying investments;

•“fee related performance revenues” refers to performance revenues from perpetual capital vehicles that are: (i) measured and eligible to be received on a recurring basis; and (ii) not dependent on realization events from the underlying investments. Certain vehicles are subject to hold back provisions that limit the amounts paid in a particular year. Such hold back amounts may be paid in subsequent years, subject to their extended performance conditions;

•“GAAP” refers to accounting principles generally accepted in the United States of America;

•“Holdco Members” refers to Michael Arougheti, David Kaplan, Antony Ressler, Bennett Rosenthal and R. Kipp deVeer;

•“incentive eligible AUM” or “IEAUM” generally refers to the AUM of our funds and other entities from which carried interest and incentive fees may be generated, regardless of whether or not they are currently generating carried interest and incentive fees. It generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees), as well as proceeds raised in the initial public offerings of SPACs sponsored by us, less any redemptions. With respect to the AUM of certain publicly-traded funds and perpetual wealth vehicles that generate Part II Fees, only Part II Fees may be generated from IEAUM;

•“incentive generating AUM” or “IGAUM” refers to the AUM of our funds and other entities that are currently generating carried interest and incentive fees on a realized or unrealized basis. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees). Certain publicly-traded funds and perpetual wealth vehicles that generate Part II Fees are only included in IGAUM when Part II Fees are being generated;

•“management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of fair value of assets, total commitments, invested capital, GAV, NAV, net investment income, total assets or par value of the investment portfolios managed by us. Management fees include Part I Fees, a quarterly fee based on the net investment income of certain publicly-traded and perpetual capital vehicles;

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

•“performance income” refers to income we earn based on the performance of a fund that is generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either carried interest or incentive fees earned from funds with stated investment periods;

•“perpetual capital” refers to the AUM of publicly-traded funds, perpetual wealth vehicles, commingled funds and managed accounts that have an indefinite term, are not in liquidation, and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Perpetual Capital - Managed Accounts refers to managed accounts for single investors primarily in illiquid strategies that meet the perpetual capital criteria. Perpetual Capital - Private Commingled Funds refers to commingled funds that meet the perpetual capital criteria, not including our publicly-traded funds or our perpetual wealth vehicles. Perpetual capital may be withdrawn by investors under certain conditions, including through an election to redeem an investor’s fund investment or to terminate the investment management agreement, which in certain cases may be terminated on 30 days’ prior written notice. In addition, the investment management or advisory agreements of certain of our publicly-traded funds and our perpetual wealth vehicles have one year terms, which are subject to annual renewal by such vehicles;

•“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and losses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding: (i) operating results of our Consolidated Funds; (ii) depreciation and amortization expense; (iii) the effects of changes arising from corporate actions; and (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance; and adjusting for certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. Placement fee adjustment represents the net portion of either expense deferral or amortization of upfront fees to placement agents that is presented to match the timing of expense recognition with the period over which management fees are expected to be earned from the associated fund for segment purposes but have been expensed in advance in accordance with GAAP. For periods in which the amortization of upfront fees for segment purposes is higher than the GAAP expense, the placement fee adjustment is presented as a reduction to RI; and

•“SEC” refers to the Securities and Exchange Commission.

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

PART I

Item 1. Business
Overview
Ares is a leading global alternative investment manager with $622.5 billion of assets under management and over 4,250 employees in over 55 offices in more than 25 countries. We offer our investors a range of investment strategies and seek to deliver attractive performance to an investor base that includes over 2,850 direct institutional relationships and a significant retail investor base across our publicly-traded funds, sub-advised accounts and perpetual wealth vehicles. Since our inception in 1997, we have adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns through market cycles. Ares believes each of its distinct but complementary investment groups in Credit, Real Assets, Secondaries and Private Equity is a market leader based on assets under management and investment performance. We believe we create value for our stakeholders not only through our investment performance, but also by expanding our product offerings, enhancing our distribution channels, increasing our global presence, investing in our non-investment functions, securing strategic partnerships and completing strategic acquisitions and portfolio purchases.

Our AUM has grown to $622.5 billion as of December 31, 2025 from $94.0 billion a decade earlier. As shown in the chart below, over the past five and 10 years, our assets under management have achieved a compound annual growth rate (“CAGR”) of 26% and 21%, respectively ($ in billions):

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

•Collaborative Culture: We share ideas, relationships and information, which enables our investment groups to more effectively source, evaluate and manage investments. We also leverage the OMG to help drive the efficiencies across the platforms and support our investment process.

Integrated Investment Platform and Process

We operate our firm as an integrated investment platform with a collaborative culture that emphasizes sharing of knowledge and expertise. We believe the exchange of information enhances our ability to analyze investments, deploy capital and improve the performance of our funds and portfolio companies. We have established deep and sophisticated independent research capabilities in over 55 industries and insights from investments in over 2,150 companies, over 1,900 alternative credit investments, over 1,300 properties, over 90 infrastructure assets and over 1,000 limited partnership interests in investment funds.
Our investment process leverages the power of the Ares platform and an extensive network of professionals across our investment areas to identify and source attractive risk-adjusted return opportunities while emphasizing capital preservation. We utilize our collective market and company knowledge, proprietary internal industry and company research, third-party information and financial modeling to drive fundamental credit analysis and investment selection. We are able to invest up and down a company’s capital structure, which we believe helps us capitalize on out-performance opportunities and assess relative value for a particular investment. The investment committees of our investment groups review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of each investment. We do not have a centralized investment committee and instead our investment committees are generally structured with overlapping membership from different investment groups to ensure consistency of approach, shared investment experience and collaboration across our platform. Our extensive network of investment professionals includes local and other individuals based in our markets with the knowledge, experience and relationships that enable them to identify and take advantage of a wide range of investment opportunities. In addition, our investment vehicles have investment policies and procedures that generally contain requirements and limitations, such as concentrations of securities, industries, and geographies in which such investment vehicles will invest, as well as other limitations required by law.

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

•Real Assets: With our experienced team, along with our expansive network of relationships, our Real Assets Group manages equity and debt strategies across real estate and infrastructure investments. Across our real estate investment strategies, our team differentiates itself through its cycle-tested leadership, demonstrated performance across market cycles, access to real-time property market and corporate trends, and proven ability to create value through a disciplined investment process. Our real estate activities are managed by equity and debt teams in the Americas, Europe and Asia-Pacific (“APAC”), supported by our vertically-integrated operating platforms. These professionals collaborate frequently within and across strategies to enhance sourcing, exchange information to inform underwriting and leverage relationships to drive pricing power. Our real estate teams have the flexibility to invest across the risk-return spectrum through core/core-plus, value-add and opportunistic investments.

The infrastructure strategy invests through both equity and debt in infrastructure assets and companies that provide essential services with stable cash flows and high barriers to entry. These investments typically demonstrate a lower correlation to public markets and may have inflation protections. Within our infrastructure strategy, we have a long-tenured global team utilizing deep local sourcing capabilities and extensive sector experience to originate and manage a portfolio of diverse, high-quality investments across the globe. We have dedicated direct infrastructure teams that collaborate to share market insights, support underwriting and enhance origination. Our infrastructure opportunities investment approach focuses on both core and value-add equity strategies leveraging flexible capital to build a diversified infrastructure portfolio. Our infrastructure debt investment approach targets global assets and businesses with defensive characteristics across the digital, transport, energy and utility sectors. Our digital infrastructure investment approach combines investment management with in-house data center development and operational expertise. Leveraging the established long-standing relationships, the infrastructure strategy seeks to generate exclusive deal flow and high-quality investment opportunities.

On March 1, 2025, we completed the acquisition of the international business of GLP Capital Partners Limited and certain of its affiliates, excluding its operations in Greater China (“GCP International”), and existing capital commitments to certain managed funds (such acquisition of GCP International and the capital commitments, the “GCP Acquisition”). The GCP Acquisition added complementary logistics and digital infrastructure investment capabilities and expanded our geographic presence. The activities of GCP International are included within the Real Assets Group.

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

•Private Equity: Our private equity investment professionals have demonstrated an ability to deploy capital across market environments, which allows them to be disciplined in their assessment of the best relative value opportunities and pursuit of attractive returns. From diligence through exit, our private equity investment professionals partner closely with management teams to scale businesses organically and inorganically, leveraging thematic insights, operational expertise and leveraging the resources of our broader platform. Our private equity strategies are centered on driving durable growth and positioning companies for long-term success beyond our period of partnership. We believe our deep industry experience and collaborative culture enable us to identify catalysts, unlock value and deliver repeatable outcomes across market cycles.

•Our other businesses include: (i) Ares Insurance Solutions (“AIS”); (ii) strategic investments resulting from company sponsored SPACs that were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination; (iii) a venture capital business with fund strategies that are focused on growth-stage companies and applied artificial intelligence, among others; and (iv) other initiatives, including investments in certain structured financing vehicles that we manage.

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

Breadth, Depth and Tenure of our Senior Management

Ares was built upon the fundamental principle that each of our distinct but complementary investment groups benefits from being part of our broader platform. We believe that our strong performance, consistent growth and high talent retention through economic cycles is due largely to the effective application of this principle across our broad organization of over 4,250 employees. The management of our operating businesses is currently overseen by our board of directors and managed by our senior leadership. We have an Operating Committee comprised of leadership from our investment and business operations groups that meets regularly to discuss strategy and operational matters. We also have a Partners Committee comprised of senior leadership from across the firm that meets periodically to discuss our business, including investment and operating performance, fundraising, market conditions, strategic initiatives and other firm matters. Each of our investment groups is led by its own deep leadership team of highly accomplished investment professionals, who average approximately 25 years of investment experience in managing, advising, underwriting and restructuring companies. While primarily focused on managing strategies within their own investment group, these senior professionals are integrated within our platform through economic, cultural and structural measures. Our senior professionals have the opportunity to participate in the incentive programs of multiple investment groups to reward collaboration across our investment activities. This collaboration takes place on a daily basis and is formally promoted through internal systems and widely attended weekly or monthly meetings.

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

Talent Management: As of December 31, 2025, we had over 4,250 employees, comprised of over 1,650 professionals in our investment groups and over 2,550 operations management professionals, located in over 55 offices in more than 25 countries. We provide a comprehensive set of programs, policies and benefits to enable team members to thrive, grow and contribute to their highest potential.

•Governance and Policies: Ares is committed to providing a work environment in which all individuals act with integrity, and are treated with respect and dignity. Our equal opportunity employment, compliance, anti-harassment and anti-discrimination policies reinforce our culture.

•Recruiting and Onboarding: We pursue several strategic paths to hire top talent, including campus and lateral recruiting efforts. We prioritize making all new team members feel welcome and set them up for success through comprehensive onboarding training, ongoing touchpoints, and connections with our employee communities that are open to all employees.

•Internship Training Program: Ares offers a formal internship program for students between their junior and senior years of college with the possibility of conversion to a full-time position in our analyst program upon graduation. Available roles span our investment, wealth management and institutional fundraising businesses.

•Mentoring, Training and Employee Engagement: We provide formal and informal mentoring, learning and development, and employee engagement opportunities. We host frequent town hall meetings hosted by senior leadership and events to foster information sharing, relationship building and connection. We also conduct surveys to measure employee engagement and overall well-being, using the results to develop action plans to improve the employee experience.

•Education Sponsorship Program: Employees are encouraged to participate in degree programs, ad-hoc academic courses and other outside business-related seminars and training opportunities to facilitate ongoing professional development and to maintain job-related licenses and/or certifications.

•Internal Training and Development Programs: We continue to foster an environment that cultivates employee growth through internal educational programs focused on various professional skills, management and leadership training, mandatory compliance and policy training and other learning opportunities.

•Performance Management: We take a continuous feedback approach to performance management, encouraging leaders and team members to participate in goal setting and ongoing transparent feedback discussions throughout the year. Our formal, firm-wide annual review process includes a self-assessment, a 360-degree feedback component, and talent assessment discussions between managers and employees.

•Retention, Rewards and Recognition: We provide market-competitive compensation and benefits designed to: (i) attract, develop and retain top talent through programs that support career growth and mobility; (ii) align employee incentives with long-term investor and shareholder outcomes through a mix of base salary, annual performance-based bonuses and equity and carried interest participation; and (iii) support employees across multiple dimensions of well-being, including health and wellness, financial security and work-life balance. Our approach focuses on an appropriate balance between short and long-term wealth creation which varies by seniority, while also working to ensure pay for performance and pay equality. In addition, we maintain firm-wide recognition programs, including discretionary awards and enterprise-level acknowledgements that celebrate significant contributions, collaboration and innovation aligned with our values and strategic objectives.

Responsible Investment: We believe the consideration and integration of ESG factors into the investment and portfolio management processes helps enable us to generate attractive investment returns to our investors. Our approach seeks to integrate what we consider to be business-relevant ESG considerations in the investment process to help manage risk, shape the long-term growth and performance of our investments and enable value creation opportunities. Our Responsible Investment Policy describes the ESG integration and management processes that we believe are broadly relevant for our asset classes. We also publish annual sustainability-related reports and disclosures on our website, which provide further details about our approach to responsible investment and other sustainability topics relevant to our business.

Diversity, Equity and Inclusion: We consider diversity, equity and inclusion as an embedded component of our various talent processes and global business practices. Our human resources function and our business leaders, as well as our global Diversity, Equity and Inclusion Council and team work in partnership to implement a strategic framework to attract, engage and develop talent within an environment of inclusion and excellence, as well as to support diversity, equity and inclusion efforts in select investments and through our broader involvement in our communities.

•People and Culture: As part of our ongoing effort to foster a culture built on apprenticeship, we support the growth and advancement of talent through various mentorship and professional development programs. In line with our continued commitment to support an environment where all team members experience a genuine sense of belonging, we hold educational trainings and employee engagement events, often in partnership with our 14 employee communities that help to support our inclusion strategy and recognize the different cultures, backgrounds and experiences of our employees. In addition, as part of our commitment to pay equality for all employees, we monitor and assess total compensation to help ensure we have alignment with role responsibilities and contributions.

•Business Processes and Investment Platform: We seek to embed diversity, equity and inclusion best practices into our business and investment diligence processes in an effort to drive innovation and returns. We work with each investment group to help develop strategies for their asset class and integrate diversity, equity and inclusion considerations into the investment lifecycle, as appropriate.

•Communities: We partner with organizations to foster inclusion within our communities and promote corporate citizenship through charity and volunteerism. In partnership with our employee communities, we donated to various community organizations.

Health and Wellness: We believe that healthy team members are more productive, and we invest heavily in benefits and initiatives to support our working families. In addition to medical, dental, vision, life insurance, disability insurance and retirement benefits, we provide generous primary and non-primary caregiver leave, domestic partner health and life insurance, adoption and reproductive assistance, family care resources and mental health benefits. We also provide employees with access to a medical advisory team and concierge service at no cost to help them navigate complex health situations and concerns. We also host several wellness-related events throughout the year on topics such as nutrition and stress management.

Flexibility: We believe that our culture benefits from people collaborating in-person in our offices, while also recognizing the value of flexibility. We are committed to providing flexibility to our employees, and in 2025, we continued to offer business-group-driven flexibility frameworks, a day off for mental health and our summer “Work From Anywhere” program, which allows people to work virtually for up to a maximum of three weeks.

Philanthropy: We strive to be a force for good and to be a leader in our approach to giving and engagement. Our core values are to be collaborative, responsible, entrepreneurial, self-aware and trustworthy. These core values motivate us to seek innovative yet practical solutions to some of society’s most pressing concerns. Empathy and compassion guide our approach to “doing good” such that our charitable efforts aim to help improve people’s quality of life. Philanthropy at Ares includes:

•Ares Charitable Foundation (the “Ares Foundation”): A 501(c)(3) qualifying organization sponsored by the firm, the Ares Foundation, launched in 2021 and envisions a world in which people have access to the financial knowledge, resources and opportunities needed to advance economically and chart pathways to self-sufficiency.

The Ares Foundation funds initiatives that help provide career preparation and reskilling, encourage entrepreneurship and deepen individuals’ understanding of personal finance. This includes support for the design, pilot and scale up of new approaches that encourage innovation to help individuals achieve economic mobility as well as support local economies. Moreover, the Ares Foundation undertakes research and special initiatives intended to inform the philanthropic and non-profit sectors, business and industry and civil society.

In addition to fiscal support, the Ares Foundation engages its grantees through learning communities that provide a forum for non-profits to deepen their understanding of and share best practices with one another. These communities of practice help organizations establish aligned networks, develop knowledge to inform their work and build organizational capacity for innovation, including to help them attract support from other funders. The year-long, cohort experience explores topics like measurement, evaluation and storytelling.

Ares believes that the communities where we do business should share in the firm’s success. As such, the firm donates a portion of annualized, realized net performance income from select Ares funds to the Ares Foundation to tie investment performance to social impact.

•Pathfinder and Other Funds: In addition, Ares committed to donate a minimum of 10% of the carried interest generated from Ares Pathfinder Fund, L.P. (“Pathfinder I”) and Ares Pathfinder Fund II, L.P. (“Pathfinder II”) and 5% of the incentive fees generated from an open-ended core alternative credit fund to global health and educational charities, contributed by the firm and our team members.

•Ares in Motion (“AIM”): Launched in 2012, AIM is Ares’ global community engagement program designed to foster volunteerism and philanthropy in local communities. AIM provides employees with opportunities for skills-based and service-based volunteering, non-profit board service and pro bono engagements. Through AIM, we host more than 100 volunteer events annually across major campaigns, offering matching programs to amplify employee charitable contributions and mobilize resources for disaster and humanitarian relief. We also train and place employees on non-profit boards, deepening community impact and leadership development.

Ares is committed to leveraging AIM to strengthen communities worldwide while fostering employee growth and engagement.

2025 Highlights

Fundraising
In 2025, we raised $113.2 billion in gross new capital commitments for more than 190 different investment vehicles. Of the $113.2 billion, $77.4 billion was raised directly from over 540 institutional investors, including more than 235 that were new to Ares, and $35.8 billion was raised through intermediaries. The charts below summarize our gross new capital commitments by investment group and strategy ($ in billions):

Credit: $66.9	Real Assets: $24.0

U.S. Direct Lending	Liquid Credit	European Direct Lending	Opportunistic Credit	Real Estate	Infrastructure

Alternative Credit	APAC Credit

Secondaries: $12.9	Private Equity: $2.3

Private Equity Secondaries	Infrastructure Secondaries	Corporate Private Equity	APAC Private Equity

Credit Secondaries	Real Estate Secondaries

Other Businesses: $7.1

Insurance

The chart below summarizes gross new capital raised from existing and new direct institutional investors for the year ended December 31, 2025:

Existing - Same Product	Existing - New Product	New

In 2025, 79% of our fundraising from direct institutional investors was from existing investors that either committed to a new product or committed to a subsequent fund vintage within the same product. We believe the fundraising from existing investors demonstrates our investors’ satisfaction with our performance, disciplined management of their capital and diverse product offering.

Capital Deployment

In 2025, we invested $145.8 billion across our diverse global platform as shown in the following charts ($ in billions):

Credit $111.1	Real Assets: $23.5

U.S. Direct Lending	Alternative Credit	European Direct Lending	Liquid Credit	Real Estate	Infrastructure

Opportunistic Credit	APAC Credit

Secondaries: $6.0	Private Equity: $1.4

Private Equity Secondaries	Real Estate Secondaries	Corporate Private Equity	APAC Private Equity

Infrastructure Secondaries	Credit Secondaries

Other Businesses: $3.8

Insurance

Of the $145.8 billion invested, $69.1 billion was from our drawdown funds. Our capital deployment in drawdown funds was comprised of the following ($ in billions):

Credit	Real Assets	Secondaries	Private Equity

Investment Groups

Each of our investment groups employs a disciplined, credit-oriented investment philosophy and is managed by a seasoned leadership team of senior professionals with extensive experience investing in, advising and underwriting assets held by our funds.

Credit	Real Assets	Secondaries	Private Equity	Other Businesses
	A leading participant in the non-investment grade corporate credit markets	A leading participant in equity and debt investment strategies for real estate and infrastructure assets and a growing direct lender	Includes investments in secondary markets across private equity, real estate, infrastructure and credit asset class strategies	Provide control and significant influence capital solutions to growth-oriented companies to drive shared long-term success	Includes an emerging solutions provider to insurance clients in the U.S. and a venture capital business with fund strategies that are focused on growth-stage companies and applied artificial intelligence
AUM	**$406.9 billion**[(1)]	**$139.1 billion**	**$42.1 billion**	**$25.3 billion**	**$9.1 billion**
Investment Strategies	Liquid Credit Alternative Credit U.S. Direct Lending European Direct Lending Opportunistic Credit APAC Credit	Real Estate Infrastructure	Private Equity Secondaries Real Estate Secondaries Infrastructure Secondaries Credit Secondaries	Corporate Private Equity APAC Private Equity	Insurance Venture Capital
Investment Funds	**~305** funds	**~110** funds	**~90** funds	**~60** funds	**~7** funds
Investment and Investor Relations Personnel	**~635** professionals	**~915** professionals	**~110** professionals	**~90** professionals	**~35** professionals
Local Market Presence	North America, Europe & Asia-Pacific	Americas, Europe & Asia-Pacific	North America, Europe & Asia-Pacific	North America, Europe & Asia-Pacific	North America, Europe & Asia-Pacific
Current Portfolio	**~2,000** companies **~1,900** alternative credit investments	**~1,300** properties **~90** infrastructure assets	**~1,000** limited partnership interests	**~110** companies	**$86.5 billion**[(2)] of managed insurance investments across our platform

(1)As of December 31, 2025, AUM amounts include vehicles managed by Ivy Hill Asset Management, L.P., a wholly owned portfolio company of ARCC and an SEC-registered investment adviser (“IHAM”).
(2)$86.5 billion in AUM represents investments by insurance companies in various Ares’ funds, SMAs and co-investments versus one discrete insurance platform. The AUM for these investments is included across each of our investment strategies and presented within other businesses to demonstrate the scale of our aggregated insurance platform.

Credit Group

Through our Credit Group, we serve as one of the largest managers of credit strategies across the non-investment grade credit universe, with $406.9 billion of AUM and over 305 funds as of December 31, 2025. The Credit Group provides solutions for investors seeking to access a wide range of credit assets, including liquid credit, alternative credit and direct lending products. The Credit Group is one of the largest self-originating direct lenders to the U.S. and European middle markets with a growing presence in the APAC region, offering one-stop financing solutions for small-to-medium sized companies and counterparties that we believe are increasingly underserved by traditional bank lenders. Our approach combines structuring expertise and origination capabilities to deliver directly originated fixed and floating rate credit assets, enabling investors to capitalize on illiquidity premiums across the credit spectrum. Our U.S. and European direct lending strategies rank among the largest in their respective markets, supported by investment committee members who average decades of experience.

The Credit Group offers the following credit strategies across the liquid and illiquid spectrum:

Liquid Credit: Our liquid credit investment solutions help fixed income investors access the syndicated loan and high yield bond markets in the U.S. and Europe and capitalize on opportunities across multi-asset credit. The syndicated loans strategy seeks to deliver a diversified portfolio of liquid, traded secured loans to corporate issuers, offering one of the few floating-rate fixed income alternatives that can help investors manage duration. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded corporate bonds, incorporating secured, unsecured and subordinated debt instruments of issuers. Multi-asset credit is a global, highly flexible “go-anywhere” strategy that combines syndicated loans, high yield bonds and other credit assets, allowing us to tactically allocate across markets and capture strong relative value in varying conditions. As of December 31, 2025, our liquid credit team of over 45 investment professionals managed $53.1 billion of AUM in over 115 funds and separately managed accounts (“SMAs”).

Alternative Credit: Our alternative credit strategy focuses on asset-based finance and providing investment opportunities in the non-traditional markets, leveraging structural gaps to deliver attractive yields. Our alternative credit strategy emphasizes downside protection and capital preservation through a focus on investments that tend to share the following key attributes: asset security, covenants, cash flow velocity and other features designed to capture value and minimize risk to principal. Our investment approach is designed to capture and create value by including our firm’s platform insights to assess risk and relative value. As of December 31, 2025, our alternative credit team of over 85 professionals managed $48.1 billion of AUM in over 25 private funds and SMAs.

Opportunistic Credit: Our opportunistic credit strategy primarily targets debt and structured investments in middle market companies requiring flexible capital. We partner with healthy, stressed and distressed companies operating in the void between traditional senior private debt and private equity, with a focus in the U.S., Canada and Europe. We seek to consistently invest in a range of private opportunities and flex into public markets, when deemed attractive, often seeking to leverage a public investment into a private follow-on opportunity. As of December 31, 2025, our opportunistic credit team of over 35 investment professionals managed $19.8 billion of AUM in seven funds.

Direct Lending: We manage various types of direct lending vehicles within our U.S. and European direct lending teams including commingled funds, SMAs for large institutional investors seeking tailored investment solutions and joint venture lending programs. We serve as one of the largest self-originating direct lenders to the U.S. and European markets, with $274.3 billion of AUM in over 105 fund, investment vehicles and SMAs, as of December 31, 2025.

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

U.S. Direct Lending: Our U.S. direct lending team is comprised of over 225 investment professionals that cover more than 520 financial sponsors and provide a wide range of financing solutions to middle market companies that typically range from $10 million to over $500 million in earnings before interest, tax, depreciation and amortization (“EBITDA”). As of December 31, 2025, our U.S. direct lending team and its affiliates managed $189.6 billion of AUM in approximately 90 funds and investment vehicles. Primary areas of focus for our U.S. direct lending teams include our publicly-traded business development company (“BDC”), ARCC, our non-traded BDC, Ares Strategic Income Fund (“ASIF”) and a number of U.S.

commingled funds and SMAs which focus on: (i) first lien senior secured loans to middle market companies; (ii) junior debt investments in upper middle market companies; (iii) flexible capital to sports leagues and teams, sports industry related companies and entertainment companies; (iv) flexible capital to commercial-stage specialty healthcare companies; and (v) asset-based loans to middle market and specialty finance companies.

European Direct Lending: Our European direct lending team is comprised of over 100 investment professionals, with the ability to invest across the capital structure and across several geographies in Europe. The team covers over 435 financial sponsors, offers self-originated, flexible and scaled debt capital predominantly to companies with EBITDA typically ranging from €10 million to over €250 million. As of December 31, 2025, our European direct lending team managed $84.7 billion of AUM in over 35 funds, including commingled funds, SMAs and perpetual wealth vehicles.

APAC Credit: Our APAC credit team manages credit, private equity and special situations investments in the APAC region. Our APAC credit strategy focuses on credit opportunities with strong downside protection and equity-like returns and high-quality privately sourced loans in high-quality businesses across the region. APAC credit primarily employs a direct origination model and aims to provide flexible capital solutions to its investee companies and compelling risk-reward investment opportunities to our investors. As of December 31, 2025, our APAC credit team of over 60 investment professionals managed $11.5 billion of AUM in over 20 funds and related co-investment vehicles.

The following charts present the Credit Group’s AUM and FPAUM as of December 31, 2025 by investment strategy ($ in billions):

AUM: $406.9	FPAUM: $249.8

U.S. Direct Lending	European Direct Lending	Liquid Credit	Alternative Credit	Opportunistic Credit	APAC Credit	Other

Real Assets Group
Our Real Assets Group capitalizes on opportunities in equity and debt investing across real estate and infrastructure investment strategies. As of December 31, 2025, our team manages $139.1 billion of AUM in over 110 investment vehicles.

Real Estate: Our real estate strategy encompasses equity and debt across core, value-add and opportunistic investments in predominantly the Americas, Europe and APAC. We provide investors access to our real estate investment capabilities through private commingled vehicles, SMAs, publicly-traded funds and perpetual wealth vehicles. Leveraging deep local expertise, our regional teams gain insights into market dynamics and tenant industries, enhancing our ability to source and underwrite opportunities. Our real estate portfolio is primarily allocated to industrial, multifamily and adjacent sectors aligned with long-term demand drivers. As we manage strategies across the return spectrum, capital stack and across geographies, we provide our investors with a full range of solutions and access to the widest set of opportunities sourced by our team. Our real estate platform has achieved significant scale over time through both organic fundraising efforts as well as through various acquisitions. As of December 31, 2025, our real estate team of over 740 investment professionals managed $113.8 billion of AUM in over 85 investment vehicles.

•Real Estate Equity: Primary areas of focus for our real estate equity team include:

•Logistics: Our logistics real estate platform is focused on investment in strategically located, institutional quality properties through market cycles. We focus on logistics markets that have historically exhibited stable occupancy levels and rent growth over cycles. Our vertically-integrated operating teams are strategically located across the Americas, Europe and APAC in our key target markets, to invest in core, value-add, and development opportunities that are accretive to our portfolios and drive returns for our investors. Marq Logistics represents the brand of our vertically-integrated global logistics real estate platform that we use to manage our portfolio of logistics properties.

•Diversified: Our diversified real estate platform is dedicated to investing across sectors and property types in the U.S. and Europe. Our platform seeks investments in cash flowing, de-risked development and scalable portfolio investments, with the opportunity to create value through repositioning, lease-up, re-tenanting, redevelopment and/or complex recapitalizations.

•Real Estate Debt: Our real estate debt team primarily focuses on directly originating a wide range of financing opportunities in the U.S. and Europe. By investing through multiple investment vehicles, our real estate debt team has the ability to provide flexible financing across the capital structure and risk-return spectrum, including core/core-plus, value-add, and opportunistic debt. While our real estate debt team focuses predominantly on directly originated transactions, we also have the ability to selectively pursue secondary market acquisitions and syndicated transactions.

Infrastructure: Our long-tenured global infrastructure team, with over 130 investment professionals, seeks to utilize its strong local sourcing capabilities and extensive sector experience to originate and manage diverse, high-quality infrastructure investments across the globe and, as of December 31, 2025, managed $25.3 billion of AUM in more than 25 investment vehicles.

•Infrastructure Opportunities: Our infrastructure opportunities team seeks to utilize a broad origination strategy, flexible investment approach, and leverage industry relationships and the Ares platform to build a portfolio of high-quality infrastructure investments and deliver attractive risk-adjusted returns. We believe our experience as core and value-add investors, our flexible approach, and broad infrastructure experience position us well to take advantage of the growing opportunity set in the middle market across both the energy transition and the broader infrastructure market.

•Infrastructure Debt: Our infrastructure debt team sources assets and businesses across regions with defensive characteristics across the digital, transport, energy and utility sectors. We aim to deliver attractive risk-adjusted returns focused on cash yield by targeting infrastructure debt investments with defensive characteristics that have the potential to perform across different market cycles. Our structuring experience helps enhance cash yield and reduce downside risks in a core asset class.

•Digital Infrastructure: Our digital infrastructure team manages a fully vertically-integrated global business, combining competitive investment management with in-house data center development and operational expertise. Ada Infrastructure, our dedicated data center operating platform, includes professionals from established hyperscalers and operators. We aim to maximize value and deliver enhanced risk-adjusted returns at scale for investors by leveraging our fully integrated approach, offering differentiated sourcing, underwriting, technical insights and operational expertise.

The following charts present the Real Assets Group’s AUM and FPAUM as of December 31, 2025 by investment strategy ($ in billions):

AUM: $139.1	FPAUM: $84.1

Real Estate	Infrastructure

Secondaries Group

Our Secondaries Group invests in secondary markets primarily in North America and across a range of alternative asset class strategies, including private equity, real estate, infrastructure and credit. As of December 31, 2025, our team manages $42.1 billion of AUM in over 90 funds. Our team has a track record of innovation through customized transaction solutions tailored to meet the needs of limited partners and general partners. We have established ourselves among the most active secondary investors engaged in recapitalizing and restructuring existing limited partnership interests in funds with a focus on transactions that can address pending fund maturity, strategy change or the need for additional equity capital.

Private Equity Secondaries: The private equity secondaries strategy seeks to achieve attractive secondary cash flow and diversification characteristics by investing across the spectrum of private equity secondaries transactions. As of December 31, 2025, our private equity secondaries team of more than 40 investment professionals managed $22.1 billion of AUM in over 40 funds and related co-investment vehicles. We continue to maintain a differentiated investment strategy that utilizes our skills in fundamental manager and portfolio analysis, our quantitative research capabilities and the support and insights from the wider Ares platform with the aim to generate strong risk-adjusted returns.

Real Estate Secondaries: As of December 31, 2025, our real estate secondaries team of more than 20 investment professionals managed $8.2 billion of AUM in over 25 funds and related co-investment vehicles. Our real estate secondaries team acquires interests and provides secondary solutions across a range of partnership vehicles, including private real estate funds, multi-asset portfolios and single property joint ventures. Our team seeks broad diversification by property sector and geography and to drive investment results through underwriting, transaction structuring and portfolio construction.

Infrastructure Secondaries: The infrastructure secondaries strategy seeks to accelerate the benefits of traditional infrastructure by providing diversified low risk exposure through preferred structure, traditional limited partnership and general partner led continuation vehicle transactions. As of December 31, 2025, our infrastructure secondaries team of more than 10 investment professionals managed $6.9 billion of AUM in more than 15 funds and related co-investment vehicles. Our team focuses on achieving diversification through building a portfolio that provides inflation protection and exposure to uncorrelated assets.

Credit Secondaries: Our credit secondaries strategy seeks to construct a highly diversified portfolio of leading secondary credit interests, with a focus on first-lien, senior secured portfolios across North America and Western Europe, acquired directly or indirectly through secondary market transactions. As of December 31, 2025, our credit secondaries team of more than 10 investment professionals managed $4.9 billion of AUM in five funds and related co-investment vehicles. Our team represents a combination of both our credit and secondaries capabilities, leveraging extensive industry experience and a rigorous and cycle-tested investment approach.

The following charts present the Secondaries Group’s AUM and FPAUM as of December 31, 2025 by investment strategy ($ in billions):

AUM: $42.1	FPAUM: $29.5

Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries
Private Equity Group

Our Private Equity Group has achieved compelling investment returns for limited partners and, as of December 31, 2025, managed $25.3 billion of AUM in over 60 funds. The group broadly categorizes its investment strategies into corporate private equity, which focuses on investments in North America and Europe, and APAC private equity, which focuses on investments in the APAC region.

Corporate Private Equity: Our team consists of over 45 investment professionals based primarily in Los Angeles and London. Our private equity funds are leaders in the Americas and European middle market, where they focus on growth buyout transactions. We seek to bring large capital resources to high-quality, services-oriented middle market companies where we can utilize the team’s thematic approach, extensive growth-oriented investing experience and dedicated value creation system to target attractive returns across market environments. This differentiated strategy, together with the broad resources of the Ares platform and the team’s collaborative partnership approach, positions us as a partner of choice.

APAC Private Equity: Our APAC private equity team of over 35 investment professionals as of December 31, 2025 focuses on primarily pursuing structured growth equity investments in control, joint control and minority ownership formats. We seek to invest in high-quality middle market companies in our core industries, namely consumer, healthcare and services, that give us exposure to rising consumer and business activity in the APAC region. In times of economic dislocation, we also seek to invest opportunistically where the focus is on dislocations and catalysts that lead to high-quality assets becoming available for purchase at deeply discounted prices. While we look for deep value opportunities in consumer-driven companies, our deep value approach can develop into asset-oriented opportunities.

The following charts present the Private Equity Group’s AUM and FPAUM as of December 31, 2025 by investment strategy ($ in billions):

AUM: $25.3	FPAUM: $14.4

Corporate Private Equity	APAC Private Equity

Other Businesses

Certain operating segments and growth opportunities have not reached the scale and magnitude to be presented individually; therefore, we present the results for these businesses collectively. These strategies seek to expand our reach in new global markets and include AIS, our SPAC business and our venture capital business that invests in growth-stage companies. Other businesses also includes other initiatives, such as activities for our investments into certain structured financing vehicles that support capital raising efforts across our platform.

Ares Insurance Solutions: AIS is Ares’ dedicated, in-house team that provides solutions to insurance clients including asset management, capital solutions and corporate development. AIS strives to provide insurers with attractive risk and capital adjusted return profiles that fit within regulatory, rating agency and other counterparty guidelines. Leveraging over 1,650 investment professionals across our investment groups, AIS creates tailored investment solutions that meet the unique objectives of our insurance clients. AIS is overseen by an experienced management team with direct insurance industry experience in many areas directly applicable to AIS and our insurance company clients. Members of the Ares team have previously held senior positions at leading insurers. AIS acts as the dedicated investment manager, capital solutions and corporate development partner to Aspida Life Insurance Company (“Aspida Life”) and Aspida Life Re Limited (“Aspida Re,” collectively with Aspida Life, Aspida Holdings Ltd. and its subsidiaries, “Aspida”), which are insurance companies that focus on the U.S. life and annuity insurance and reinsurance markets, respectively. AIS manages $25.9 billion of AUM as of December 31, 2025, of which $16.9 billion is sub-advised by Ares vehicles and included within other strategies.

Ares Acquisition Corporation II: Ares Acquisition Corporation II (NYSE: AACT) (“AAC II”) was a SPAC sponsored by Ares and formed in 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. In September 2025, AAC II was renamed Kodiak AI, Inc. (Nasdaq: KDK) and completed a business combination with Kodiak Robotics, Inc. Our investments in AAC II were converted into various non-controlling financial interests in KDK.

Venture Capital: Our venture capital business is focused on fund strategies that seek to advance proprietary artificial intelligence solutions and to partner with industry leading vendors to help drive efficiencies for our portfolio companies, assets and certain investment and business processes.

The following charts present Other Businesses AUM and FPAUM as of December 31, 2025 by investment strategy ($ in billions):

AUM: $9.1	FPAUM: $7.1

Insurance	Other
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
Investor Base and Fundraising

Our diverse investor base includes direct institutional relationships and a significant number of wealth investors. Our high-quality institutional investor base includes corporate and public pension funds, insurance companies, sovereign wealth funds, banks, investment managers, endowments and foundations. We have grown the number of these relationships from over 1,090 in 2020 to over 2,850 in 2025.

As of December 31, 2025, $470.1 billion, or 76% of our $622.5 billion of AUM, was attributable to our direct institutional relationships. As of December 31, 2025, our total AUM was divided by channel, and further our institutional direct AUM by client type and geographic origin as follows ($ in billions):

Institutional Direct	Perpetual Wealth Vehicles	Publicly-Traded Vehicles	Pension	Insurance	Bank	Americas	APAC	Europe
Institutional Intermediaries			Sovereign Wealth Fund	Investment Manager	High Net Worth and Private Bank	Middle East & Africa
Other

The following chart presents the AUM of investors committed to more than one of our funds as of December 31, 2025 compared to December 31, 2020 ($ in billions):

We believe that the AUM of multi-fund investors demonstrates our investors’ satisfaction with our performance, disciplined management of their capital and diverse product offering. Their loyalty has facilitated the growth of our existing businesses and we believe improves our ability to raise new funds and successor funds in existing strategies in the future.
Institutional investors continue to demonstrate interest in SMAs, which include contractual arrangements and single investor vehicles and funds, because these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional commingled funds. As of December 31, 2025, $139.6 billion, or 30%, of our direct institutional AUM was managed through SMAs.
We believe that client relationships are fundamental to our business and that our performance across our investment groups coupled with our focus on client service has resulted in strong relationships with our investors. Our dedicated and extensive in-house relationship management team, comprised of over 200 professionals located in North America, Europe, APAC and the Middle East, is dedicated to raising capital globally across all of our funds, servicing existing fund investors and tailoring offerings to meet their needs, developing products to complement our existing offerings, and deepening existing relationships to expand them across our platform. We also have strategic initiatives focused on expanding our presence in Latin America and Australia. Our senior relationship management team maintains an active and transparent dialogue with an expansive list of investors. This team is supported by product managers and investor relations professionals with deep experience in each of our complementary investment groups that are dedicated to servicing our existing and prospective investors.
In addition to our expansive relationships with institutional investors, we have further diversified our investor base through our publicly-traded vehicles and through our wealth distribution platform, AWMS. AWMS facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel with over 175 professionals. As of December 31, 2025, our publicly-traded funds and our perpetual wealth vehicles account for $108.4 billion, or 17%, of our AUM.

Operations Management Group
The OMG consists of shared resource groups to support our operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy and relationship management, and distribution, including AWMS. In 2025, we restructured and expanded our capital markets professionals and formalized and expanded our Capital Solutions Group in order to improve execution on financing and capital markets activities. Our clients seek to partner with investment management firms that not only have compelling investment track records across multiple investment products but also possess seasoned operational support functions. As such, significant investments have been made to develop the OMG. We have successfully launched new business lines, integrated acquired businesses into our operations and created scale within the OMG to support a much larger platform.

Organizational Structure
The simplified diagram below (which omits certain intermediate holding companies) depicts our legal organizational structure. Ownership information in the diagram below is presented as of December 31, 2025. Ares Management Corporation (“AMC”) is a holding company and through subsidiaries is the general partner of the Ares Operating Group entity and operates and controls the business and affairs of the Ares Operating Group. AMC consolidates the financial results of the Ares Operating Group, its consolidated subsidiaries and certain consolidated funds.

Holdco Members
Ares Partners Holdco LLC
Co-Founders & other senior professional owners
Ares Owners Holdings L.P.
Ares Management GP LLC
Ares Voting LLC
Class B common stock
No economic rights
Voting rights described below
Class C common stock
No economic rights
Voting rights described below
7.59%(1) Class A and non-voting common stock
(NYSE:ARES)
Voting rights described below
Non-Voting common stock 100%(1)
Sumitomo Mitsui Banking Corporation
1.93%(1) Class A common stock
(NYSE:ARES)
Voting rights described below
Ares Management Corporation (Issuer)
90.48%(1) Class A common stock
(NYSE:ARES)
Voting rights described below
Public Common Shareholders
67.87% GP
Series B Mandatory Convertible Preferred Stock
(NYSE:ARES:PRB)
Public Preferred Shareholders
Ares Operating Group Units
Not publicly traded
Exchangeable on a one-for-one basis for publicly traded Class A common stock
32.13% LP
Ares Holdings L.P.
100% indirectly
Ares Management LLC
Ares Finance Co. LLC
(includes vintages I-IV)
Ares Investments Holdings LLC

(1)Assuming the full exchange of AOG Units and conversion of Series B mandatory convertible preferred stock for shares of our Class A common stock, as of December 31, 2025, Ares Owners Holdings L.P. would hold 32.54%, Sumitomo Mitsui Banking Corporation (“SMBC”) would hold 5.02% and the public would hold 62.44% of AMC. Inclusive of Class A common stock held directly by Ares employees and assuming the full exchange of AOG Units and conversion of Series B mandatory convertible preferred stock for shares of our Class A common stock, Ares employee ownership would represent 37.13% of all outstanding shares. Economic interests of AMC are calculated based on 227,459,008 outstanding shares of Class A common stock and 3,489,911 outstanding shares of non-voting common stock.

Holding Company Structure

Our common stockholders are entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote under the Delaware General Corporation Law (the “DGCL”), including the election of our board of directors. Holders of shares of our Class A common stock are entitled to one vote per share of our Class A common stock. On any date on which the Ares Ownership Condition (as defined in the Certificate of Incorporation) is satisfied, the holder of shares of our Class B common stock is, in the aggregate, entitled to a number of votes equal to (x) four times the aggregate number of votes attributable to our Class A common stock minus (y) the aggregate number of votes attributable to our Class C common stock. On any date on which the Ares Ownership Condition is not satisfied, the holder of shares of our Class B common stock is not entitled to vote on any matter submitted to a vote of our stockholders. The holder of shares of our Class C common stock is generally entitled to a number of votes equal to the number of AOG Units (as defined in the Certificate of Incorporation) held of record by each Ares Operating Group Limited Partner (as defined in the Certificate of Incorporation) other than the Company and its subsidiaries. Ares Management GP LLC is the sole holder of shares of our Class B common stock and Ares Voting LLC is the sole holder of shares of our Class C common stock. Our Class B common stock and our Class C common stock are non-economic and holders thereof shall not be entitled to: (i) dividends from the Company or (ii) receive any assets of the Company in the event of any dissolution, liquidation or winding up of the Company. Ares Management GP LLC and Ares Voting LLC are both wholly owned by Ares Partners Holdco LLC. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”) and qualifies for exceptions from certain corporate governance rules of the NYSE. The Company also has non-voting common stock solely held by SMBC, which has the same economic rights as the Class A common stock. Our Series B mandatory convertible preferred stock has voting rights with respect to certain amendments to our Certificate of Incorporation or the Certificate of Designations, certain business combination transactions and certain other matters, subject to certain exceptions. However, holders of our Series B mandatory convertible preferred stock are not entitled to vote on an as-converted basis with common stockholders on matters on which holders of common stock are entitled to vote.
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

Structure and Operation of our Funds
We conduct the management of our funds and other similar private vehicles primarily through organizing a limited partnership or other limited liability structure in which entities organized by us accept commitments and/or funds for investment from institutional investors and other investors. Such commitments are generally drawn down from investors on an as needed basis to fund investments over a specified term. Our Credit Group funds also include structured funds in which the investor’s capital is fully funded upon or soon after the subscription for interests in the fund. The CLOs that we manage are structured financing vehicles that are generally private limited liability companies. Our drawdown funds are generally organized as limited partnerships or limited liability companies. However, there are non-U.S. funds that are structured as corporate or non-partnership entities under applicable law. We also advise a number of investors through SMA relationships structured as contractual arrangements or single investor vehicles. In the case of our SMAs that are not structured as single investor vehicles, the investor, rather than us, generally controls custody of the investments with respect to which we advise. We also manage several publicly-traded funds and perpetual wealth vehicles with varying redemption criteria.

Our funds are generally advised by Ares Management LLC, which is registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), a wholly owned subsidiary thereof or subsidiary controlled by AMC. Responsibility for the day-to-day operations of each investment vehicle is typically delegated to the Ares entity serving as investment adviser pursuant to an investment advisory, management or similar agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles and certain rights of termination with respect to our investment advisory agreements. With the exception of certain of the publicly-traded funds and perpetual wealth vehicles, the investment vehicles themselves do not generally register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in reliance on applicable exemptions thereunder.

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

Fee Structure

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Consolidated Results of Operations” for an overview of our fee structure, including management fee, administrative, transaction and other fees, incentive fee and carried interest arrangements with our funds.

Capital Invested In and Through Our Funds

To further align our interests with those of investors in our funds, we have invested the firm’s capital and that of our professionals in the funds we sponsor and manage. General partner capital commitments to our funds are determined separately with respect to our funds and, generally, do not exceed 5% of the total commitments of any particular fund. We determine the general partner capital commitments based on a variety of factors, including regulatory requirements, investor requirements, estimates regarding liquidity over the estimated time period during which commitments will be funded, estimates regarding the amounts of capital that may be appropriate for other opportunities or other funds we may be in the process of raising or are considering raising, prevailing industry standards with respect to sponsor commitments and our general working capital requirements. Our general partner capital commitments are typically funded with cash and not with carried interest or deferring management fees. We offer a portion of the general partner commitments to our eligible professionals in many of our funds. As of December 31, 2025, we and our employees had more than $7.2 billion invested in or committed to Ares-managed vehicles, including $3.4 billion of capital commitments from Ares, $3.6 billion of capital commitments from our employee co-investment vehicles and $0.2 billion of employee investments in our publicly-traded funds and our perpetual wealth vehicles.

Regulatory and Compliance Matters

Our businesses, as well as the financial services industry, generally are subject to extensive regulation, including periodic examinations and potential investigations by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, the management of our funds, antitrust laws, foreign investment review regimes, anti-money laundering laws, anti-bribery laws relating to foreign officials, tax laws and data privacy laws with respect to client and other information. In addition, some of our funds invest in businesses that operate in highly regulated industries. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could expose us to liability and/or reputational damage. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the laws or rules, or interpretation or enforcement of existing laws and rules, either in the U.S. or elsewhere, may directly affect our mode of operation and profitability. See “Item 1A. Risk Factors—Risks Related to Regulation.”
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
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation (“GDPR”), a European Union (“EU”) regulation designed to protect privacy rights of individuals residing in the European Economic Area (the “EEA”), the GDPR as

it forms part of the laws of England and Wales, Scotland and Northern Ireland by virtue of Section 3 of the European Union Withdrawal Act 2018 (as amended) and the Data Protection Act 2018 (collectively, “U.K. GDPR”) with respect to individuals residing in the United Kingdom (the “U.K.”), and numerous state and federal privacy laws applicable to individuals residing in the U.S. Various global privacy laws also apply to our business. These privacy laws and related regulations are regularly evolving and may conflict with one another. Any failure to comply with such laws or regulations could result in substantial fines, penalties and/or sanctions, litigation and reputational harm. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent or change, or if new laws or regulations are enacted, our financial performance or plans for growth may be adversely impacted.
U.S. Regulations
The SEC oversees the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act. The Financial Industry Regulatory Authority (“FINRA”) and the SEC oversee the activities of our wholly owned subsidiary, AMCM, as a registered broker-dealer. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control.
Additionally, the SEC and various self-regulatory organizations have in recent years increased their regulatory activities in respect of investment management firms. See “Item 1A. Risk Factors—Risks Related to Regulation—Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations.” The SEC requires broker-dealers, or natural persons who are associated persons of broker-dealers, to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities, without placing the financial or other interest of the broker, dealer or natural person who is an associated person of a broker-dealer making the recommendation ahead of the interest of the retail customer (“Regulation Best Interest”). Regulation Best Interest requires broker-dealers to evaluate available alternatives, including those that may have lower expenses and/or lower investment risk than our investment funds. The term “retail customer” is defined as a natural person who uses such a recommendation primarily for personal, family or household purposes, without reference to investor sophistication or net worth. The “best interest” standard is satisfied through compliance with certain disclosure, duty of care, conflict of interest mitigation and compliance obligations. Under Regulation Best Interest, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers and their salespersons. Regulation Best Interest may negatively impact whether broker-dealers and their associated persons are willing to recommend investment products, including our funds, to retail customers, which may adversely impact our ability to distribute our products to certain investors. As such, Regulation Best Interest may reduce the ability of our funds to raise capital, which would adversely affect our business and results of operations. In addition, the U.S. Department of Labor as well as several states have proposed regulations or taken other actions pertaining to conduct standards for investment advisers and broker-dealers that may result in additional regulatory requirements related to our business.

Funds and Portfolio Companies of our Funds

All of our funds are advised by SEC registered investment advisers (or wholly owned subsidiaries thereof). Registered investment advisers are subject to more stringent requirements and regulations under the Investment Advisers Act than unregistered investment advisers. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, managing conflicts of interest and general anti-fraud prohibitions. In addition, the SEC requires investment advisers registered or required to register with the SEC under the Investment Advisers Act that advise one or more private funds and have at least $150 million in private fund assets under management to periodically file reports on Form PF. We have filed, and will continue to file, quarterly reports on Form PF, which has resulted in increased administrative costs and a significant amount of attention and time to be spent by our personnel. The SEC adopted changes to Form PF in 2023, which, among other requirements, requires current reporting upon the occurrence of certain fund-level events. In 2024, the SEC and the Commodity Futures Trading Commission (the “CFTC”) adopted joint amendments to Form PF that will require additional basic information about advisers and the private funds they advise, although the SEC and CFTC recently extended the compliance date for such amendments to October 2026 and noted that the agencies were engaging in a substantive review of Form PF. To the extent that we are required to report additional (or different) information on Form PF, such reporting will likely increase related administrative costs and burdens.
ARCC, ASIF and our open-ended core infrastructure fund have each elected to be treated as a business development company under the Investment Company Act. Ares Private Markets Fund (“APMF”), Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC) (“ARDC”) and CION Ares Diversified Credit Fund (“CADC”) are diversified, closed-ended management investment companies registered under the Investment Company Act. With the exception of our open-ended core infrastructure fund, which has elected to be treated as a corporation for U.S. federal tax purposes, each of the other five companies has elected, for U.S. federal tax purposes, to be treated as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).
Ares Commercial Real Estate Corporation (NYSE: ACRE) (“ACRE”), in addition to our diversified non-traded REIT and industrial non-traded REIT, have each elected and qualified to be taxed as a real estate investment trust, or REIT, under the Code.
We operate our wealth distribution platform, AWMS, through our wholly owned subsidiary AMCM. AMCM is registered as a broker-dealer with the SEC, maintains licenses in many states and is a member of FINRA. As a broker-dealer, AMCM is subject to regulation and oversight by the SEC and state securities regulators. In addition, FINRA promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms. Due to the limited authority granted to AMCM in its capacity as a broker-dealer, it is not required to comply with certain regulations covering trade practices among broker-dealers and the use and safekeeping of customers’ funds and securities. As a registered broker-dealer and member of a self-regulatory organization, AMCM is, however, subject to the SEC’s uniform net capital rule, Rule 15c3-1 of the Exchange Act, which specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. In January 2026, our wholly owned subsidiary, Ares Wealth Management Solutions, LLC, was consolidated with and into AMCM.

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
The U.K. exited the EU on January 31, 2020. Various EU laws were “on-shored” into domestic U.K. legislation and certain transitional regimes and deficiency-correction powers exist to ease the transition. The Trade and Cooperation Agreement (the “TCA”) between the U.K. and the EU formally came into force on May 1, 2021 and since its effectiveness, the TCA has governed certain matters between the U.K. and the EU. There remains considerable uncertainty as to the nature of the U.K.’s future relationship with the EU and the full extent to which the businesses of the U.K. Regulated Entities and our businesses generally could be adversely affected by Brexit. See “Item 1A. Risk Factors—Risks Related to Regulation—The U.K.’s divergence from the EU (“Brexit”) could adversely affect our business and our operations.” Despite Brexit, new and existing EU legislation is expected to continue to impact our business in the U.K. (whether because its effect is preserved in the U.K. as a matter of domestic policy or because compliance with such legislation (whether in whole or part) is a necessary condition for market access into the EEA) and other EEA member states where we have operations.
AM Lux operates under the EU legislative frameworks. Notwithstanding Brexit, the U.K. Regulated Entities generally continue to be regulated under these frameworks to the extent they were preserved in U.K. law. In some circumstances other Ares entities are or may become subject to EU laws or the law of EEA member states, including with respect to marketing our funds to investors in the EEA.
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
In the EU, an amending directive to AIFMD, commonly referred to as “AIFMD II”, was published on March 26, 2024 and will become effective April 16, 2026, subject to the grandfathering period for certain of the loan origination provisions and certain Annex IV disclosure requirements which will become effective a year later (see “—Alternative Investment Fund Managers Directive” for further detail).

In addition, the EU Digital Operational Resilience Act (“DORA”), which became applicable in January 2025, imposes requirements on a wide range of EU financial entities (including certain alternative investment fund managers) relating to information and communications technology (“ICT”) risk management, incident reporting, operational resilience testing and oversight of third-party ICT service providers. Compliance with DORA may require enhancements to our technology, risk management and vendor oversight practices.
The EU has also adopted the EU Artificial Intelligence Act, which applies on a phased basis beginning in 2025 and is intended to regulate certain artificial intelligence systems based on their level of risk. Depending on our and our portfolio companies’ use of artificial intelligence technologies, we may be required to implement additional governance, risk management, documentation and compliance measures to comply with the EU Artificial Intelligence Act.
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
In addition to Europe, our operations and our investment activities are subject to a variety of other regulatory regimes that vary by country. These include operating subsidiaries of Ares Management Asia (Holdings) Limited, which are subject to regulation by various regulatory authorities, including the Securities and Futures Commission of Hong Kong and Monetary Authority of Singapore, as well as the expansion of our investment activities in Japan, Brazil, Vietnam and Australia in connection with recent strategic acquisitions, which are subject to the applicable regulatory authorities and regimes. In addition, the Bermuda Monetary Authority (the “BMA”) considers us to be the “shareholder controller” (as defined in the Bermuda Insurance Act) of Aspida Re, a Bermuda Class E insurance company.

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
Additionally, technological innovation, including the use of artificial intelligence and data science, has the potential to disrupt the financial industry and change the way financial institutions, including asset managers, do business. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on artificial intelligence, to address various matters including investor demand, operations or investment activity. We are advancing our capabilities in these areas as their application to our industry continues to evolve, but if we are unable to adequately do so, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage. See “Item 1A. Risk Factors—General Risk Factors—Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.”
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
•we may experience reputational harm if we fail to appropriately address conflicts of interest, if we, our employees, our funds or their portfolio companies fail (or are alleged to have failed) to comply with applicable regulations in an increasingly complex political and regulatory environment and as a result of negative publicity related to our various businesses and strategies;
•we face intense competition in the investment management business for investment opportunities;
•our growth strategy contemplates acquisitions and entering new lines of business and expanding into new investment strategies, geographic markets and businesses, which subject us to numerous risks, expenses and uncertainties, including related to the integration of new businesses and strategies, acquisitions or joint ventures;
•we derive a significant portion of our management fees from ARCC;
•economic U.S. and foreign sanction laws may prohibit us and our affiliates from transacting with certain countries, individuals and companies;
•our international operations subject us to numerous regulatory, operational and reputational risks and expenses;
•our financial support of particular investment products, or the inability to provide support, may cause AUM, revenue and earnings to decline;
•we are subject to operational risks and risks in using prime brokers, custodians, counterparties, administrators and other agents;
•the increasing demands of fund investors, including the potential for fee compression and changes to other terms, could materially adversely affect our future revenues;
•security incidents or cyber-attacks, affecting us or our third-party service providers, could adversely affect our business, financial condition and operating results;
•technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs;
•we are subject to numerous privacy laws, and violation of such laws may subject us to significant fines or penalties, litigation, or reputational damage, and new privacy laws or changes in enforcement of existing privacy laws could impact our business and financial performance;
•we may be subject to litigation and reputational risks and related liabilities or risks related to employee misconduct, fraud and other deceptive practices;

•changes in interest rates could negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the debt markets on attractive terms, which could adversely impact investment and realization opportunities;
•inflation has impacted and may in the future adversely affect our business, results of operations and financial condition of our funds and their portfolio companies;
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
•a downturn in the global credit markets could adversely affect certain of our investments;
•due to our and our funds’ investments in certain market sectors, such as private credit, power, infrastructure and energy, real estate, insurance, secondaries and private equity products, we are subject to risks and regulations inherent to those industries;
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

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries, including on Iran and in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan, have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the U.S. and across various international regions. Because of interrelationships within the global financial markets, if these issues do not abate, worsen or spread, our business may be adversely affected both within and outside of the directly affected regions.
Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the U.S., Mexico, Canada, China or other countries, or reactionary measures in response thereto, including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we operate. These factors may affect the level and volatility of credit and securities prices and the liquidity and value of fund investments, and we, our funds and our funds’ portfolio companies may not be able to successfully manage our exposure to these conditions.

In addition, numerous structural dynamics and persistent market trends have exacerbated volatility and market uncertainty. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, government agency closures, prolonged government shutdowns and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. In recent periods, geopolitical tensions, including between the U.S. and China, have escalated. Further escalation of such tensions and the related imposition of sanctions or other trade barriers may negatively impact the rate of global growth, particularly in China, where growth has slowed. Moreover, there is a risk of both sector-specific and broad-based volatility, corrections and/or downturns in the commodities, equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and a material adverse impact on our business prospects and financial condition. Further, while weak economic environments have often provided attractive investment opportunities and strong relative investment performance, we tend to realize value from our investments in times of economic expansion, when opportunities to sell investments may be greater. Thus, we depend on the cyclicality of the market to sustain our businesses and generate attractive risk-adjusted returns over extended periods.
A number of factors have had and may continue to have an adverse impact on credit markets in particular. The weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors. In addition, the Federal Reserve decreased the federal funds rate multiple times in 2025. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing for significant acquisition and disposition transactions. Moreover, many economies outside of the U.S. continue to experience weakness, tighter credit conditions and a decreased availability of foreign capital. Since credit represents a significant portion of our business and ongoing strategy, any of the foregoing could have a material adverse impact on our business prospects and financial condition.
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

During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we and our funds invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us and our funds. In particular, while diversification is generally an objective of our funds, there can be no assurance as to the degree of diversification, if any, that will be achieved in any fund investments. Difficult market conditions or volatility or slowdowns affecting a particular asset class, geographic region, industry or other category of investment could have a significant adverse impact on a fund if its investments are concentrated in that area, which would result in lower investment returns. This lack of diversification may expose a fund to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments. Negative financial results in our funds’ portfolio companies may reduce the value of their portfolio companies, the net asset value of our funds and the investment returns for our funds, which could have a material adverse effect on our operating results and cash flow. In addition, such conditions would increase the risk of default with respect to credit-oriented or debt investments. Our funds may be adversely affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds and thus adversely impact our prospects for future growth.
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
We depend on the diligence, skill, judgment, business contacts and personal reputations of our executive officers, senior professionals and other key personnel. Our future success will depend upon our ability to retain our senior professionals and other key personnel and our ability to recruit additional qualified personnel. These individuals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and, in certain cases, have strong relationships with our investors. Therefore, if any of our senior professionals or other key personnel depart and join competitors or form competing companies, it could result in the loss of significant investment opportunities, limit our ability to raise capital from certain existing investors or result in the loss of certain existing investors. There is no guarantee that the non-competition and non-solicitation agreements to which certain of our senior professionals and other key personnel are subject, together with our other arrangements with them, will prevent them from leaving, joining our competitors or otherwise competing with us. Such agreements also expire after a certain period of time, at which point such senior personnel would be free to compete against us and solicit our clients and employees. In addition, there is no assurance that such agreements will be enforceable in all cases, particularly as U.S. states and/or federal agencies enact legislation or adopt rules aimed at effectively prohibiting non-competition agreements.

The departure or bad acts of any of our senior professionals, or a significant number of our other investment professionals, could have a material adverse effect on our ability to achieve our investment objectives, cause certain of our investors to withdraw capital they invest with us or elect not to commit additional capital to our funds or otherwise have a material adverse effect on our business and our prospects. Turnover and associated costs of rehiring, the loss of human capital through attrition and the reduced ability to attract talent could impair our ability to implement our growth strategy and maintain our standards of excellence. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in investment management firms is significant, both in the U.S. and internationally, and we may not succeed in recruiting additional personnel or we may fail to effectively replace current personnel who depart with qualified or effective successors. Further the departure of some or all of those individuals could also trigger certain “key person” provisions in the documentation governing certain of our funds, which would permit the investors in those funds to suspend or terminate such funds’ investment periods or, in the case of certain funds, permit investors to withdraw their capital prior to expiration of the applicable lock-up date. We do not carry any “key person” insurance that would provide us with proceeds in the event of the death or disability of any of our senior professionals, and we do not have a policy that prohibits our senior professionals from traveling together. See “—Risks Related to Regulation—Employee misconduct and failure to comply with applicable laws, obligations and standards could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.”
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
As we expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our and our funds’ investment activities. These conflicts are most likely to arise between or among our funds or between one or more funds across our Credit, Real Assets, Secondaries and Private Equity Groups, and other businesses including any investment vehicles that we sponsor. These conflicts of interest include:
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
•our funds may invest in different parts of the capital structure of a company in which one or more of our other funds also invests. For example, one or more funds may invest in a controlling or other equity interest issued by a portfolio company in which a different fund holds debt securities. Additionally, in connection with an investment we may create multiple tranches of a capital structure and our funds may be allocated investments in these tranches on terms established by us. The interests of our funds may not always be aligned, which may give rise to actual or potential conflicts of interest, or the appearance of conflicts of interest. Further, a direct conflict of interest could arise between the security holders if such a company were to become distressed or develop insolvency concerns. Actions taken for one or more of our funds may be adverse to us or other of our funds;
•we may transfer (or decide not to transfer) assets owned by us on our balance sheet or otherwise provide financial support to our funds and structured financing vehicles, which could give rise to claims of conflicts of interest, including with respect to the nature of those assets and the method by which they were valued, and subject us to a risk of loss equal to the value of any financial support in the event that these structured financing vehicles or the underlying financial interests do not meet stated performance thresholds;
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
•certain funds in different groups may invest alongside each other in the same security. For example, our BDCs and the other registered closed-end management investment companies managed by us are permitted to co-invest in portfolio companies with each other and with other affiliated investment entities pursuant to an SEC order (the “Co-Investment Exemptive Order”), subject to compliance with certain conditions and other requirements. The different investment objectives or terms of such funds may result in a potential conflict of interest, including in connection with the allocation of investments between the funds made pursuant to the Co-Investment Exemptive Order;
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
Though we believe we have appropriate means and oversight to resolve these conflicts, our judgment on any particular allocation could be challenged. While we have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that we employ to handle such conflicts if they arise, our decision to permit the investments to occur in the first instance or our judgment on how to minimize the conflict could be challenged. Further, our employees, including our senior professionals, may make investments or have outside business activities which may conflict with investments made by our funds or prevent our funds from investing in an opportunity. If we fail to appropriately address any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation or regulatory action against us, which may adversely impact our business.

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
Certain funds in different groups may invest alongside each other in the same security. For example, our BDCs and the other registered closed-end management investment companies managed by us are permitted to co-invest in portfolio companies with each other and with other affiliated investment entities pursuant to the Co-Investment Exemptive Order, subject to compliance with certain conditions and other requirements. The different investment objectives or terms of such funds may result in a potential conflict of interest, including in connection with the allocation of investments between the funds made pursuant to the Co-Investment Exemptive Order. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies. We, from time to time, incur fees, costs, and expenses on behalf of more than one fund. To the extent such fees, costs, and expenses are incurred for the account or benefit of more than one fund, each such fund will typically bear an allocable portion of any such fees, costs, and expenses in proportion to the size of its investment in the activity or entity to which such expense relates (subject to the terms of each fund’s governing documents) or in such other manner as we consider fair and equitable under the circumstances such as the relative fund size or capital available to be invested by such funds. Where a fund’s governing documents do not permit the payment of a particular expense, we will generally pay such fund’s allocable portion of such expense.
Potential conflicts will arise with respect to our decisions regarding how to allocate co-investment opportunities among us, our funds and investors and the terms of any such co-investments. Our fund documents typically do not mandate specific allocations with respect to co-investments. The investment advisers of our funds may have an incentive to provide co-investment opportunities to certain investors in lieu of others. Co-investment arrangements may be structured through one or more of our investment vehicles, and in such circumstances, co-investors will generally bear the costs and expenses thereof (which may lead to conflicts of interest regarding the allocation of costs and expenses between such co-investors and investors in our other funds). The terms of any such existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to us, than the terms of certain of our funds or prior co-investment vehicles, and such different terms may create an incentive for us to allocate a greater or lesser percentage of an investment opportunity to such funds or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest. There can be no assurance that any conflicts of interest will be resolved in favor of any particular funds or investors (including any applicable co-investors) and such investment fund or investor (or the SEC) may challenge our treatment of such conflict, which could impose costs on our business and expose us to potential liability.
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
•in order to broaden distribution of certain of their private wealth products, some of our competitors may be willing to pay higher placement, servicing or other forms of distributor fees; our unwillingness to pay such fees may adversely impact the amount of capital we or our funds are able to raise in the private wealth channel;

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
We may lose investment opportunities in the future if we do not match pricing, structures and terms offered by our competitors. Alternatively, we may experience decreased profitability, rates of return and increased risks of loss if we match pricing, structures and terms offered by our competitors. Further, as part of a shift in the distribution arrangements in the financial industry, certain third-party intermediaries have sought to revise existing or implement new fee arrangements that align their fees with the initial amount or ongoing NAV of capital invested through the intermediary in the applicable vehicle. While the extent of this shift going forward is uncertain, the costs associated with the distribution of certain of our perpetual wealth vehicles have increased and there may be further increases in distribution costs for these and future products. The incurrence of higher costs in connection with product distribution, without corresponding decreases in our cost structure, would adversely affect the profitability of impacted products. Certain of the third-party intermediaries on whom we rely to distribute our investment products also sell their own competing proprietary investment products, which could limit the distribution of our products.
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
Poor performance of our funds, or a failure or slowdown in deployment, would cause a decline in our revenue and results of operations and could adversely affect our ability to raise capital for future funds.
We derive revenues primarily from:
•management fees, which are based generally on the amount of capital committed to or invested by our funds;
•carried interest and incentive fees, which are based on the performance of our funds; and
•returns on investments of our own capital in the funds and other investment vehicles that we sponsor and manage.

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
Our investment advisory and management agreement with ARCC renews for successive annual periods subject to the approval of ARCC’s board of directors or by the affirmative vote of the holders of a majority of ARCC’s outstanding voting securities. In addition, the agreement may be terminated by ARCC’s board of directors, the affirmative vote of the holders of a majority of ARCC’s outstanding voting securities (each as required by the Investment Company Act) or its investment adviser without penalty upon 60 days’ written notice to the other party. Termination or non-renewal of this agreement would reduce our revenues significantly and could have a material adverse effect on our financial condition.
We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees, which could have an adverse effect on our profit margins and results of operations.
We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees. Although our investment management fees vary among and within asset classes, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so. Institutional investors have continued increasing pressure to reduce management and investment fees charged by external managers, whether through direct reductions, deferrals, rebates or other means. In addition, we may be asked by investors to waive or defer fees for various reasons, including during economic downturns or as a result of poor performance of our funds.

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
As of December 31, 2025, we had $1,380 million borrowings outstanding under the Credit Facility and aggregate principal amount of senior notes and subordinated notes of $2,150.0 million and $450.0 million, respectively, are outstanding. We may choose to finance our businesses operations through further borrowings under the Credit Facility or by issuing additional debt. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including the same risks that are applicable to our funds that use leverage as discussed below under “—Risks Related to Our Funds—Dependence on significant leverage by our funds subjects us to volatility and contractions in the debt financing markets could adversely affect our ability to achieve attractive rates of return on those investments.” The occurrence or continuation of any of these events or trends could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, which would cause the interest rate applicable to borrowings under the Credit Facility to increase and could result in other material adverse effects on our businesses. We depend on financial institutions extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding facilities when they mature. In addition, the incurrence of additional debt in the future could result in potential downgrades of our existing corporate credit ratings, which could limit the availability of future financing and/or increase our cost of borrowing. Furthermore, the Credit Facility and the indenture governing our senior notes contain certain covenants with which we need to comply. Non-compliance with any of the covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding. In addition, if we incur additional debt, our credit rating could be adversely impacted.
Borrowings under the Credit Facility will mature in April 2030, our tranches of senior notes mature in November 2028, June 2030, February 2052 and October 2054, respectively, and our subordinated notes mature in June 2051. As these borrowings and other indebtedness mature (or are otherwise repaid prior to their scheduled maturities), we may be required to either refinance them by entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay these borrowings by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to holders of our Class A or non-voting common stock. We may be unable to enter into new facilities or issue debt or equity in the future on attractive terms, or at all. Borrowings under the Credit Facility are SOFR-based obligations. As a result, an increase in short-term interest rates will increase our interest costs if such borrowings have not been hedged into fixed rates.
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

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our investment objective and our net investment income. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. If market rates decrease we may earn less interest income from investments made during such lower rate environment. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. In addition, we may increase our floating rate instruments to position the portfolio for rate increases. On a market value basis, approximately 86% of the debt assets within our Credit Group were floating rate instruments as of December 31, 2025, which we believe helps mitigate volatility associated with changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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
Inflation has impacted and may in the future adversely affect our business, results of operations and financial condition of our funds and their portfolio companies.
Certain of our funds and their portfolio companies are in industries that have been impacted by inflation. Although U.S. inflation rates have fluctuated in recent periods, they remain well above the historic levels over the past several decades. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our funds’ portfolio companies’ operations. If these portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results. In addition, any projected future decreases in the operating results of our funds’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our fund investments could result in future realized or unrealized losses.
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
In addition, we operate in a business that is highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, particularly our growth internationally, and the cost of maintaining our information systems and technology may increase from its current level, including due to existing and anticipated regulations. Such a failure to accommodate growth, or an increase in costs related to our information systems and technology, could have a material adverse effect on our business and results of operations.
Furthermore, while we have offices and personnel located worldwide, our headquarters and a substantial portion of our personnel are located in Los Angeles. An earthquake, wildfire or other disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications, our internal human resources systems or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters or other office locations, could materially disrupt our operations and adversely affect our business and financial results. Although we have disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
We also rely on a concentrated set of vendors and third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters, such as accounting, investor services, investment operations, banking, software development and maintenance and legal and regulatory compliance. Our ability to conduct our business may be adversely affected if one or more key vendors or third-party service providers fails to meet our expectations or if we otherwise become unable to procure their services on commercially reasonable terms. In addition, certain vendors and third-party service providers are vulnerable to disruption from severe weather events, natural disasters, public health crises, cybersecurity incidents or similar services and other disruptions, and may be subject to financial distress, regulatory sanctions, labor shortages, system failures or other operational issues. Operational risks could increase as third-party service providers increasingly offer mobile and cloud-based software services rather than software services that can be operated within our own data centers, as certain aspects of the security of such technologies may be complex, unpredictable or beyond our control, and any failure by mobile technology or cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential, proprietary or personal information. In addition, our counterparties’ information systems, technology or accounts may be the target of cyber-attacks. See “—General Risk Factors—Security incidents or cyber-attacks, affecting us or our third-party service providers, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.” Any interruption or deterioration in the performance of these third parties or the service providers of our counterparties or failures or vulnerabilities of their respective information systems or technology could impair the quality of our funds’ operations, require us to transition to alternative providers, which could involve significant time, costs and operational risks, and could impact our reputation, adversely affect our businesses and limit our ability to grow.

Finally, there continues to be significant evolution and developments in the use of artificial intelligence and machine learning technologies, including generative artificial intelligence and large language models. We cannot fully determine the impact of such evolving technology to our business at this time.
Our capital markets activities expose us to risks that could limit our revenue growth and expose us to losses from counterparties.
The capital markets services that our Capital Solutions Group and AMCM provide serve as one of our sources of revenue. The capital markets fees AMCM receives are generally dependent on the frequency and volume of transactions by our funds and portfolio companies, which can fluctuate over time. A slowdown in market activity generally or in our investment or exit activity could adversely affect the amount of fees AMCM’s business generates.
In addition, as a result of services provided by our Capital Solutions Group and by AMCM, we could incur losses that could have a material adverse effect on our results of operations, financial condition and cash flow, as well as our reputation. For example, we may incur significant losses to the extent that our counterparties fail to acquire or pay for the debt or equity securities or loans that we expected to sell, place or syndicate to them or are otherwise unable to dispose of any financial exposure that we incur at the prices that we anticipated or at all.
We are subject to risks in using prime brokers, custodians, counterparties, administrators and other agents.
Many of our funds depend on the services of prime brokers, custodians, counterparties, administrators and other agents to carry out certain securities and derivatives transactions and other administrative services. We are subject to risks of errors made by these third parties, which may be attributed to us and subject us or our fund investors to reputational damage, penalties or losses. We may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers.
Although the Dodd-Frank Act provides for general regulation of the derivatives market, the terms of the contracts with these third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.
The counterparty to one or more of these contracts may default, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur suddenly and without notice to us or the applicable fund. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack contractual recourse or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which is when defaults are most likely to occur.
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
We intend, if market conditions warrant, to grow our businesses by increasing assets under management in existing businesses and expanding into new investment strategies, geographic markets, strategic partnerships and businesses. We may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners, acquisition of companies, or other strategic initiatives (including through our other businesses), which may include entering into new lines of business. In addition, consistent with our past experience, we expect opportunities will arise to acquire other alternative or traditional asset managers, including asset managers located outside of the U.S. We have in the past opened many offices to conduct our asset management and capital markets businesses around the world, including in Europe and APAC, which we intend to grow and expand. We have also launched a number of new investment initiatives in various asset classes and geographies, which subject us to additional risk. For example, in connection with the acquisition of Walton Street Capital Mexico S. de R.L. de C.V. and certain of its affiliates (“WSM”) (the “WSM Acquisition”) in 2024, we expanded our real estate capabilities into Mexico. Additionally, in connection with the GCP Acquisition in 2025, we launched investment initiatives in Japan, Vietnam and Brazil. Each of these geographies may subject us to heightened risks due to jurisdictional limitations or political or economic uncertainty in these regions. See “—Investments in emerging markets are subject to greater risks than those in more developed markets.” Introducing new types of investment structures and products could increase the complexities involved in managing such investments, including ensuring compliance with applicable regulatory requirements and terms of the investment vehicles.
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
•enhancing internal control processes of acquired assets;
•regulatory or compliance exposure related to acquired assets until appropriate processes and controls are implemented;
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
•our inability to realize the anticipated operation and financial benefits from an acquisition for a number of reasons, including if we are unable to effectively integrate acquired businesses and the potential departure of key investment professionals and employees or loss of relationships of the acquired businesses;
•any divergence from our broader strategic goals or short-term decision-making that may result from any earnout structure in connection with an acquisition;
•potential increase in investor concentration; and
•the broadening of our geographic footprint, increasing the risks associated with conducting operations in certain foreign jurisdictions where we currently have little or no presence.
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business does not generate sufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures and business combinations through subsidiary sponsored investment vehicles, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control or disputes with our joint venture partners. Because we have not yet identified these potential new investment strategies, geographic markets or lines of business, we cannot identify all of the specific risks we may face and the potential adverse consequences on us and their investment that may result from any attempted expansion.
If we are unable to consummate or successfully integrate new businesses and strategies, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.

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
Our financial support to particular structured financing vehicles, or our inability to provide support, may cause our AUM, revenue and earnings to decline.
At our option and from time to time, we have provided and may in the future provide seed, warehouse or other forms of capital or credit support to our structured financing vehicles for commercial or other reasons. Our support of structured financing vehicles may utilize capital and liquidity that would otherwise be available for other corporate purposes. These arrangements subject us to a risk of loss equal to the value of the financial support in the event that these structured financing vehicles or the underlying financial interests do not meet stated performance thresholds, which typically results in a variable interest and the consolidation of these investment vehicles by us. Conversely, our ability to seed, warehouse or otherwise support certain structured financing vehicles may be restricted by regulation or by our inability to make available sufficient capital or liquidity. Moreover, inherent constraints arising from the business models of certain asset managers, including our business model, may during periods of market volatility result in us having fewer options for accessing liquidity than asset managers with alternate business models, which may adversely impact our ability to support certain structured financing vehicles. Our decision to support particular structured financing vehicles, or our inability or unwillingness to provide such support, may result in losses or affect our capital or liquidity, which may cause AUM, revenue and earnings to decline.
Hedging strategies may adversely affect the returns on our cash flow and financial condition and funds’ investments.
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
Risk management applies to our investment management operations as well as to the investments we make for our specialized funds and customized separate accounts. We have developed and continue to update strategies and procedures specific to our business for managing risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified, including those related to difficult market or geopolitical conditions. Given the large number and size of our funds, we often have large positions with a single counterparty. For example, we and most of our funds have credit lines. If the lender under one or more of those credit lines were to freeze the account or become insolvent, we may have difficulty replacing the credit line and the affected fund(s) or we may face liquidity challenges, which may adversely affect our business operations or the fund’s ability to close on an investment. If that counterparty is unable to perform its obligations or performs below our standards, we, our specialized funds, customized separate accounts and other investments may be adversely affected. In addition, some of our methods for managing the risks related to our clients’ investments are based upon our analysis of historical private markets behavior. Statistical techniques are applied to these observations in order to arrive at quantifications of some of our risk exposures. Historical analysis of private markets returns requires reliance on valuations performed by fund managers, which may not be reliable measures of current valuations. These statistical methods may not accurately quantify our risk exposure if circumstances arise that were not observed in our historical data. In particular, as we introduce new types of investment structures, products or services, our historical data may be incomplete. Failure of our risk management techniques could materially and adversely affect our business, financial condition and results of operations, including our right to receive incentive fees.
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
Overview of our regulatory environment and exemptions from certain laws. Our businesses are subject to extensive regulation, including periodic examinations and potential investigations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate. The SEC oversees the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act. FINRA and the SEC oversee the activities of our wholly owned subsidiary AMCM as a registered broker-dealer, which also maintains licenses in many states. We are subject to audits by the Defense Counterintelligence and Security Agency to determine whether we are under foreign ownership, control or influence. We are also increasingly subject to various data privacy and protection laws. If we are unable or fail to comply with such laws, we could be subject to fines, penalties, litigation or reputational harm.
Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies, including with respect to uses of artificial intelligence by investment advisers. While comprehensive U.S. regulation has not been enacted to date, various U.S. governmental agencies and departments, including the SEC and Department of the Treasury, have released reports or otherwise indicated interest in assessing risks relating to the uses of artificial intelligence by businesses such as ours. In addition, certain laws governing artificial intelligence have been adopted in the EU (including the EU Artificial Intelligence Act) and in certain U.S. states. While we cannot predict the nature or effects of future regulations, regulatory developments relating to artificial intelligence could potentially have a material adverse effect on our business and results of operations.
SEC enforcement activity has increased in recent years. While we have a robust compliance program in place, it is possible this enforcement activity will target practices that we believe are compliant, and which were not historically targeted by the SEC. Any such developments could materially impact our business and operations, including increasing compliance burdens and regulatory costs, and heightening the risk of regulatory enforcement action such as public sanctions, restrictions on activities, fines and reputational damage.
Federal regulation. Under the Dodd-Frank Act, the Financial Stability Oversight Council (“FSOC”) has the authority to review the activities of certain non-bank financial firms engaged in financial activities and designate them as systemically important financial institutions (“SIFI”). Currently, there are no non-bank financial companies with a non-bank SIFI designation. The FSOC has, however, designated certain non-bank financial companies as SIFIs in the past, and additional non-bank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. In November 2023, FSOC adopted amendments to its guidance regarding procedures for designating non-bank financial companies as SIFIs which eliminated the prior guidance’s prioritization of an “activities-based” approach for identifying, assessing and addressing potential risks to financial stability. Under the previous guidance’s “activities-based” approach, FSOC indicated that it would primarily focus on regulating activities that pose systemic risk rather than focusing on individual firm-specific determinations. The elimination of an “activities-based” approach over designation of an individual firm as a non-bank SIFI may increase the likelihood of FSOC designating one or more firms as a non-bank SIFI. If we were designated as such, it would result in increased regulation of our businesses, including the imposition of capital, leverage, liquidity and risk management standards, credit exposure reporting and concentration limits, enhanced public disclosures, restrictions on acquisitions and annual stress tests by the Federal Reserve. Requirements such as these, which were designed to regulate banking institutions, would likely need to be modified to be applicable to an asset manager, although no proposals have been made indicating how such measures would be adapted for asset managers.
Pursuant to the Dodd-Frank Act, regulation of the U.S. derivatives market is bifurcated between the CFTC and the SEC. Under the Dodd-Frank Act, the CFTC has jurisdiction over swaps and the SEC has jurisdiction over security-based swaps. Under CFTC rules, all swaps (other than security-based swaps) are included in the definition of commodity interests. As a result, funds that utilize swaps (whether or not related to a physical commodity) may fall within the statutory definition of a commodity pool. If a fund qualifies as a commodity pool, then, absent an available exemption, the operator of such fund is required to register with the CFTC as a CPO. Registration with the CFTC renders such CPO subject to regulation, including with respect to disclosure, reporting, recordkeeping and business conduct, which could significantly increase operating costs by requiring additional resources.
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
The SEC has adopted Regulation Best Interest which requires broker-dealers, or natural persons who are associated persons of broker-dealers, to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities. Regulation Best Interest requires such broker-dealers to evaluate available alternatives, including those that may have lower expenses and/or lower investment risk than our investment funds. Regulation Best Interest may negatively impact whether certain broker-dealers and their associated persons are willing to recommend investment products, including certain of our funds, to retail customers, which may adversely impact our ability to distribute our products to certain investors. Furthermore, the U.S. Department of Labor as well as several states have proposed regulations or taken other actions pertaining to conduct standards for investment advisers and broker-dealers that may result in additional requirements related to our business.
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
A number of our investing activities, such as our direct lending business, are also subject to regulation by various U.S. and foreign regulators, and may become subject to new laws, regulations or initiatives. It is impossible to determine the full extent of the impact on us of existing regulation or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our businesses, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Complying with any new laws or regulations could be more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect profitability. As of December 31, 2025, our direct lending AUM represented 44% of our total AUM.
The SEC’s recent list of examination priorities for investment advisers includes numerous items related to the oversight of asset managers to private funds, and many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding private funds, including the calculation of fees and expenses, the allocation of broken-deal expenses, the disclosure of operating partner or operating executive compensation, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures.
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
Following Brexit, the provisions of the GDPR were incorporated directly into U.K. law as the U.K. GDPR. In June 2025, the U.K. government enacted the Data (Use and Access) Act 2025, which includes reforms that may increase divergence between the U.K. and EU data protection regimes over time. In addition, the EU continues to pursue a broad digital regulatory agenda, including proposals to amend certain existing digital frameworks. These developments may require us and our portfolio companies to update policies, procedures, technical and organizational measures, vendor arrangements, cross-border data transfer practices and our uses of data and technology, and could increase the risk of investigations, enforcement actions, litigation or penalties if we fail to comply.
In December 2025, the European Commission renewed its adequacy decisions for the U.K., which permit the transfer of personal data from the EEA to the U.K., until December 27, 2031, subject to periodic review and potential renewal. While we currently rely on the adequacy decisions and other transfer mechanisms, the adequacy decisions could be modified, suspended or withdrawn in the future, which could require us and our portfolio companies to implement additional data transfer mechanisms and could increase costs and complexity.
Regulations impacting the insurance industry could adversely affect our business and our operations, and our provision of products and services to insurance companies, including through Aspida, subjects us to a variety of risks and uncertainties.
The insurance industry is subject to significant regulatory oversight, both in the U.S. and abroad. Regulatory authorities in many relevant jurisdictions have broad administrative, and in some cases discretionary, authority with respect to insurance companies and/or their investment advisers, which may include, among other things, the investments insurance companies may acquire and hold, marketing practices, affiliate transactions, reserve requirements, capital adequacy including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admissibility of assets, policy form approval, unfair trade and claims practices, advertising, maintaining policyholder privacy, payment of dividends and distributions to shareholders, investments, review and/or approval of transactions with affiliates, reinsurance, acquisitions, mergers and other matters. Insurance regulatory authorities regularly review and update these and other requirements. Effective March 31, 2024, new legislation became operative in Bermuda (subject to certain transitional and grandfathering arrangements) which relates to changes to the calculation of the technical provisions framework of insurers and insurance groups, amendments to the computation and flexibility of the Bermuda Solvency Capital Requirement, updates to the prudential rules and reporting forms to modify capital requirements and revisions to the fees charged to life insurers regulated by the BMA. In 2024, the National Association of Insurance Commissioners (“NAIC”) in the U.S. adopted changes to its Financial Analysis Handbook to provide additional guidance to regulators reviewing affiliated investment management agreements and added new regulatory considerations and guidance to assist regulators in assessing complex ownership structures.
In 2024 and 2025, U.S. regulators also advanced several initiatives that directly affect capital standards and reserve requirements. The NAIC adopted multiple revisions to risk-based capital (“RBC”) formulas applicable to insurers, including new RBC treatment for pledged assets used in certain reinsurance arrangements. In addition, the NAIC continued refining RBC treatment for structured securities, including maintaining elevated capital charges for certain residual tranches. Separately, regulators advanced several material changes to asset adequacy testing (“AAT”) and cash flow testing requirements. The NAIC adopted Actuarial Guideline LV (AG 55), which requires insurers to include ceded reinsurance business within AAT under moderately adverse conditions, effective for year-end 2025 with reporting due by April 1, 2026. Additional proposals would require cash-flow testing of certain reinsurance transactions at the treaty level.
Changes in rules and regulations impacting the insurance industry could adversely impact our expansion into the insurance industry, the prospects of Aspida Re, a Bermuda insurance company, and other investments we make in the insurance industry, both in the U.S. and abroad and limit our ability to raise capital for our funds from insurance companies, which could limit our ability to grow. More frequent and substantive updates to RBC and AAT frameworks could also create additional operational complexity or affect the capital planning or reinsurance strategies of insurers with which we conduct business.
The U.S. and foreign insurance industries are subject to significant regulation. Regulatory authorities in the U.S. and many relevant jurisdictions have broad regulatory (including through any regulatory support organization), administrative, and in some cases discretionary, authority with respect to insurance companies and/or their investment advisers, which may include, among other things, the investments insurance companies may acquire and hold, marketing practices, affiliate transactions, reserve requirements and capital adequacy. Because these requirements are primarily designed to protect policyholders, regulatory authorities often have wide discretion in applying restrictions and regulations, which may indirectly affect Aspida, Aspida Life, Aspida Re and other parts of our business that operate within or offer products or services to insurance industry.
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
The BMA considers us to be the “shareholder controller” (as defined in the Bermuda Insurance Act) of Aspida Re, a Bermuda Class E insurance company. Aspida Re is subject to regulation and supervision by the BMA, and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to the Bermuda Insurance Act. Under the Bermuda Insurance Act, the BMA maintains supervision over the “controllers” of all registered insurers in Bermuda. For these purposes, a “controller” includes a shareholder controller (as defined in the Bermuda Insurance Act). The Bermuda Insurance Act imposes certain notice requirements upon any person that has become, or as a result of a disposition ceased to be, a shareholder controller, and failure to comply with such requirements is punishable by a fine or imprisonment or both. In addition, the BMA may file a notice of objection to any person or entity who has become a controller of any description where it appears that such person or entity is not, or is no longer, fit and proper to be a controller of the registered insurer, and such person or entity can be subject to fines or imprisonment or both. These laws may discourage potential acquisition proposals for us and could delay, deter or prevent an acquisition of controllers of Bermuda insurers.
Employee misconduct and failure to comply with applicable laws, obligations and standards could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
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
Despite Brexit, new and existing EU legislation is expected to continue to impact our business in the U.K. The following EU and U.K. measures are of particular relevance to our business.

Securitisation Regulation
The EU Securitisation Regulation (the “Securitisation Regulation”) includes requirements in relation to transparency and risk retention and restricts AIFMs from investing in securitizations which do not comply with its provisions (“non-compliant securitizations”). The Securitisation Regulation also imposes an obligation on AIFMs to divest any interest in a non-compliant securitization. It is currently unclear if the Regulation applies to non-EU AIFMs marketing one or more alternative investment funds in the EEA under a national private placement regime. This lack of clarity may hamper our ability to raise capital for some of our non-EEA funds from investors in the EEA or subject such fund raising to additional risks, including, if application of the Securitisation Regulation to non-EEA AIFMs is confirmed, that their funds that market in the EEA could be required to divest of interests in non-compliant securitizations at sub-optimal prices.
The U.K. has since assimilated the EU Securitisation Regulation and subsequently published the Securitisation Regulations 2024 (the “U.K. Securitisation Regulation”), replacing the previous on-shored EU framework. The U.K. Securitisation Regulation became effective on November 1, 2024 (with transitional provisions applying to earlier securitizations). It deviates from the EU’s Securitisation Regulation in a number of ways, including with respect to due diligence, transparency and risk-retention rules. We continue to monitor and comply with the requirements of the U.K. Securitisation Regulation (and the accompanying rules issued by the Prudential Regulation Authority and FCA) across our securitization activities and funds.
EMIR
The EU Regulation on over-the-counter (“OTC”) derivative transactions, central counterparties and trade repositories (the “European Market Infrastructure Regulation” or “EMIR”) requires the mandatory clearing of certain OTC derivatives through central counterparties. EMIR creates additional risk mitigation requirements (including, in particular, margining requirements) in respect of certain OTC derivative transactions that are not cleared by a central counterparty and imposes reporting and record keeping requirements in respect of most derivative transactions. The requirements are similar to, but not the same as, those in Title VII of the Dodd-Frank Act. The latest amendments to EMIR (“EMIR 3.0”) came into effect on December 24, 2024. As well as introducing a new active account requirement, EMIR 3.0 amended existing requirements. A number of these changes will be effected through regulatory technical standards, including in relation to the revised clearing thresholds and associated calculation methodology, which are currently in draft form and expected to come into effect in early 2026.
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
The EU regulation on transparency of securities financing transactions (“SFTR”) requires the mandatory reporting of certain securities financing transactions (“SFTs”), disclosure obligations to counterparties regarding the re-use of collateral, and certain transparency and disclosure obligations for managers of UCITS and AIFs in respect of SFTs and total return swaps. The U.K. has on-shored SFTR, with the effect that a similar but not identical set of rules apply in the U.K. (“U.K. SFTR”). Certain cross-border arrangements (such as those where an Ares European fund enters into an SFT with a U.K. counterparty) may be impacted. Although SFTR and U.K. SFTR are substantively similar, there are some areas of regulatory divergence (including with respect to differing validation rules) and there can be no guarantee that the U.K. will move in lockstep with the future changes proposed by the EU.
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
The precise extent to which the U.K. will seek to reflect AIFMD II in its domestic rules remains unclear, however it is expected to implement a streamlined regime tailored to U.K. market practice, rather than replicating AIFMD II. HM Treasury and the FCA are progressing a separate reform of the U.K’s alternative investment fund manager regime and in April 2025, each respectively published a consultation on a new U.K.-specific framework and a Call for Input. The proposed changes include (i) replacing the existing “full-scope” and “sub-threshold” AIFM categories with a more flexible tiering based on an AIFM’s size, investment base and investment activities; (ii) abolishing the “small registered AIF” category (except in respect of managers of social enterprise funds and registered venture capital funds) and requiring all AIFMs to become FCA-authorized; and (iii) implementing a streamlined regime for investment trust and REIT managers. The FCA intends to publish and consult on draft rules in the first half of 2026. We will continue to monitor the development of these consultations and the impact they may have on our U.K. business and operations.
Economic Crime and Corporate Transparency Act 2023
The U.K. enacted the Economic Crime and Corporate Transparency Act 2023 (“ECCTA”) on October 26, 2023. As part of ECCTA, a new ‘failure to prevent fraud’ offence was created in the U.K. (the “FTPF Offence”). The FTPF Offence is modeled on similar existing offences for ‘failure to prevent bribery’ and ‘failure to prevent the facilitation of tax evasion.’

The FTPF Offence imposes criminal liability on bodies corporate and partnerships, wherever incorporated, meeting specified size thresholds (so-called ‘large organizations’) where an ‘associate’ (being an employee, agent, subsidiary undertaking or person who provides services for or on behalf of the large organization) commits a U.K. fraud offence, unless the large organization has in place reasonable fraud prevention policies and procedures (or it was not reasonable to have policies and procedures in place). Owing to the complexity of this definition, certain fund structures (and potentially portfolio companies) could be caught in scope too. The FTPF Offence came into effect on September 1, 2025. We have reviewed and adjusted our fraud prevention policies and procedures accordingly.

Hong Kong Security Law
On June 30, 2020, the National People’s Congress of China passed a national security law applicable to Hong Kong (the “National Security Law”), which criminalize certain offenses including secession, subversion of the Chinese government, terrorism, treason, sedition and collusion with foreign entities. On March 23, 2024, Hong Kong enacted the Safeguarding National Security Ordinance (the “Safeguarding National Security Ordinance”), which creates additional national security-related offenses. The National Security Law and the Safeguarding National Security Ordinance may apply to individuals and entities outside Hong Kong, including non-permanent residents, and their extraterritorial reach remains unclear. The application of these laws and related developments could limit the activities of or negatively affect the Company, our funds and/or our portfolio companies. These laws have been condemned by the U.S., the U.K. and several EU countries and have created additional tensions between the U.S. and China. Any future escalation of tensions, protests or other government measures, as well as other economic, social or political unrest, could adversely impact the security and stability of the region and may have a material adverse effect on countries in which the Company, our funds and portfolio companies or any of their respective personnel or assets are located.
Regulations governing the operation of our business development companies affect their ability to raise, and the way in which they raise, additional capital.
Our funds organized as BDCs operate as highly regulated businesses within the provisions of the Investment Company Act. Many of the regulations governing BDCs restrict, among other things, leverage incurrence, co-investments and other transactions with other entities within the Ares Operating Group. Certain of our funds may be restricted from engaging in transactions with our BDCs and their respective subsidiaries. As funds that have elected to be regulated by the Investment Company Act, our BDCs may issue debt securities or preferred stock and borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, our BDCs are currently permitted to incur indebtedness or issue senior securities only in amounts such that their respective asset coverage ratio, as calculated pursuant to the Investment Company Act, equals at least 150% after each such issuance. Our BDCs are also generally prohibited from issuing and selling their respective common stock at a price below net asset value per share without first obtaining approval from their respective stockholders and independent directors.
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
The publicly-traded and perpetual wealth investment vehicles that we manage operate under a complex regulatory environment. Such companies require the application of complex tax and securities regulations and may entail a higher level of regulatory scrutiny. In addition, regulations affecting our publicly-traded and perpetual wealth investment vehicles generally affect their ability to take certain actions. Certain of our vehicles have elected to be treated as a RIC or a REIT for U.S. federal income tax purposes. To maintain their status as a RIC or a REIT, such vehicles must meet, among other things, certain source of income, asset diversification and annual distribution requirements. Funds that have elected to be treated as RICs are required to generally distribute to their respective stockholders at least 90% of their respective investment company taxable income to maintain their RIC status. Funds that have qualified as REITs must distribute at least 90% of their taxable income to their stockholders and meet, on a continuing basis, certain other complex requirements under the Code. Certain of our perpetual wealth vehicles are subject to complex rules under the Investment Company Act, including rules that restrict certain of our funds from engaging in transactions with these perpetual wealth vehicles. In addition, subject to certain exceptions, our BDCs are generally prohibited from issuing and selling their common stock at a price below net asset value per share and from incurring indebtedness (including for this purpose, preferred stock), if the BDCs’ respective asset coverage ratio, as calculated pursuant to the Investment Company Act, equals less than 150% after giving effect to such incurrence. The extent to which the publicly-traded and perpetual wealth investment vehicles that we manage are negatively affected by these regulations may affect our overall profitability.
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
Increased regulatory scrutiny and uncertainty with respect to expense allocation may expose us to additional risk.
While we historically have and will continue to allocate the expenses of our funds in good faith and in accordance with the terms of the relevant fund agreements and our expense allocation policy in effect from time to time, due to increased regulatory scrutiny of expense allocation policies in the private funds realm, our policies and practices may be challenged by our supervising regulatory bodies. If we or our supervising regulators were to determine that we have improperly allocated such expenses, we could be required to refund amounts to the funds and could be subject to regulatory action, litigation from our fund investors and/or reputational harm, each of which could have a material adverse effect on our business and financial condition.
Increasing scrutiny from stakeholders and regulators with respect to sustainability—or ESG—matters could impact our or our funds’ portfolio companies’ reputation, the cost of our or their operations, or result in investors ceasing to allocate their capital to us, all of which could adversely affect our business and results of operations.
We, our funds and their portfolio companies face increasing public scrutiny related to ESG activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Certain institutional investors may consider such ESG ratings and measures in making their investment decisions. If our ESG ratings or practices do not meet the standards set by such investors or our stockholders, or if we fail, or are perceived to fail, to demonstrate progress toward our ESG objectives and initiatives, they may choose not to invest in our funds or exclude our common stock from their investments. Relatedly, we, our funds and their portfolio companies risk damage to our brands and reputations, if we or they do not or are perceived to not act responsibly in a number of areas, including, but not limited to human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the brand of our funds or their portfolio companies, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations.
Moreover, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted, or indicated an intent to pursue “anti-ESG” policies, legislation, or initiatives, issued related legal opinions and pursued related investigations and litigation. If investors subject to anti-ESG legislation viewed our funds or responsible investing or ESG practices, including our climate-related goals and commitments, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect results of our operations, cash flow or the price of our common stock. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address sustainability and responsible investment matters, climate change or climate-related risk.
Our ESG initiatives, objectives, intentions and expectations are subject to change, and no assurance or guarantee can be given that such objectives, intentions or expectations (some of which are aspirational in nature) will be met. Statistics and metrics that we report relating to ESG matters are estimates and may be based on assumptions or developing standards (including our internal standards and policies). There can be no assurance that our ESG policies and procedures, including policies and procedures related to responsible investment or the application of ESG-related criteria or reviews to the investment process, including certain metrics or frameworks, will continue. Such policies and procedures may change, even materially, or may not be applied to certain investments. In addition, the act of selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized, or judgment exercised by Ares, will reflect the beliefs or values, internal policies or preferred practices of investors or other managers, or align with market trends. Further, Ares may determine at any point that it is not feasible or practical to implement or complete certain of its ESG initiatives, policies and procedures based on cost, timing or other considerations.
Further, some groups and federal and state officials have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision, and in January 2025, the Presidential Administration signed a number of Executive Orders focused on diversity, equity and inclusion (“DEI”), which caution the private sector to end “illegal DEI discrimination and preferences” and preview upcoming compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. Agencies across the federal government, including the Department of Justice, the Federal Communications Commission, and the Equal Employment Opportunity Commission, have been focusing on DEI-related investigations and enforcement. It is uncertain how the interpretation, application and enforcement of laws (including U.S. state and federal nondiscrimination laws), policies and public sentiment related to DEI will evolve, and it may become increasingly challenging to establish global DEI-related policies and programs that meet the varied laws, policies and norms of different jurisdictions. If investors view our funds, policies or procedures as being in contradiction of such executive orders, policies, legislation or legal opinions, such investors may not invest in our funds. Further developments may also make it more difficult for our funds or vehicles to operate across jurisdictions.
New and evolving and sometimes conflicting sustainability/ESG regulations and disclosure expectations could increase our compliance costs and expose us to enforcement, litigation or fundraising constraints.
Certain regulations related to ESG that are applicable to us, our funds and their portfolio companies could adversely affect our business. The European Commission’s “action plan on financing sustainable growth” (“Action Plan”) is designed to, among other things, define and reorient investment toward more sustainable economic activities. The Action Plan contemplates, among other things: establishing EU labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding ESG in their investment decision-making processes; increasing disclosure requirements in the financial services sector around ESG and increasing the transparency of companies on their ESG policies and related processes and management systems; and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies.
The Taxonomy Regulation is a classification system that establishes a list of environmentally sustainable economic activities and sets out four overarching conditions that an economic activity has to meet in order to qualify as environmentally sustainable. The Taxonomy Regulation, amongst other things, introduces mandatory disclosure and reporting requirements and supplements the framework set out in the Sustainable Finance Disclosure Regulation (“SFDR”), which requires certain disclosures at both firm and fund level.
For Ares, this primarily impacts our AIFMs and the funds they manage by requiring certain firm-level website disclosures regarding how sustainability risks are integrated into our investment process, consideration of adverse impacts of investment decisions on sustainability factors and transparency of remuneration practices and inclusion of certain fund-level information in pre-contractual and periodic disclosures. There is a risk that a significant reorientation in the market following the implementation of these regulations and further measures could be adverse to our funds’ portfolio companies if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or allegations or evidence of “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). There is also a risk that market expectations in relation to SFDR categorization of financial products could adversely affect our ability to raise capital, especially from EEA investors. In November 2025, the European Commission published a draft legislative proposal to revise SFDR to introduce, among others, new categories for sustainability-related financial products with related criteria that require to be met for each category. Ares cannot guarantee that its current approach will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs.
Guidance from EU policymakers and supervisors moves the goalposts frequently. It is not possible at this stage to fully assess how our business will be affected by EU sustainable finance and corporate sustainability reporting initiatives. Such regulations and regulatory initiatives may require changes to either the names of certain Ares funds, their approach to ESG and related regulatory disclosures or changes to their portfolio composition. We, our funds and their portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in which we or they currently have investments or plan to invest in the future. Additionally, compliance with any new laws or regulations (including recent heightened SEC scrutiny regarding adviser compliance with advisers’ own internal policies) increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we, our funds or their portfolio companies conduct our businesses and adversely affect our profitability.
Moreover, on January 5, 2023, the Corporate Sustainability Reporting Directive (“CSRD”) came into effect. Broadly, CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). CSRD requires companies to produce detailed and prescriptive reports on sustainability-related matters within their financial statements.
CSRD is a novel regime and applicable scoping thresholds, the date of application and the substance of reporting requirements have been subject to a regulatory amendment process and are expected to be subject to further processes to refine the relevant requirements, including subsequent rule making and regulatory clarifications. There can be no assurance that developments with respect to CSRD will not adversely affect Ares or assets held by Ares managed funds that are held in certain countries or the returns from these assets. One or more of our businesses may fall within scope of CSRD and this may lead to increased management burdens and costs.

In the U.K., the FCA has introduced a regulatory framework focused on implementing the recommendations of the Financial Stability Board’s TCFD and, in particular, by introducing mandatory TCFD-aligned disclosure requirements for certain FCA authorized firms. Pursuant to these rules, AML and AMUKL have to disclose certain climate-related financial information in line with the four overarching pillars of the TCFD recommendations (Governance, Strategy, Risk Management, Metrics & Targets) annually on a mandatory basis, and have done so since 2024.

The U.K. Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduces, among others, an ‘anti-greenwashing’ rule which applies to all U.K.-authorized firms in their communications with clients in the U.K. in relation to a product or service or when communicating or approving a financial promotion to a person in the U.K., which includes applicable Ares entities. Compliance with the anti-greenwashing rule may result in management burdens and additional regulatory costs.

In Asia, regulators in Singapore, Japan and Hong Kong have released guidelines for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure. Australia’s securities regulator confirmed that “greenwashing” has been an enforcement priority in recent years and issued information on its surveillance activities in respect of “greenwashing” in 2024. In 2025, Australia’s climate-related financial disclosure regime under the Corporations Act 2001 (Cth) came into effect, with reporting requirements applying to the largest entities first and being phased in over time to capture a broader group of entities.
In response to these regulations, we may be required to provide additional disclosure to investors in our funds with respect to ESG matters, which may expose us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, place strain on our personnel, systems and resources, affect the manner in which we or our funds’ portfolio companies conduct our businesses and adversely affect our profitability because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, the lack of official guidance, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfill the requirements, thereby exacerbating any increase in compliance burden and costs.

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
For instance, the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) expanded the scope of U.S. sanctions against Iran. Additionally, Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, the ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates have from time to time publicly filed and/or provided to us the disclosures reproduced in our Quarterly Reports. We do not independently verify or participate in the preparation of these disclosures. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, financial condition and results of operations, and any failure to disclose any such activities as required could additionally result in fines or penalties. In addition, any sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and between Israel and Hamas may impact us, our funds and their portfolio companies.
The U.K.’s divergence from the EU (“Brexit”) could adversely affect our business and our operations.
Following the U.K.’s divergence from the EU on January 31, 2020 and a transitional period, EEA “passporting rights” which previously facilitated certain EEA investor-facing activities by AML and AMUKL, are no longer available. AM Lux and its EU branches were established to enable Ares to continue certain regulated activities in the EU post Brexit, such as the management and marketing of funds (including funds managed by affiliates of AM Lux) to European investors.

The TCA remains the principal framework governing relations between the U.K. and the EU but it does not substantively address financial services, including reciprocal market access into the EU by U.K. firms, under equivalence arrangements or otherwise. Progress on a comprehensive regulatory cooperation agreement has been limited, and U.K.-based financial firms face ongoing uncertainty over access to EU markets, pending any further developments in the equivalence regime or bilateral arrangements.

The U.K. continues to review its financial services and markets regime, introducing measures via initiatives such as the Edinburgh Reforms to diverge from aspects of the EU regime. To the extent such measures result in a material divergence between the U.K. and EU regulatory regime continues, compliance with two diverging regulatory regimes may increase the operational burden and cost to our operations in these jurisdictions.

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

Failure to comply with regulations related to financial crimes, fraud and other deceptive practices or other misconduct at our funds’ portfolio companies, properties or projects could subject us to liability and reputational damage and also harm our businesses.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In the U.K., the Bribery Act of 2010 (the “U.K. Bribery Act”) prohibits companies that conduct business in the U.K. and their employees and representatives from giving, offering or promising bribes to any person, including non-U.K. government officials, as well as requesting, agreeing to receive or accepting bribes from any person. Under the U.K. Bribery Act, companies may be held liable for failing to prevent their employees and associated persons from violating the Act. On September 1, 2025, the U.K. also introduced, under the ECCTA, a new failure to prevent fraud offence which will hold certain large companies criminally liable for fraud committed by the employees or associated persons. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, the U.K. Bribery Act and ECCTA, these policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the U.K. Bribery Act and ECCTA or other applicable anti-corruption and fraud laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of shares of our Class A common stock.
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
We have sponsored SPACs and may in the future sponsor or otherwise utilize SPACs or other blank check companies in connection with the operation of our business. Regulatory and legal scrutiny of SPACs and other blank check companies increased significantly in recent years, including rules that impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and expand guidance regarding the extent to which SPACs could become subject to regulation under the Investment Company Act. The SEC has also brought enforcement actions against a SPAC and its sponsor for misleading claims in advance of a proposed business combination. In addition, litigation challenging completed and pending acquisitions by SPACs has increased, and in such litigation, it is possible that sponsors and/or their director designees may be held liable either for breaches of fiduciary duties owed to the SPAC’s public stockholders or for certain actions or omissions by the SPAC, including the failure by the SPAC to comply with applicable securities laws. Litigation has also arisen asserting that SPACs are violating federal securities laws by operating as unregistered investment companies. Any liabilities arising from these developments could adversely impact our business as well as harm our professional reputation. Moreover, we may lose all or a portion of our investment in any SPAC that we sponsor or become affiliated with if a business combination is not completed as contemplated or if the business combination is unsuccessful, which may also result in significant regulatory scrutiny, litigation costs and other expenses.
Risks Related to Our Funds
The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in shares of our Class A common stock.
We have presented returns relating to the historical performance of the funds we manage and certain targets of our future performance, including by reference to the internal rate of return (“IRR”) of certain funds’ performance using a gross IRR and a net IRR calculation and the MoIC (as defined below) of certain funds’ performance using a gross MoIC, generally calculated at the fund-level and based on the interests of all partners, and a net MoIC calculation. The historical performance of our funds is relevant to us primarily insofar as it is indicative of carried interest and incentive fees we have earned in the past and may earn in the future and our reputation and ability to raise new funds and therefore earn management fees on such new funds. The historical and potential returns of the funds we advise are not, however, directly linked to returns on shares of our Class A common stock. Therefore, holders of our Class A common stock should not conclude that positive performance of the funds we advise will necessarily result in positive returns on an investment in shares of our Class A common stock. An investment in shares of our Class A common stock is not an investment in any of our funds. Also, there is no assurance that projections in respect of our funds or unrealized valuations will be realized.

Moreover, the historical returns of our funds should not be considered indicative of the future returns of these or from any future funds we may raise. Performance metrics, such as IRR and MoIC, going forward for any current or future fund may vary considerably from the historical performance generated by any particular fund, or for our funds as a whole. Future returns will also be affected by the risks described elsewhere in this Annual Report on Form 10-K, including risks of the industries and businesses in which a particular fund invests.
Valuation methodologies for certain assets can be subject to significant subjectivity, and our value of an asset may differ materially from the value ultimately realized.
Many of our funds’ investments are illiquid and thus have no readily ascertainable market prices. We value these investments based on our estimate, or an independent third-party’s estimate, of their fair value as of the date of determination, which often involves significant subjectivity. There is no single standard for determining fair value in good faith and in many cases fair value is best expressed as a range of fair values from which a single estimate may be derived. We estimate the fair value of our investments based on third-party models, or models developed by us, which include discounted cash flow analyses and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, the timing of and the estimated proceeds from expected financings, some or all of which factors may be ascribed more or less weight in light of the particular circumstances. The actual results related to any particular investment often vary materially as a result of the inaccuracy of these estimates and assumptions. In addition, because many of the illiquid investments held by our funds are in industries or sectors which are unstable, in distress or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.
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
The valuation process for the portfolio holdings of our registered funds and BDCs that we manage may create a conflict of interest.
Rule 2a-5 under the Investment Company Act establishes requirements for good faith determinations of fair value, and addresses both the board’s and the “valuation designee’s” roles and responsibilities relating to determinations of the fair value of securities without readily available market quotations. Each of the boards of the investment companies registered under the

Investment Company Act (collectively, the “registered funds”) and the BDCs that we manage have designated their respective investment advisers to serve as valuation designee. These investment advisers are subsidiaries of the Company.
A substantial majority of our registered funds’ and BDCs’ portfolio holdings are comprised of investments that are not publicly-traded and do not otherwise have readily available market quotations. As a result, as required by the Investment Company Act and pursuant to Rule 2a-5 under the Investment Company Act, each of our registered funds’ and BDCs’ valuation designees will determine the fair value of these securities in good faith, subject to the oversight of the respective funds’ boards. The participation of employees of the Company’s subsidiaries in our registered funds and BDCs’ valuation processes could result in a conflict of interest since certain of our funds pay base management fees that may fluctuate with changes in the value of our registered funds’ and BDCs’ portfolio holdings.
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
The pace and consistency of our funds’ capital deployment has been, and may in the future continue to be, affected by a range of factors, including market conditions, regulatory developments and increased competition, which are beyond our control. In particular, the private equity and certain real estate markets have from time to time experienced challenges with downward pressure on valuations and muted opportunities for investment and realizations. These market dynamics may impact the pace and consistency of our funds’ capital deployment. During the same period, our AUM not yet paying fees may increase due to ongoing fundraising. While this AUM not yet paying fees represents significant future fee-earning potential, our inability to deploy this capital on the timeframe we expect, or at all, and on terms that we believe are attractive, would reduce or delay the management fees, carried interest and incentive fees that we would otherwise expect to earn on this capital. Any such reduction or delay would impair our ability to offset investments in additional resources that we often make to manage new capital, including hiring additional professionals. Moreover, we could be delayed in raising successor funds. The impact of any such reduction or delay would be particularly adverse with respect to funds where management fees are paid on invested capital. Any of the foregoing could have a material adverse effect on our results of operations and growth.
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
For example, CLOs are subject to credit, liquidity, interest rate and other risks and we have significant exposure to these markets through our investments in our CLO funds. CLOs invest on a leveraged basis in loans or securities that are themselves highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses compared to unlevered investments. As a result of such funds’ leveraged position, CLOs and their investors are at greater risk of suffering losses. CLOs have failed in the past and may in the future fail one or more of their “overcollateralization” tests.The failure of one or more of these tests will result in reduced cash flows giving rise to these types of consequences will not once again occur, subsist or become more acute in the future.
Our funds may choose to use leverage as part of their respective investment programs and certain funds, particularly in our Credit Group, regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. In addition, as BDCs that have elected to be regulated by the Investment Company Act, each of ARCC, ASIF and our open-ended core infrastructure fund are currently permitted to incur indebtedness or issue senior securities only in amounts such that their asset coverage ratio equals at least 150% after each such issuance. ARCC, ASIF and our open-ended core infrastructure fund’s ability to pay dividends will be restricted if their respective asset coverage ratio falls below 150% and any amounts that they use to service their respective indebtedness are not available for dividends to its common stockholders. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
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
The U.S. and many non-U.S. jurisdictions have laws designed to protect national security or to restrict foreign direct investment. For example, under the U.S. Foreign Investment Risk Review Modernization Act (“FIRRMA”), which expanded the jurisdiction and process of the Committee on Foreign Investment in the United States (“CFIUS”) has the authority to review, block or impose conditions on, via mandatory filings or declarations, certain investments by non-U.S. persons in U.S. businesses, companies or real assets deemed critical or sensitive to the U.S., including certain non-controlling investments and certain transactions involving real estate. Many non-U.S. jurisdictions restrict foreign investment in assets important to national security by taking steps including, but not limited to, placing limitations, restrictions or conditions on foreign equity investment, implementing investment screening or approval mechanisms and restricting the employment of foreigners as key personnel. These U.S. and foreign laws could limit our funds’ ability to invest in certain businesses or entities or impose burdensome notification requirements, operational restrictions or delays in pursuing and consummating transactions.
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
In addition to undertaking active ongoing investigative agendas, the U.S. Department of Justice Antitrust Division and the Federal Trade Commission, the two agencies responsible for enforcing federal antitrust and competition laws, have in recent years issued new guidance (including the 2023 Merger Guidelines) and adopted changes to premerger notification requirements under the Hart-Scott-Rodino Act. Antitrust and competition law enforcers and regulators in foreign jurisdictions have been similarly active. These developments, together with heightened scrutiny of private equity and alternative asset managers (including with respect to serial acquisitions, “roll-up” strategies and potential interlocking directorates), are expected to increase scrutiny of mergers and acquisitions and could result in more stringent standards for approving transactions and potential review of previously consummated transactions. As a result, the process of obtaining clearance from U.S. antitrust agencies and other antitrust authorities for mergers and acquisitions undertaken by the investment funds we manage is expected to become more challenging, more time consuming and more expensive. We may be required to modify, delay or abandon transactions, accept divestitures or other remedies, or incur significant costs. If certain proposed acquisitions or dispositions of portfolio companies by our managed investment funds are delayed, conditioned or rejected by antitrust enforcers, or if previously closed transactions are investigated, it could have an adverse impact on our ability to generate future performance revenues and to fully invest the available capital in our funds, as well as reduce opportunities to exit and realize value from our fund investments.
In August 2023, an Executive Order established an outbound investment screening regime that is intended to regulate or prohibit certain investments by U.S. persons in advanced technology sectors in China and other jurisdictions that may be designated as a “country of concern.” The U.S. Department of the Treasury issued final regulations implementing this Executive Order in October 2024, which became effective on January 2, 2025. The final rule prohibits or imposes notification requirements on certain outbound investments involving semiconductors and microelectronics, quantum information technologies and artificial intelligence by U.S. persons into certain entities with a nexus to China. These restrictions on U.S. outbound investments could limit the universe of prospective investments available to us, make it more difficult to deploy capital or identify buyers for investments, and/or adversely affect the governance and operations of our investments and thus our overall performance. The scope of this regime may evolve over time, including through additional guidance or changes in covered sectors, activities or countries.
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
Certain of our funds may utilize subscription lines of credit to fund investments prior to the receipt of capital contributions from the fund’s investors. As capital calls made to a fund’s investors are delayed when using a subscription line of credit, the investment period of such investor capital is shortened, which may increase the leveraged net internal rate of return of an investment fund. However, since interest expense and other costs of borrowings under subscription lines of credit are an expense of the investment fund, the investment fund’s net multiple of invested capital will be reduced, as will the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund will adversely affect our revenues.
Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.
Many of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the U.S., including Europe and APAC, while certain of our funds invest substantially all of their assets in these types of securities, and we expect that international investments will increase as a proportion of certain of our funds’ portfolios in the future. Investments in foreign securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:
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

Many of our funds make investments in companies that we do not control and may rank junior to preferred equity and debt in a company’s capital structure.

Investments by many of our funds will include debt instruments and equity securities of companies that we do not control. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. In addition, in most cases, the companies in which our investment funds invest have, or are permitted to have, outstanding indebtedness or equity securities that rank senior to our fund’s investment. By their terms, such instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investment. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. If any of the foregoing were to occur, the values of the investments held by our funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.
We may need to pay “clawback” or “contingent repayment” obligations if and when they are triggered under the governing agreements with our funds.
Generally, if at the termination of a fund and in certain cases at interim points in the life of a fund, the fund has not achieved investment returns that exceed the preferred return threshold or the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the excess of amounts previously distributed to us over the amounts to which we are ultimately entitled. This obligation is known as a “clawback” or contingent repayment obligation. Due to the fact that our carried interest is generally determined on a liquidation basis, as of December 31, 2025, if the funds were liquidated at their fair values at that date, there would have been no contingent repayment obligation or liability. There can be no assurance that we will not incur a contingent repayment obligation in the future. As of December 31, 2025, had we assumed all existing investments were worthless, the amount of carried interest, net of tax distributions, subject to contingent repayment would have been approximately $125.6 million of which approximately $99.8 million is reimbursable to the Company by certain professionals. Although a contingent repayment obligation is several to each person who received a distribution, and not a joint obligation, if a recipient does not fund his or her respective share of a contingent repayment obligation, we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue remedies against those carried interest recipients who fail to fund their obligations. We may need to use or reserve cash to repay such contingent repayment obligations instead of using the cash for other purposes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies and Other Arrangements,” “Note 2. Summary of Significant Accounting Policies,” and “Note 9. Commitments and Contingencies” within our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
We derive a substantial portion of our revenues from funds managed pursuant to management agreements that may be terminated. In addition, the investment management agreements related to our separately managed accounts may permit the investor to terminate our management of such accounts on short notice.
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
In addition, if we were to experience a change of control that triggers an “assignment” (as defined under the Investment Advisers Act or as otherwise set forth in the agreements of our funds), continuation of the investment management agreements of our funds would be subject to investor consent. There can be no assurance that required consents will be obtained if a change of control occurs.
We currently manage a portion of investor assets through separately managed accounts, whereby we earn management fees and carried interest or incentive fees, and we intend to continue to seek additional separately managed account mandates. The investment management agreements we enter into in connection with managing separately managed accounts on behalf of certain clients may in certain cases be terminated by such clients on as little as 30 days’ prior written notice. In addition, the boards of directors of the investment management companies we manage could terminate our advisory engagement of those companies on as little as 30 days’ prior written notice. Each investment advisory and management agreement with our BDCs can be terminated by the majority of their respective voting securities holders upon 60 days’ prior written notice. We serve as the sub-adviser for the existing manager of certain funds. Although in some cases there can be economic payments made by the manager for termination of such sub-advisory contracts, in the case of any such terminations, the management fees and carried interest or incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a significant adverse impact on our revenues.
With respect to certain of our funds, including funds that are not exempt from registration under the Investment Company Act, each fund’s investment management agreement must be approved annually by (i) such fund’s board of directors or by the vote of a majority of such fund’s stockholders, and (ii) the majority of the independent members of such fund’s board of directors, as required by law. The funds’ investment management agreements can also be terminated by the majority of such fund’s stockholders. Currently, our funds that are subject to these provisions of the Investment Company Act include ARCC, ASIF and our open-ended core infrastructure fund, which have each elected to be treated as BDCs under the Investment Company Act and APMF, ARDC and CADC, which are each diversified, closed-ended management investment companies registered under the Investment Company Act. In addition, pursuant to their respective governing documents, our non-traded REITs’ investment management agreement must be approved annually by such REIT’s board of directors. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.
Investors in certain of our funds, including our open-ended funds, may redeem their investments in these funds. Third-party investors in many of our funds have the right to remove the general partner of the fund and to terminate the investment period under certain circumstances. These events would lead to a decrease in our revenues, which could be substantial.
Investors in certain of our funds, including our open-ended funds and perpetual wealth vehicles may generally redeem their investments on a periodic basis subject to the expiration of a specified period of time during which capital may not be withdrawn. As we continue to expand the distribution of our products through the retail and private wealth channels (including through semi-liquid and perpetual structures), the number and composition of investors in such vehicles may change and we may experience more frequent or larger redemption requests, particularly during periods of market volatility or declining performance. Such redemptions would result in a reduction of our AUM and decrease in our management fees, and could also cause us to provide fee waivers, incentives or other concessions in order to support fundraising or retain investors. The governing agreements of many of our funds provide that, subject to certain conditions, third-party investors in those funds have the right to remove the general partner of the fund or terminate the fund, including in certain cases without cause by a simple majority vote. Any such removal or dissolution could result in a cessation in management fees we would earn from such funds and/or a significant reduction in the expected amounts of carried interest and incentive fees from those funds. Carried interest could be significantly reduced as a result of our inability to maximize the value of investments by a fund during the liquidation process or in the event of the triggering of a “contingent repayment” obligation. Finally, the applicable funds would cease to exist after completion of liquidation and winding-up.
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

We manage non-traded REITs, BDCs and other perpetual wealth vehicles, and we continue to seek to expand the distribution of certain of these products through retail and private wealth channels. These perpetual wealth vehicles often conduct share redemption programs or tender offers to provide liquidity to investors in such vehicles, subject to certain limitations. For example, with respect to our non-traded REITs, the total amount of aggregate redemptions is limited by a certain percentage of each of the non-traded REIT’s NAV for each calendar month and quarter, which percentage is generally based on the excess of share redemptions (capital outflows) over the proceeds from the sale of shares (capital inflows), not including proceeds related to sales of beneficial interests in specific Delaware statutory trusts holding real properties, or the exchange program for the applicable period. While such share redemption programs and tender offers may contain restrictions that limit the amount of shares or other equity, as applicable, that may be redeemed or purchased in particular periods, an increased number of investors requesting redemptions in excess of capital inflows or participating in tender offers of our perpetual wealth vehicles could lead to a decline in the management fees and incentive fees we receive. Economic events affecting the economy or market in general, such as volatility in the financial markets related to changes in markets, inflation, changes in interest rates or global or national events that are beyond our control, could cause investors to request redemption of an increased number of shares pursuant to the share redemption programs of our perpetual wealth vehicles, potentially in excess of established limits. Such prolonged economic disruptions have caused a number of similar vehicles to deny redemption requests or to suspend or partially suspend their share redemption programs and tender offers. Our perpetual wealth vehicles may redeem or purchase fewer shares than investors request due to a lack of readily available funds because of such adverse market conditions beyond our control or the need to maintain liquidity for operations. Certain of our perpetual wealth vehicles may amend or suspend share repurchase programs during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining investors. With respect to our perpetual wealth vehicles, the vast majority of their assets will consist of investments that cannot generally be readily liquidated on short notice without impacting the vehicle’s ability to realize full value upon their disposition. This may further limit the amount of cash available to immediately satisfy redemption requests. Any redemptions or purchases of less than amounts requested could undermine investor confidence in our perpetual wealth vehicles, result in investor complaints, litigation or increased regulatory scrutiny, adversely impact our reputation and our distribution relationships and adversely affect our ability to raise capital for current and future products.
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
Our credit funds are subject to the risks inherent in the private credit industry.
Investments in our credit funds are subject to the risks inherent in the private credit industry. These investments are subject to the potential for deterioration of market fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for liquid credit, alternative credit and direct lending.
More generally, investments in non-investment grade credit are subject to risks including the following:
•macroeconomic conditions resulting in downturns or volatility in the global credit markets, such as changes in interest rates, inflation and geopolitical events;
•declines in market prices and liquidity in the corporate debt markets;

•exposure to losses due to above average amounts of risk and volatility or loss of principal from non-investment grade investments;
•inherent uncertainty in determining the fair value of assets that are illiquid and have no readily ascertainable market prices;
•changes in laws and regulations related to financial services and products and/or financial consumer protection; and
•negative publicity surrounding the private credit industry.
In recent periods, there has been increased activity by certain activist and other organized groups in opposition to certain investments made by and activities of private funds. Such groups may contact or otherwise seek to engage with government and regulatory bodies and fund investors, including public pension funds, to criticize or challenge certain investments, which could lead to negative publicity that could harm our reputation. In addition, partially as a result of certain high profile defaults and bankruptcies, there has also been increased negative publicity with respect to the private credit industry. Although we have not been involved in those particular defaults and bankruptcies, the negative publicity, press speculation about us and concerns surrounding the private credit industry generally, whether or not valid, could in the future harm our reputation, heighten scrutiny on our and our credit funds’ businesses, encourage litigation and regulatory inquiries and adversely affect our client relationships and fundraising efforts of our credit funds, including by prompting increased repurchase requests from certain fund investors, and could create pressure on the trading price of our Class A common stock.
Further, certain of our credit funds engage in various forms of finance arrangements that are collateralized by various asset classes. These forms of credit generally expose a lender to a greater degree of business and credit risks than traditional lending, as repayment of the loans often depends upon the performance of credit or credit-related assets, the successful operation of the businesses, greater exposure of less established companies to market volatility and potential for fraud and the income stream of the borrower. Additionally, investments in such markets expose our business to additional regulations promulgated by state and federal regulators related to financial consumer protection.
Any of these factors may cause the value of the investments in our credit funds to decline, which may have a material impact on our results of operations.
Our Real Assets Group funds are subject to the risks inherent in the ownership and operation of real assets and the construction and development of real assets.
Our Real Assets Group funds’ investments are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These investments are subject to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, fluctuating occupancy rates and changes in demand for commercial office properties (including as a result of an increased prevalence of remote work). Additionally, our funds’ properties may be managed by third parties, which makes us dependent upon such third parties and subjects us to risks associated with the actions and financial resources of such third parties.
More generally, investments in real estate-related businesses and assets are subject to risks including the following:

•those associated with the burdens of ownership of real property;
•fluctuations in the average occupancy and room rates for hotel properties;
•the financial resources of tenants;
•changes in building, environmental and other laws;
•energy and supply shortages and supply chain disruptions;
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
•tariffs and trade wars;
•contingent liabilities on disposition of assets;
•unexpected cost overruns in connection with development projects;
•terrorist attacks, war and other factors that are beyond our control; and
•dependence on local operating partners.
If our Real Assets Group funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. Any of these factors may cause the value of the investments in our Real Assets Group funds to decline, which may have a material impact on our results of operations.
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
The performance of our investments with underlying exposure to the commodities markets is subject to a high degree of business and market risk, as it is dependent upon prevailing prices of commodities such as oil, natural gas and coal, which are subject to wide fluctuation for a variety of factors that are beyond our control, such as geopolitical developments like hostilities in the Middle East region and between Russia and Ukraine. It is common in making investments with underlying exposure to the commodities markets to deploy hedging strategies to protect against pricing fluctuations but such strategies may or may not protect our investments. Declining global commodity prices have impacted the value of securities held by our funds. Continued volatility could result in lower returns than we anticipated at the time certain of our investments were made. As of December 31, 2025, approximately 2% of our total AUM was invested in debt and equity investments in the energy sector, including midstream investments, oil and gas exploration, and renewable energy investments.
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
Infrastructure investments often involve an ongoing commitment to a municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations exposes us to a higher level of regulatory control than typically imposed on other businesses and may require us to rely on complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Infrastructure investments may require operators to manage such investments and such operators’ failure to comply with laws, including prohibitions against bribing of government officials, may adversely affect the value of such investments and cause us serious reputational and legal harm. Revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties, and are consequently subject to counterparty default risk. The operations and cash flow of infrastructure investments are also more sensitive to inflation and, in certain cases, commodity price risk. Furthermore, services provided by infrastructure investments may be subject to rate regulations by government entities that determine or limit prices that may be charged. Similarly, users of applicable services or government entities in response to such users may react negatively to any adjustments in rates and thus reduce the profitability of such infrastructure investments. Many of our funds’ investments are in critical infrastructure sectors, such as transportation systems, energy and digital infrastructure, which are generally subject to heightened regulatory scrutiny at the time of investment and ongoing compliance requirements. Such requirements are likely to expand our compliance burdens, costs and enforcement risks. In addition, advancements in computing and artificial intelligence tools and technologies without related increases in the adoption and development of such technologies could negatively impact demand for, and the valuation of, digital infrastructure assets. Due to the rapid evolution of artificial intelligence technologies, we may not be able to take full advantage of growth opportunities within digital infrastructure.
Certain of our funds invest in secondaries investment products that we do not control.
Our funds that invest in secondaries investment products have limited opportunity to control the day-to-day operation of secondaries portfolio investments, including investment and disposition decisions, or to protect their position in portfolio investments, nor do they generally have the right to remove the managers of those investments.

The success of these funds is substantially dependent upon the capabilities and performance of the management companies, general partners or similar entities who control the underlying portfolio investments, which could include representatives of other investors with whom such funds are not affiliated and whose interests may conflict with the interests of the funds. Although investors (such as our funds) in general partner-led and other structured secondary transactions typically retain enhanced governance and other rights, once such a transaction is complete, the general partners will generally have broad discretion in structuring, negotiating, purchasing, financing, monitoring and eventually divesting the underlying portfolio companies. Additionally, should a general partner for any reason cease to participate in the management of the underlying portfolio companies, the performance of the relevant portfolio investment (and, consequently, our funds) could be adversely affected.
Our Private Equity Group funds’ performance has been and may in the future be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest.
Our performance and the performance of our Private Equity Group funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon a variety of factors, including economic, market, and geopolitical factors. During recessions, periods of elevated uncertainty, or phases of challenging economic and market conditions, we experience significant fluctuations in the fair value of securities held by our funds. Further, geopolitical and domestic political uncertainty, unexpected shifts in monetary and fiscal policy, changes in interest rates, depressed labor force participation, the risk of labor shortages in the face of more restrictive immigration policies, supply chain pressures and other general economic trends may impact the performance of our portfolio companies in many industries and geographies. In addition, the value of our investments in portfolio companies in the financial services industry is impacted by the overall health and stability of the credit and equity markets. The performance of our Private Equity Group funds, and our performance, may be adversely affected to the extent our fund portfolio companies experience adverse performance or additional pressure. In addition, the performance of our investment funds and our portfolio companies may be adversely affected by increases in inflationary pressures such as employee wage growth or rising input costs, which could compress profit margins, particularly at our portfolio companies that are unable to effectively increase prices in response. Rapid and unforeseen technological transformation, such as the recent technological developments with respect to artificial intelligence, may introduce the risk of obsolescence to portfolio companies and negatively affect their performance. In response to financial difficulties that are currently being experienced or that may be experienced in the future by certain portfolio companies, we may consider legal, regulatory, tax, or other factors in determining the steps we may take to support such companies or investments, which may include enhancing the management team or funding additional capital investments from our funds, our investment professionals, and/or us. The actions we may take to support companies or investments experiencing financial difficulties may not be successful in remedying the financial difficulties and our investment funds, our investment professionals, or we may not recoup some or all of any capital investments made in support of such companies or investments.
Climate change and related transition and physical risks could adversely affect our operations and those of our portfolio companies and increase costs (including insurance costs).
Our business operations, our funds’ portfolio companies, and the companies in which our funds invest may face risks associated with climate change, including “transition risks” such as risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy) and risks stemming from the potential physical impacts of climate change, such as the increasing frequency or severity of extreme weather events (including wildfires, droughts, hurricanes and floods) and rising sea levels and temperatures. These events and the disruptions they may cause, alone or in combination, could also lead to increased costs of insurance (particularly for real estate in certain regions). See “—Our Real Assets Group funds are subject to the risks inherent in the ownership and operation of real assets and the construction and development of real assets.”
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
An entity will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:
•it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•absent an applicable exemption, it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we are engaged primarily in the business of providing investment management services and not primarily in the business of investing, reinvesting or trading in securities. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are an “orthodox” investment company as defined in Section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Furthermore, we have no material assets other than interests in certain direct and indirect wholly owned subsidiaries (within the meaning of the Investment Company Act), which in turn have no material assets other than partnership units in the AOG entities. These wholly owned subsidiaries are the general partners of certain of the AOG entities and are vested with all management and control over such AOG entities. We do not believe that our equity interests in our wholly owned subsidiaries or the partnership units of these wholly owned subsidiaries in the AOG entities are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are composed of assets that could be considered investment securities. Accordingly, we do not believe that we are an inadvertent investment company by virtue of the 40% test in Section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above.
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
As a holding company, our ability to pay dividends will be subject to the ability of our subsidiaries to provide cash to us. We have no material assets other than investments in the AOG entities, either directly or through subsidiaries. We have no independent means of generating revenues. Accordingly, we intend to cause the AOG entities to fund any dividends we may declare on shares of our Class A and non-voting common stock. If the AOG entities make distributions to fund such dividends, all holders of AOG Units will be entitled to receive equivalent distributions pro rata based on their partnership interests in the Ares Operating Group.
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
In addition, we have issued 30,000,000 shares of Series B mandatory convertible preferred stock with a dividend rate of 6.75% per annum on the liquidation preference thereof. The Series B mandatory convertible preferred stock ranks senior to our Class A common stock and non-voting common stock, with respect to the payment of dividends. As long as any share of Series B mandatory convertible preferred stock is outstanding, unless all accumulated and unpaid dividends on the Series B mandatory convertible preferred stock for all preceding dividend periods have been declared and paid in full or declared and set apart for payment, we may not declare, pay or set apart for payment any dividends on our Class A common stock or any other class or series of stock that ranks junior to the Series B mandatory convertible preferred stock. Dividends on the Series B mandatory convertible preferred stock are discretionary and cumulative. Holders of Series B mandatory convertible preferred stock will only receive dividends on their shares when, as and if declared by our board of directors. If dividends on the Series B mandatory convertible preferred stock have not been declared and paid for the equivalent of six or more quarterly dividend periods, whether or not consecutive, holders of Series B mandatory convertible preferred stock, together as a class with holders of any other series of parity stock with like voting rights, will be entitled to vote in an election for two additional directors to our board of directors. This right to elect additional directors to our board of directors will dilute the representation of our stockholders on our board of directors and may adversely affect the market price of our Class A common stock. When all accumulated and unpaid dividends have been paid in full, the right of the holders of Series B mandatory convertible preferred stock to elect these two additional directors will terminate, the terms of office of these two directors will forthwith terminate and the number of directors constituting our board of directors will be reduced accordingly. Additional risks related to the Series B mandatory convertible preferred stock are contained in the prospectus supplement filed with the SEC on October 9, 2024.
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
As of December 31, 2025, our professionals owned, indirectly, an aggregate of 105,079,121 AOG Units. We have entered into an exchange agreement with the holders of AOG Units so that such holders may, up to four times each year (subject to the terms of the exchange agreement and any contractual lock-up arrangements), exchange their AOG Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications, or, at our option, for cash. A holder of AOG Units must exchange one AOG Unit in the Ares Operating Group entity to effect an exchange for a share of Class A common stock of AMC.
Ares Owners Holdings L.P. has the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of Class A common stock delivered in exchange for AOG Units or shares of our Class A common stock otherwise held by them. In addition, we may be required to make available shelf registration statements permitting sales of shares of our Class A common stock into the market from time to time over an extended period. Lastly, Ares Owners Holdings L.P. will have the ability to exercise certain piggyback registration rights in respect of shares of our Class A common stock held by them in connection with registered offerings requested by other registration rights holders or initiated by us.
As of December 31, 2025, there were 19,760,606 unvested awards outstanding, which are subject to specified vesting requirements, and were granted to certain of our senior professionals under the 2023 Ares Management Corporation Equity Incentive Plan (the “Equity Incentive Plan”). As of December 31, 2025, 45,127,175 shares of our Class A common stock were available to be issued under the Equity Incentive Plan. We have filed a registration statement on Form S-8 with the SEC covering the shares of our Class A common stock issuable under the Equity Incentive Plan. Subject to vesting arrangements such shares of our Class A common stock are freely tradable. Vesting of those shares of restricted units would dilute the ownership interest of existing stockholders.
In addition, the governing agreements of the AOG entities authorize our direct subsidiaries which are the general partners of those entities to issue an unlimited number of additional units of the Ares Operating Group entity with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the AOG Units, and which may be exchangeable for shares of our Class A common stock.
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
In addition, the One Big Beautiful Bill Act (“OBBBA”), enacted in July 2025, extends several provisions of the Tax Cuts and Jobs Act (“TCJA”) that were set to expire on December 31, 2025 and significantly affects U.S. federal taxes, credits and deductions. Any future legislation, regulatory guidance or changes in interpretation relating to the TCJA, the OBBBA or other tax initiatives could increase our or our investors’ tax liability, reduce after-tax returns, adversely affect fundraising, investment activity or the performance of our portfolio companies and increase our compliance and withholding tax costs.
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
Overview of certain relevant U.S. tax laws. Tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities. Moreover, significant management judgment is involved applying tax laws, regulations and treaties to us and our funds such that tax authorities could challenge our interpretation, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. For example, on March 11, 2021, the American Rescue Plan Act of 2021 (Pub. L. No. 117-2) (the “ARPA”) was enacted. The ARPA added a new subsection to Section 162(m) of the Code to expand the disallowance for deduction of certain compensation paid by publicly held corporations to cover the next five most highly compensated employees for the taxable year, which expansion will be effective for tax years beginning after December 31, 2026. The expansion of Section 162(m) is expected to generally reduce the amount of tax deductions available to us. In addition, on August 16, 2022, the Inflation Reduction Act (Pub. L. No. 117-169) (the “IRA”) was signed into law. The IRA introduced a 15% minimum tax (“CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on the fair market value of stock repurchased by certain corporations after December 31, 2022. The IRA has not had a material impact on our income tax liability for 2025, but if we were to reach the applicable financial statement income thresholds, the CAMT rules could increase tax compliance complexity and result in additional administrative costs and income tax liabilities. The potential impact of CAMT on future taxable years, including as early as the 2026 taxable year, will depend on the facts and circumstances of such years.
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
The EU, the U.K. and many other countries have implemented the OECD’s Common Reporting Standard for the automatic exchange of financial account information in tax matters (the “CRS”). EU Council Directive 2011/16/EU requires a mandatory automatic exchange of information regime on administrative co-operation in the field of taxation (as amended) (the “Directive on Administrative Co-Operation” or the “DAC”). The DAC, which effectively incorporates (among other items) the CRS into European law, like the CRS, requires governments to obtain detailed account information from financial institutions and exchange that information automatically with other jurisdictions annually. Neither the CRS nor the DAC imposes withholding taxes. EU Council Directive 2018/822 (“DAC 6”) amended the DAC to require ‘intermediaries’ (as defined in DAC 6) and, in some cases, taxpayers to disclose information to tax authorities about cross-border arrangements bearing specific hallmarks involving one or more EU member states. Certain cross-border arrangements are reportable to relevant taxing authorities. Similar reporting rules may apply or be introduced in other jurisdictions which implement the OECD mandatory disclosure rules (“OECD MDR”). With effect from December 31, 2020, the U.K. narrowed the scope of DAC 6 and the corresponding arrangements that need to be reported in the U.K. pursuant to DAC 6 (as implemented under U.K. law by the International Tax Enforcement (Disclosable Arrangements) Regulations 2020 (the “U.K. Regulations”)). In line with OECD standards (as a minimum) on exchange of information on cross-border planning arrangements such that only arrangements, very broadly, relating to the avoidance of obligations to report information in financial accounts or that obscure beneficial ownership (Category D Hallmarks), are required to be reporting in the U.K. under DAC 6. On March 28, 2023, new U.K. regulations (the International Tax Enforcement (Disclosable Arrangements) Regulations 2023 (the “U.K. MDR Regulations 2023”)) came into force in the U.K. which repealed and replaced the U.K. Regulations. The U.K. MDR Regulations 2023 implement OECD MDR into U.K. law and require U.K. “Intermediaries” (as defined under OECD MDR), and in some cases taxpayers, to report information to HMRC about certain types of arrangements known as CRS avoidance arrangements and opaque offshore structures. The EU has also signed separate automatic exchange of information agreements with certain non-EU countries, under which the EU and the relevant jurisdiction will automatically exchange information on the financial accounts of each other’s residents. Investors in our funds will be required: (i) to consent to the taking of any action in connection with FATCA, the CRS, the DAC (including DAC 6), the OECD MDR and/or any local law relating to, implementing or having similar effect to any of these regimes, including the disclosure of information to tax authorities which may in turn be exchanged between other tax authorities; and (ii) to agree to provide the AIFM and/or the general partner with the information they require to comply with FATCA, the CRS, the DAC (including DAC 6), the OECD MDR and/or any local law relating to, implementing or having similar effect to any of these regimes in any relevant jurisdiction. The breadth of the disclosure requirements under such tax reporting regimes will likely create costs and administrative burdens and penalties and withholding taxes could be imposed for non-compliance.
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
Further to the BEPS Project, and in particular BEPS Action 1 (“Addressing the Tax Challenges of the Digital Economy”), the OECD published a Report on May 31, 2019 entitled “Programme of Work to Develop a Consensus Solution to the Tax Challenges Arising from the Digitalisation of the Economy” (as updated on several occasions since and most recently on January 5, 2026 by the “Tax Challenges Arising from the Digitalisation of the Economy – Global Anti-Base Erosion Model Rules (Pillar Two), Side-by-Side Package”), which proposes fundamental changes to the international tax system. The proposals (commonly referred to as “BEPS 2.0”) are based on two “pillars”, involving the reallocation of taxing rights (“Amount A of Pillar One”), and a new global minimum corporate tax rate (“Pillar Two”). Under Amount A of Pillar One, multinational enterprises (“MNEs”) with total group revenues exceeding EUR 20 billion (or equivalent) in a given period and pre-tax profitability exceeding 10% calculated using an averaging mechanism will be subject to rules allocating 25% of profits in excess of a 10% profit margin to the jurisdictions within which they carry on business (subject to threshold rules). Certain entities are excluded, including certain investment funds and real estate investment vehicles (as respectively defined) which are the ultimate parent entity of the MNE group (and certain holding vehicles of such entities). There are also specific exclusions for MNEs carrying on specific low-risk activities, including “regulated financial services” (as defined). Pillar Two imposes a minimum effective tax rate of 15% on MNEs that have consolidated revenues of at least EUR 750 million in at least two out of the last four years (i.e., broadly those MNEs which are required to undertake country by country reporting). Pillar Two introduces two related tax measures (the “GloBE Rules”): the income inclusion rule (“IIR”) imposes a top up tax on a parent entity where a constituent member of the MNE group has low taxed income while the undertaxed payment rule (“UTPR”) applies as a backstop if the constituent member’s income is not taxed by an IIR. Specified classes of entities which are typically exempt from tax are outside the scope of the Pillar Two GloBE Rules, including investment funds and real estate investment vehicles (as respectively defined) which are the ultimate parent entity of the MNE group (and certain holding vehicles of such entities). Additionally, and part of Pillar Two but separate from the GloBE Rules, a subject to tax rule (“STTR”) will permit source jurisdictions to impose limited additional taxation on certain cross-border related party payments where the recipient is subject to a nominal corporate income tax rate (subject, in some circumstances, to certain adjustments) below 9%, which will be creditable against the GloBE Rules tax liability. The GloBE Rules must be implemented through domestic legislation, and on December 20, 2021 the OECD released Pillar Two model rules providing a template for this purpose. Many jurisdictions enacted legislation, including most EU member states pursuant to the EU minimum tax directive and the U.K., with a view to the IIR and the UTPR taking effect for fiscal years beginning on or after December 31, 2023 and December 31, 2024, respectively. Amount A of Pillar One will be implemented through a multilateral convention and the STTR will be implemented, where applicable, either through modifications to bilateral tax treaties or alternatively through a multilateral instrument. The timeline for implementation of both Amount A of Pillar One and the STTR remains uncertain. Subject to the development and implementation of both Amount A of Pillar One and Pillar Two (including the implementation of the EU minimum tax directive by EU member states) and the details of any domestic legislation, double taxation treaty amendments and multilateral agreements which are necessary to implement them, effective tax rates could increase within the fund structure or on its investments, including by way of higher levels of tax being imposed than is currently the case, possible denial of deductions or increased withholding taxes and/or profits being allocated differently and/or penalties could be due. This could adversely affect the returns of investors in our funds. The implementation of BEPS 2.0 in relevant jurisdictions is complex and likely to remain uncertain for a number of years.

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
We have entered into a TRA with certain direct and indirect holders of AOG Units (the “TRA Recipients”) that provides for the payment (“Tax Receivable Payment”) by us to the TRA Recipients of 85% of the amount of cash tax savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize (or are deemed to realize in the case of an early termination payment by us or a change of control, as discussed below) as a result of increases in tax basis and certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments under the TRA. Ares Owners Holdings L.P. is not entitled to any Tax Receivable Payment for taxable exchanges on or after May 1, 2023 except in certain circumstances where Ares Owners Holdings L.P. may initially receive a Tax Receivable Payment on behalf of certain TRA Recipients and subsequently pay such amount to such TRA Recipients. The payments we may make to the TRA Recipients could be material in amount and we may need to incur debt to finance payments under the TRA if our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise. The actual increase in tax basis (and our ability to achieve the corresponding tax benefits), as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the price of a share of our Class A common stock at the time of the exchange, the extent to which such changes are taxable and the amount and timing of our income. In certain circumstances, payments to the TRA Recipients under the TRA could be in excess of our cash tax savings. If the IRS were to challenge a tax basis increase (or the ability to amortize such increase), the TRA Recipients will not reimburse us for any payments previously made to them under the TRA.
In addition, the TRA provides that, upon a change of control, or if, at any time, we elect an early termination of the TRA, our obligations under the TRA with respect to exchanged or acquired shares of our Class A common stock (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRA and, in the case of an early termination election, that any AOG Units that have not been exchanged are deemed exchanged for the market value of shares of our Class A common stock at the time of termination. Assuming that the market value of a share of our Class A common stock were to be equal to $161.63, which is the closing price per share of our Class A common stock as of December 31, 2025, and that SOFR were to be 3.87% and a blended federal and state corporate tax rate of 23.4%, we estimate that the aggregate amount of these termination payments would be approximately $2.4 billion on the 105 million AOG Units that have not been exchanged for Class A common stock. The foregoing amount is merely an estimate and the actual payments could differ materially.
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
The tax treatment of carried interest has continued to be an area of focus for policymakers and government officials, which could result in further regulatory action by federal or state governments. Congress and the current Presidential administration may consider legislation to further extend the holding period for carried interest to qualify for long-term capital gains treatment, have carried interest taxed as ordinary income rather than as capital gain, impose surcharges on carried interest or increase the capital gains tax rate. Tax authorities and legislators in other jurisdictions in which Ares has investments or employees could clarify, modify or challenge their treatment of carried interest. For example, the U.K. government has, following a report by the Office of Tax Simplification on the U.K. Capital Gains Tax Regime, announced on October 30, 2024 that it intends to implement a new carried interest regime from April 2026. The details of such new regime remain subject to consultation and are therefore uncertain. However, the anticipated new regime is expected to result in a change to the taxation of carried interest with respect to our U.K. investment professionals. In addition, the rate of carried interest applicable to our U.K. investment professionals increased on April 6, 2025. As a result of these changes and potential changes, the amount of taxes that our employees and other key personnel would be required to pay could increase materially and could impact our ability to recruit, retain and motivate employees and key personnel in the relevant jurisdictions or could require us in certain circumstances to consider alternative or modified incentive arrangements for such employees or key personnel.

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
General Risk Factors
Security incidents or cyber-attacks, affecting us or our third-party service providers, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.
The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security incidents and cyber-attacks, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our or our third-party service providers’ hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information, which are becoming more sophisticated and difficult to detect, particularly as threat actors use artificial intelligence technologies to deploy these attacks. Artificial intelligence tools may also be susceptible to new forms of cyberattacks, such as prompt injection attacks, which may increase our cybersecurity risks where we implement artificial intelligence technologies in our business. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our employees, our investors and others, and other sensitive information that we collect, process and store in our data centers and on our networks or those of our third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we must comply in the event of a security incident or cyber-attack. The result of any security incident or cyber-attack may include disrupted operations, including in our, our employees’, our fund investors, our counterparties’, or third parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer or otherwise causing interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ operations.

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
In addition, cybersecurity is a priority for regulators in the U.S. and around the world. The SEC has adopted cybersecurity disclosure rules for public companies and has adopted amendments to Regulation S-P that require, among other things, written incident response programs, customer notification in certain circumstances and enhanced oversight of service providers. In June 2025, the SEC formally withdrew certain pending proposed rules relating to cybersecurity risk management for investment advisers and certain funds; however, regulators continue to focus on cybersecurity through examinations, enforcement activity and guidance, and future rulemaking could re-emerge. With regulators particularly focused on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures. We also expect to face increased costs to comply with SEC rules. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. See Item 1C—Cybersecurity for additional information regarding our cybersecurity risk management program.
Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.
Artificial intelligence, including machine learning technology and generative artificial intelligence, is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our business, financial condition and results of operations.
We use and plan to expand our use of artificial intelligence tools and technologies in the operation of our business. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third-party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk and regulatory burdens. In addition, artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyber attacks, including prompt injection attacks, and such attacks may be able to circumvent cybersecurity tools and processes that we or the providers of such tools have in place. To the extent we rely on such technologies, these risks could negatively impact our business. There is also a risk that artificial intelligence tools or applications may be misused by our employees and/or third parties engaged by us. For example, an employee may input confidential information, including material non-public information, trade secrets, or personal information, into artificial intelligence technologies in a manner that results in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including our competitors. Further, we may not be able to control how any third-party artificial intelligence technologies that we use are developed or maintained, or how data we input is used or disclosed, even where we have contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.
We may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our industry. If our competitors are more successful than us in the use of artificial intelligence or development of services or products based on artificial intelligence, or we adopt artificial intelligence at a slower pace than others, we may be at a competitive disadvantage. In addition, our investments in technology systems and artificial intelligence may not deliver the benefits we expect, which could be costly for our business.
Finally, governments and regulators in the U.S. and abroad have proposed, adopted or are considering laws, regulations and guidance governing the development, deployment and use of artificial intelligence systems, including requirements relating to transparency, accountability, data governance, risk management, human oversight, cybersecurity, intellectual property and recordkeeping. For example, the European Union has adopted the EU Artificial Intelligence Act, which applies on a phased basis that began in 2025 and a numbers of U.S. states have enacted general artificial intelligence laws. These and other developments could increase our compliance costs, restrict our use of artificial intelligence in our business and investment processes, require changes to our policies, procedures, controls and vendor arrangements, and expose us to investigations, enforcement actions, litigation, fines, penalties or reputational harm.

We are subject to numerous privacy laws, and violation of such laws may subject us to significant fines or penalties, litigation, or reputational damage, and new privacy laws could impact our business and financial performance.
Many jurisdictions in which we operate have laws and regulations relating to data protection, privacy, cybersecurity and information security to which we may be subject, including the CCPA, the New York SHIELD Act, the GDPR and the U.K. GDPR (collectively, “Privacy Laws”). These Privacy Laws and related regulations continue to evolve and may conflict with one another, resulting in compliance challenges. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations are enacted, our financial performance or plans for growth may be adversely impacted. In addition, compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and require the dedication of additional time and resources to compliance. A failure to comply with applicable Privacy Laws could result in fines, sanctions, enforcement actions or other penalties or reputational damage.
Further, significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations. In May 2024, the SEC adopted cybersecurity regulations as an amendment to Regulation S-P designed to establish a federal “minimum standard” for covered institutions to adopt an incident response program to govern their response to any unauthorized access of customer information. The adopted rule requires compliance as of December 2025 and applies to us as it includes broker-dealers, investment companies and registered investment advisers. The amendments require implementation of written policies and procedures to safeguard customer records and information by imposing notification requirements to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization and other requirements, such as review of incident response programs and having policies and procedures regarding compliance by third-party service providers.

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
Legal liability could have a material adverse effect on our businesses, financial condition or results of operations or cause reputational harm to us, which could harm our businesses. We depend, to a large extent, on our business relationships and our reputation for integrity and high caliber professional service offerings to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations by private actors, regulators or employees of improper conduct by us, even if unfounded, as well as negative publicity and press speculation about us, our investment activities or the investment industry in general, whether valid or not, may harm our reputation, which may be damaging to our businesses.
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

Material Impact of Risks from Cybersecurity Threats

We have not experienced an information security breach incident that has materially affected our business strategy, results of operations or financial condition. The expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—General Risk Factors—Security incidents or cyber-attacks, affecting us or our third-party service providers, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by a dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by our CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on, and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The CISO reports cybersecurity updates to the ERC. The ERC is a committee that governs and oversees our Enterprise Risk Program, including cybersecurity. The ERC includes our Chief Executive Officer, Co-Presidents, Chief Financial Officer, General Counsel, Chief Information Officer, Chief Compliance Officer and Head of Enterprise Risk, who acts as chairperson of the ERC. The ERC, through regular consultation with the internal cybersecurity team, assesses, discusses, and prioritizes our approach to high-level risks, mitigating controls, and ongoing cybersecurity efforts.

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
The number of holders of record of our Class A common stock as of February 19, 2026 was 133, which does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. Ares Management GP LLC is the sole holder of shares of our Class B common stock and Ares Voting LLC is the sole holder of shares of our Class C common stock.
Stock Performance Graph
The following graph depicts the total return to holders of our Class A common stock from the closing price on December 31, 2020 through December 31, 2025, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes $100 invested on December 31, 2020 and dividends received reinvested in the security or index.
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
Total Return Performance Table

Issuer Purchases of Equity Securities
None.

Dividend Policy for the Series B Mandatory Convertible Preferred Stock

The Series B mandatory convertible preferred stock accumulates dividends at a rate per annum equal to 6.75% on the liquidation preference thereof, payable when, as and if declared by the our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2025 and concluding on October 1, 2027. As of December 31, 2025, we had 30,000,000 shares of our Series B mandatory convertible preferred stock outstanding.
During 2024, we declared dividends of $0.759375 per share to holders of record of shares of the Series B mandatory convertible preferred stock with respect to the fourth quarter of 2024, or approximately $22.8 million. During 2025, we declared a dividend each quarter of $0.84375 (totaling $3.375 annually) per share to holders of record of shares of the Series B mandatory convertible preferred stock, or approximately $101.3 million. In February 2026, our board of directors declared a quarterly dividend of $0.84375 per share of Series B mandatory convertible preferred stock payable on April 1, 2026 to preferred stockholders of record on March 15, 2026.
Dividend Policy for Class A and Non-Voting Common Stock

During 2024, we declared a dividend each quarter of $0.93 (totaling $3.72 annually) per share to Class A common stockholders and non-voting common stockholders, or approximately $743.0 million. During 2025, we declared a dividend each quarter of $1.12 (totaling $4.48 annually) per share to Class A and non-voting common stockholders, or approximately $985.5 million.

In February 2026, our board of directors declared a quarterly dividend of $1.35 per share of Class A and non-voting common stock with respect to the first quarter of 2026 payable on March 31, 2026 to common stockholders of record at the close of business on March 17, 2026.
Our dividend policy for our Class A and non-voting common stock is more closely aligned with our core management fee business. We intend to provide a fixed quarterly dividend for each calendar year that will be based on our expected fee related earnings after an allocation of current taxes paid, with future potential changes based on the level and growth of the metric. Subject to the approval of our board of directors, we intend to pay a dividend of $1.35 per share of our Class A and non-voting common stock per quarter in 2026.

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

Unregistered Sales of Equity Securities and Purchases of Equity Securities
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
AMC is a Delaware corporation. Unless the context otherwise requires, references to “Ares,” “we,” “us,” “our,” and the “Company” are intended to mean the business and operations of AMC and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Company. “Consolidated Funds” refers collectively to certain Ares funds, co-investment vehicles, structured financing vehicles, CLOs and SPACs that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated within our consolidated financial statements included in this Annual Report on Form 10-K. Additional terms used by the Company are defined in the Glossary and throughout the Management’s Discussion and Analysis in this Annual Report on Form 10-K.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of AMC and the related notes included in this Annual Report on Form 10-K.
This section of the Annual Report on Form 10-K discusses activity as of and for the years ended December 31, 2025 and 2024. For discussion on activity for the year ended December 31, 2023 and period-over-period analysis on results for the year ended December 31, 2024 to 2023, refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. We have reclassified certain prior period amounts to conform to the current year presentation.
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

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the year ended December 31, 2025, 93% of our management fees were derived from perpetual capital vehicles or long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results from operations, including the fair value of our AUM, are affected by a variety of factors. Conditions in the global financial markets and economic and political environments may impact our business, particularly in the U.S., Europe and APAC.

    The following table presents returns of selected market indices:

			Returns (%)
Type of Index	Name of Index	Region	Year ended December 31, 2025
High yield bonds	ICE BAML High Yield Master II Index	U.S.	8.5
High yield bonds	ICE BAML European Currency High Yield Index	Europe	5.3
Leveraged loans	S&P UBS Leveraged Loan Index	U.S.	5.9
Leveraged loans	S&P UBS Western European Leveraged Loan Index	Europe	4.0
Equities	S&P 500 Index	U.S.	17.9
Equities	MSCI All Country World Ex-U.S. Index	Non-U.S.	33.1
Infrastructure equities	S&P Global Infrastructure Index	Global	22.6
Real estate equities	FTSE NAREIT All Equity REITs Index	U.S.	(1.7)
Real estate equities	FTSE EPRA/NAREIT Developed Europe Index	Europe	2.3
Real estate equities	Tokyo Stock Exchange REIT Index	APAC	21.8

Despite periods of volatility in 2025 driven by interest rate cuts and tariff-related uncertainty, markets largely remained resilient across regions and asset classes. U.S. and European high yield bonds and leveraged loans delivered stable returns, supported by strong credit metrics and sustained investor demand. The U.S. and international public equity markets generated positive performance supported by the macroeconomic conditions across regions.

Global commercial real estate markets experienced mixed performance throughout the year. The U.S. real estate market slightly declined amid broader policy uncertainty and weaker sector performance, while the European real estate market continued to recover with support from declining interest rate expectations. While performance varies by sector and geography, we believe multifamily and industrial properties will continue to benefit from favorable long-term structural trends. In addition, renewable energy has continued to scale, with strong transaction volumes supporting elevated revenue contract prices amid positive demand momentum. The climate infrastructure market remained resilient, bolstered by continued progress in clean energy deployment, the expansion of digital infrastructure and the adoption of artificial intelligence.

Private equity activity improved during the year, supported by interest rate cuts and moderating inflation. Transaction and exit activity accelerated amid a narrowing valuation gap between buyers and sellers. We believe that stabilized market conditions, with a renewed focus on value creation strategies that emphasize operational improvements, selective deployment, talent optimization and digital transformation are essential to support long-term momentum.

We believe our portfolios across all strategies remain well positioned for a fluctuating interest rate environment. On a market value basis, approximately 85% of our debt assets and 52% of our total assets were floating rate instruments as of December 31, 2025.

In 2025, several central tenets contributed to the growth of our platform, including:

• Our ability to fundraise and increase AUM and fee paying AUM. During the year ended December 31, 2025, we raised $113.2 billion of gross new capital across our commingled funds, SMAs, wealth products and other vehicles, and continued to expand our investor base, raising capital from over 190 different investment vehicles and over 540 institutional investors, including over 235 direct institutional investors that were new to Ares. Our fundraising efforts helped drive AUM growth of 29% for 2025. During 2026, we expect that our fundraising will come from a combination of our existing and new strategies in the Americas, Europe and APAC. As of December 31, 2025, AUM not yet paying fees includes $78.8 billion of AUM available for future deployment and $4.3 billion of development assets not yet stabilized that could collectively generate approximately $730.4 million in potential incremental annual management fees. Our potential future deployment, the creation of new development assets and the stabilization of existing development assets, coupled with our future fundraising prospects, creates additional opportunity to increase our management fees in 2026.

• Our ability to attract new capital and investors with our broad multi-asset class product offering. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation and income generation. We continually seek to create avenues to meet our investors’ evolving needs by offering an expansive range of funds, developing new products and creating managed accounts and other investment vehicles tailored to our investors’ goals. We continue to expand our product offerings and distribution relationships throughout the wealth channel with our global wealth management offerings, as well as the needs of traditional institutional investors, such as pension funds, sovereign wealth funds and endowments. If market volatility persists or increases, investors may seek absolute return strategies that seek to mitigate volatility. We offer a variety of investment strategies depending upon investors’ risk tolerance and expected returns.

• Our disciplined investment approach and successful deployment of capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital that our investors have committed to our funds. Under our disciplined investment approach, we deploy capital only when we have sourced a suitable investment opportunity at an attractive price. During the year ended December 31, 2025, we deployed $145.8 billion of gross capital across our investment groups compared to $106.7 billion deployed in 2024. We believe we continue to be well-positioned to invest our assets opportunistically. As of December 31, 2025, we had $156.0 billion of dry powder compared to $133.1 billion as of December 31, 2024.
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
The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total AUM
Balance at 12/31/2024	$348,858	$75,298	$29,153	$24,041	$7,096	$484,446
Acquisitions	—	45,281	—	856	—	46,137
New par/equity commitments	36,518	14,316	11,855	2,282	7,129	72,100
New debt commitments	30,389	9,611	1,083	—	—	41,083
Capital reductions	(13,310)	(3,275)	(280)	(55)	—	(16,920)
Distributions	(15,997)	(6,382)	(963)	(2,031)	(1,349)	(26,722)
Redemptions	(3,695)	(1,164)	(154)	—	(510)	(5,523)
Net allocations among investment strategies	2,582	272	73	—	(2,927)	—
Change in fund value	21,521	5,131	1,389	195	(332)	27,904
Balance at 12/31/2025	$406,866	$139,088	$42,156	$25,288	$9,107	$622,505

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total AUM
Balance at 12/31/2023	$299,350	$65,413	$24,760	$24,551	$4,772	$418,846
Acquisitions	362	2,488	—	—	71	2,921
New par/equity commitments	39,343	7,367	4,453	519	6,442	58,124
New debt commitments	29,268	4,049	625	—	—	33,942
Capital reductions	(10,546)	(1,086)	—	(4)	—	(11,636)
Distributions	(16,864)	(3,475)	(880)	(704)	(817)	(22,740)
Redemptions	(5,252)	(1,093)	—	(2)	—	(6,347)
Net allocations among investment strategies	2,828	20	25	(47)	(2,826)	—
Change in fund value	10,369	1,615	170	(272)	(546)	11,336
Balance at 12/31/2024	$348,858	$75,298	$29,153	$24,041	$7,096	$484,446
The components of our AUM are presented below ($ in billions):

AUM: $622.5	AUM: $484.4

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $18.2 billion and $14.4 billion of AUM of funds from which we indirectly earn management fees as of December 31, 2025 and 2024, respectively, and includes $5.1 billion and $4.7 billion of non-fee paying AUM from our general partner and employee commitments as of December 31, 2025 and 2024, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management

FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total
Balance at 12/31/2024	$209,145	$44,088	$22,401	$11,427	$5,492	$292,553
Acquisitions	—	30,467	—	1,118	—	31,585
Commitments	28,769	8,004	6,205	564	5,907	49,449
Deployment/increase in leverage	34,118	6,527	1,132	65	395	42,237
Capital reductions	(10,404)	(1,190)	—	(11)	—	(11,605)
Distributions	(18,755)	(6,854)	(348)	(916)	(1,286)	(28,159)
Redemptions	(3,335)	(1,164)	(154)	—	—	(4,653)
Net allocations among investment strategies	2,858	247	73	—	(3,178)	—
Change in fund value	7,067	2,811	302	(284)	(180)	9,716
Change in fee basis	353	1,129	(130)	2,474	—	3,826
Balance at 12/31/2025	$249,816	$84,065	$29,481	$14,437	$7,150	$384,949

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total
Balance at 12/31/2023	$185,280	$41,338	$19,040	$13,124	$3,575	$262,357
Acquisitions	244	1,554	—	—	55	1,853
Commitments	19,326	3,440	2,793	—	5,745	31,304
Deployment/increase in leverage	29,479	3,180	395	47	174	33,275
Capital reductions	(11,972)	(12)	—	—	—	(11,984)
Distributions	(14,843)	(2,157)	(505)	(54)	(817)	(18,376)
Redemptions	(5,252)	(1,093)	—	(2)	—	(6,347)
Net allocations among investment strategies	3,453	20	—	—	(3,473)	—
Change in fund value	2,144	(156)	41	(21)	234	2,242
Change in fee basis	1,286	(2,026)	637	(1,667)	(1)	(1,771)
Balance at 12/31/2024	$209,145	$44,088	$22,401	$11,427	$5,492	$292,553

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $384.9	FPAUM: $292.6

Invested capital	Market value/reported value(1)	Capital commitments	Collateral balances (at par)	GAV

(1)Includes $91.8 billion and $71.9 billion from funds that primarily invest in illiquid strategies as of December 31, 2025 and 2024, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

Perpetual Capital Assets Under Management

The chart below presents our perpetual capital AUM by segment and type ($ in billions)

Credit	Real Assets	Secondaries	Other Businesses	Publicly-Traded Vehicles	Perpetual Wealth Vehicles	Private Commingled Vehicles	Managed Accounts

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the years ended December 31, 2025 and 2024, 93% and 95%, respectively, of management fees were earned from perpetual capital or long-dated funds.

The charts below present the composition of our segment management fees by fund type:

Perpetual Capital - Publicly-Traded Vehicles	Perpetual Capital - Perpetual Wealth Vehicles	Perpetual Capital - Private Commingled Vehicles	Perpetual Capital - Managed Accounts	Long-Dated Funds(1)	Other

(1) Long-dated funds generally have a contractual life of five years or more at inception.

Available Capital and Assets Under Management Not Yet Paying Fees

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Real Assets	Secondaries	Private Equity	Other Businesses
As of December 31, 2025, AUM not yet paying fees includes $78.8 billion of AUM available for future deployment and $4.3 billion of development assets not yet stabilized that could collectively generate approximately $730.4 million in potential incremental annual management fees, which represents a 23% embedded growth rate in our 2025 base management fees.

Incentive Eligible Assets Under Management and Incentive Generating Assets Under Management

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Credit	Real Assets	Secondaries	Private Equity	Other Businesses

The charts below present our IGAUM by strategy for funds generating fee related performance revenues and net fee related performance revenues by strategy as of and for the years ended:

Real Estate	U.S. Direct Lending	European Direct Lending	Alternative Credit	Private Equity Secondaries

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

Components of Consolidated Results of Operations

GCP Acquisition Overview

On March 1, 2025, we completed the GCP Acquisition. The GCP Acquisition added complementary logistics and digital infrastructure investment capabilities and expanded our geographic presence. The activities of GCP International are included within the Real Assets Group segment.

The GCP Acquisition added geographic exposure in Asia with a significant logistics platform in Japan, logistics platforms in emerging economies such as Brazil and Vietnam and an expanded presence in Europe and the U.S. The GCP Acquisition has broadened our vertically integrated operating and development capabilities across sectors and regions. We anticipate that the size and composition of fees earned, particularly our other fees, will be impacted by these expanded capabilities.

The activities of GCP International are reflected within our results of operations beginning on March 1, 2025. Therefore, our analysis compared to the prior year will lack comparability, particularly in our Real Assets Group segment. Because the activities of GCP International represent 10 months of activity within the year ended December 31, 2025, we will separately discuss the significant impact of the GCP Acquisition within our discussion of our results of operations.

In addition, various components of the agreed-upon purchase price for the GCP Acquisition are required to be accounted for as compensation because the payments were made to certain individuals that became Ares employees on March 1, 2025. Because they are required to be accounted for as compensation, these amounts have been excluded from purchase consideration and will have a varying impact on our results of operations in the current year as well as in future periods. We expect expenses to fluctuate during an integration period as we continue to seek to generate more cost savings and to execute on synergy opportunities.

In connection with the GCP Acquisition, we also entered into contingent compensation arrangements with the sellers and with certain of its professionals that became Ares employees. The portion of the arrangements that are attributable to the sellers represents a component of purchase consideration that will be accounted for as contingent consideration. The portion of the arrangements that are attributable to the professionals that became Ares employees requires continued service through the measurement periods and will be accounted for as compensation. These arrangements will have a varying impact on our results of operations in the current year as well as in future periods that is dependent on these classifications as well as the expected attainment of the measurement criteria.

For further discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations of the Company” as well as “Note 3. Business Combinations” and “Note 9. Commitments and Contingencies” within our consolidated financial statements.

Revenues

Management Fees. The investment adviser of our funds generally receives an annual management fee based on a percentage of capital commitments, invested capital, NAV or the fair value of assets, among others. For certain of our SMAs, we receive an annual management fee based on a percentage of invested capital or NAV throughout the term of the SMA. We also may receive other fees, including agency and arrangement fees. In certain circumstances, we are contractually required to offset certain amounts of these other fees against management fees relating to the applicable fund.

The investment adviser of each of our CLOs typically receives annual management fees based on the gross aggregate collateral balance for CLOs, at par, adjusted for cash and defaulted or discounted collateral. The management fees of CLOs accounted for approximately 2% of our total management fees on a consolidated basis and 3% on an unconsolidated basis for the year ended December 31, 2025.
The management fees we receive from our drawdown style funds are typically payable on a quarterly basis over the life of the fund and do not fluctuate with the changes in value of the underlying investments within the fund. The investment management agreements we enter into with clients in connection with contractual SMAs may generally be terminated by such clients with reasonably short prior written notice. Typically, terminations do not require liquidation of assets so that SMAs will continue to pay fees until the underlying investments are liquidated. The management fees we receive from our SMAs are generally paid on a periodic basis (typically quarterly, subject to the termination rights described above) and are based on either invested capital or on the net asset value of the SMA.

Details regarding our management fees by strategy, excluding our publicly-traded funds and our perpetual wealth vehicles described separately, are presented below:

Strategy	Fee Rate	Fee Base	Average Remaining Contract Term(1)

Credit Group
Liquid Credit(2)	0.25% - 1.00%	Par plus cash or NAV	9.3 years(2)
Alternative Credit	0.50% - 1.50%	NAV, gross asset value, capital commitments or invested capital	3.2 years
Opportunistic Credit(3)	1.50%	Invested capital or aggregate cost basis of unrealized portfolio investments	7.3 years
U.S. and European Direct Lending(4)	0.75% - 1.50%	Invested capital, NAV or total assets (in certain cases, excluding cash and cash equivalents)	5.5 years
APAC Credit(5)	1.00% - 2.00%	Capital commitments, aggregate cost basis of unrealized portfolio investments or a combination thereof	4.3 years

Real Assets Group
Real Estate(6)	0.45% - 1.50%	Capital commitments, invested capital, GAV, NAV, aggregate cost basis of unrealized portfolio investments or a combination thereof	4.6 years
Infrastructure(7)	0.75% - 1.50%	Capital commitments, invested capital, GAV or NAV	6.3 years

Secondaries Group
Private Equity, Real Estate, Infrastructure and Credit Secondaries(8)	0.50% - 1.25%	Capital commitments, invested capital, reported value (largely representing NAV of each fund’s underlying limited partnership interests), called capital plus unfunded commitments or reported value plus unfunded commitments	8.1 years

Private Equity Group
Corporate Private Equity(9)	1.50%	Capital commitments	5.9 years
APAC Private Equity(10)	1.00% - 2.00%	Invested capital, capital commitments or a combination thereof	4.7 years

Other Businesses
Ares Insurance Solutions(11)	0.28%	Monthly weighted average market value of assets	N/A(11)

(1)    Represents the average remaining contract term pursuant to the funds’ governing documents within each strategy, excluding perpetual capital vehicles, as of December 31, 2025.
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
(7)    Fee range represents typical range during the investment period. Certain funds pay a lower management fee rate on committed capital which increases when such capital is invested. The infrastructure opportunities funds generally step down the fee base to the aggregated adjusted cost of unrealized portfolio investments, while retaining the same fee rate, following the expiration or termination of the investment period.
(8)    Funds in each strategy are comprised of closed-end funds with either investment period termination or management contract termination dates and certain open-end accounts that generally do not have termination dates.
(9)    Fee rate represents typical rate during the investment period. Management fees for corporate private equity funds generally step down to 0.75% to 1.00% of the aggregate adjusted cost of unrealized portfolio investments following the earlier to occur of: (i) the expiration or termination of the investment period; and (ii) the activation of a successor fund.
(10)    Fee rate represents typical rate during the investment period. Management fees for APAC private equity funds generally step down the fee base to the aggregate adjusted cost of unrealized portfolio investments following the expiration or termination of the investment period. The funds also include co-investment vehicles with fee rates of 2.00%, which are excluded from the calculation of average remaining contract term because they will generally cease at the same time as the related funds.
(11)    Ares Insurance Solutions earns a tiered management fee that starts at 0.30% and steps down to 0.15% of the monthly weighted average market value. Ares Insurance Solutions generally includes open-ended or managed account structures, which typically do not have investment period termination or management contract expiration dates.

The investment advisory and management agreements of our publicly-traded funds and our perpetual wealth vehicles must be reviewed or approved annually by their independent boards of directors.
Details regarding our base management fees from our publicly-traded funds and our perpetual wealth vehicles are presented below:

Vehicle	Strategy	Annual Fee Rate	Fee Base

Credit Group
ARCC	U.S. Direct Lending	1.50%	Total assets (other than cash and cash equivalents)
ARDC	Liquid Credit	1.00%	Total assets minus liabilities (other than liabilities relating to indebtedness)
ASIF	U.S. Direct Lending	1.25%	NAV
CADC	U.S. Direct Lending	1.25%	Total assets minus liabilities (other than liabilities relating to indebtedness)
Open-Ended Sports, Media and Entertainment Opportunities Fund	U.S. Direct Lending	1.40%	NAV
Open-Ended European Direct Lending Fund	European Direct Lending	1.25%	NAV
Open-Ended European Direct Lending ELTIF	European Direct Lending	1.25%	NAV
Real Assets Group
ACRE	Real Estate	1.50%	Stockholders’ equity
Diversified Non-Traded REIT	Real Estate	1.10%	NAV
Industrial Non-Traded REIT	Real Estate	1.25%	NAV
J-REIT	Real Estate	Various
•Comprised of multiple components, including:
◦0.18% on total assets (“J-REIT Fee I”)
◦3.50% on net operating income (“J-REIT Fee II”)
◦Sum of J-REIT Fee I and J-REIT Fee II, multiplied by 0.033%, multiplied by earnings per outstanding investment unit

Open-Ended Core Infrastructure Fund	Infrastructure	1.25%	NAV
Secondaries Group
APMF	Private Equity Secondaries	1.40%	Total assets (including any assets relating to indebtedness or preferred shares that may be issued) minus liabilities (other than liabilities relating to indebtedness)

Part I Fees are based on net investment income (before Part I Fees and Part II Fees, where applicable), subject to hurdle rates as presented for each applicable fund below. No fees are recognized until net investment income exceeds the hurdle rate, with a catch-up provision to ensure that we receive the annual fee rate of the net investment income from the first dollar earned.

Vehicle	Strategy	Annual Fee Rate	Hurdle Rate	Catch-Up Provision

Credit Group
ARCC Part I Fees	U.S. Direct Lending	20%	1.75% per quarter or 7% per annum	20%
ASIF Part I Fees	U.S. Direct Lending	12.5%	1.25% per quarter or 5% per annum	12.5%
CADC Part I Fees	U.S. Direct Lending	15%	1.50% per quarter or 6% per annum	15%
Open-Ended European Direct Lending Fund Part I Fees	European Direct Lending	12.5%	1.25% per quarter or 5% per annum	12.5%
Open-Ended European Direct Lending ELTIF Part I Fees	European Direct Lending	12.5%	1.25% per quarter or 5% per annum	12.5%
Real Assets Group
Open-Ended Core Infrastructure Fund Part I Fees	Infrastructure	12.5%	1.25% per quarter or 5% per annum	12.5%

We are party to contractual expense support agreements with certain perpetual wealth vehicles under which we may advance a portion of certain expenses to support distribution efforts to investors. These expenses are subject to reimbursement from the perpetual wealth vehicles and may result in a reduction to our Part I Fees until expenses have been recovered.
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

Details regarding our fee related performance revenues from our publicly-traded funds and our perpetual wealth vehicles are presented below:

Vehicle	Strategy	Fee Rate	Fee Base	Annual Hurdle Rate

Real Assets Group
ACRE	Real Estate	20%	The difference between ACRE’s core earnings (as defined in ACRE’s management agreement) and its shareholders’ return on equity	8%
Diversified Non-Traded REIT and Industrial Non-Traded REIT	Real Estate	12.5%	Annual investment returns, subject to certain net loss carry-forward provisions	5%
Secondaries Group
APMF	Private Equity Secondaries	12.5%	Quarterly investment returns, subject to certain net loss carry-forward provisions	N/A
We are party to contractual expense limitation agreements with certain perpetual wealth vehicles under which we may advance a portion of certain expenses to reduce the perpetual wealth vehicles’ expense ratios. Such expenses are subject to reimbursement from the perpetual wealth vehicles and may result in a reduction to our fee related performance revenues until the expenses have been recovered.
Details regarding our fee related performance revenues by strategy, excluding our publicly-traded funds and our perpetual wealth vehicles described above, are presented below:

Strategy	Fee Rate	Fee Base	Annual Hurdle Rate

Credit Group
Alternative Credit	15%	Incentive eligible fund’s profits	6%
U.S. and European Direct Lending	8% - 16%	Incentive eligible fund’s profits	5% - 8%
Real Assets Group
Real Estate	15% - 20%	Incentive eligible fund’s profits	6% - 8%

Details regarding our incentive fees earned from funds with stated investment periods, which are generally based on a fund’s eligible profits, are presented below:

Strategy	Fee Rate	Annual Hurdle Rate

Credit Group

Liquid Credit	10% - 20%	3% - 12%
Alternative Credit	12.5% - 20%	6% - 7%
U.S. and European Direct Lending(1)	10% - 15%	5% - 8%

Real Assets Group
Real Estate	15% - 20%	6% - 8%
Infrastructure	(1)	(1)

Secondaries Group
Private Equity Secondaries	10%	8%

(1) We may receive Part II Fees from certain publicly-traded funds and perpetual wealth vehicles, which are not paid unless these funds achieve cumulative aggregate realized capital gains (net of cumulative aggregate realized capital losses and aggregate unrealized capital depreciation), subject to certain catch-up provisions. Such fees are presented as incentive fees earned from funds with stated investment periods.

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
Funds generally follow either an American-style waterfall or a European-style waterfall. For American-style waterfalls, we in our role as general partner are entitled to receive carried interest after a fund investment is realized if the investors in the fund have received distributions in excess of the capital contributed for such investment and all prior realized investments (plus allocable expenses), as well as the preferred return. For European-style waterfalls, we in our role as general partner are entitled to receive carried interest if the investors in the fund have received distributions in an amount equal to all prior capital contributions (plus allocable expenses), as well as a preferred return.
For most funds, the carried interest is subject to a preferred return ranging from 5% to 10%, after which there is typically a catch-up allocation to the general partner. Generally, if at the termination of a fund (and in some cases at interim points in the life of a fund), the fund has not achieved investment returns that exceed the preferred return threshold or the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the general partner will be obligated to repay an amount equal to the extent the previously distributed carried interest exceeds the amounts to which the general partner is entitled. These repayment obligations may be related to amounts previously distributed to us and our senior professionals and are generally referred to as contingent repayment obligations.
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
Details regarding our carried interest, which is generally based on a fund’s eligible profits, are presented below:

Strategy	Fee Rate	Annual Hurdle Rate

Credit Group
Alternative Credit	20%	6%
Opportunistic Credit	20%	8%
U.S. and European Direct Lending	10% - 20%	5% - 8%
APAC Credit	15% - 20%	6% - 8%

Real Assets Group
Real Estate	10% - 20%	6% - 10%
Infrastructure	15% - 20%	7% - 8%

Secondaries Group
Private Equity, Real Estate, Infrastructure and Credit Secondaries	10% - 15%	7% - 8%

Private Equity Group
Corporate Private Equity and APAC Private Equity	15% - 20%	8%

Other Businesses
Ares Insurance Solutions	20%	8%
For detailed discussion of contingencies on carried interest, see “Note 9. Commitments and Contingencies,” within our consolidated financial statements and “Item 1A. Risk Factors—Risks Related to Our Funds—We may need to pay “clawback” or “contingent repayment” obligations if and when they are triggered under the governing agreements with our funds” included in this Annual Report on Form 10-K.

Performance Income. Performance income is a term that we use to refer to a sub-set of performance-based fees and includes both carried interest and incentive fees earned from funds with stated investment periods and excludes fee related performance revenues.
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
Administrative, Transaction and Other Fees. Details regarding our administrative, transaction and other fees are presented below, which are typically payable at the time of the related transaction, unless otherwise noted:

Administrative fees
Represent fees that we earn for providing administrative services to certain funds and may reflect either expense reimbursements for the cost of certain professionals that perform services for a fund or may be based on fixed percentage of a fund’s invested capital. Typically payable quarterly

Transaction fees
Typically represent fees earned from the arrangement and origination of loans and are generated primarily from funds within our direct lending strategy. Fees are based on a fixed percentage of original issue discount for our direct lending funds

Other fees:
Capital markets transaction fees	Represent fees earned by AMCM for participating as an underwriter, placement agent and/or acting as advisor on capital markets transactions
Property-related fees represent fees earned from real estate and digital infrastructure funds and include the following:
Acquisition fees	Based on a percentage of a property’s cost at the time of property acquisition
Development fees	Based on a percentage of costs to develop a property and recognized over the development period. Typically payable monthly or at varying milestones throughout the development period
Leasing fees	Based on a percentage of rental income at lease execution, lease commencement or lease renewal
Property management fees	Based on a percentage of rental income or net operating income over the time associated property management services are provided. Typically payable monthly throughout the tenancy period
Sale and distribution fees represent fees earned for the sale and distribution of fund shares in our perpetual wealth vehicles and include the following:
Sales-based fees
Based on a percentage of sales or subscriptions to investors in our perpetual wealth vehicles. Sales-based fees are reported net of amounts re-allowed to participating broker-dealers for their sales platform services. Typically payable quarterly throughout the service period

Asset-based fees	Based on the NAV of applicable funds and asset classes. Asset-based fees are reported net of amounts re-allowed to participating broker-dealers for their ongoing shareholder services. Typically payable quarterly throughout the service period
Exchange program fees	Based on a percentage of the value associated with the properties transacted through our 1031 exchange programs. Exchange program fees are recognized when investors contribute real property through like-kind 1031 exchanges for fund shares and through other private placements. These fees are composed of a program administration fee and a facilitation fee for advisory services and sales-based efforts, respectively
Expenses
Compensation and Benefits. Compensation generally includes salaries, bonuses, health and welfare benefits, payroll-related taxes, Part I Fee compensation, fee related performance compensation and equity compensation. We use changes in headcount, which represents the full-time equivalency of active employees during each period, to analyze changes in certain compensation and benefits expenses, primarily salaries, benefits and payroll-related taxes.
Incentive-based compensation is typically correlated to the operating performance of our segments and is accrued over the service period to which it relates. Our discretionary incentive-based compensation includes our annual bonus pool, is based on our operating performance and may fluctuate throughout the year until payments are made. The majority of our annual bonus payments are made in the fourth quarter. Certain of our senior partners are not paid an annual salary or bonus, instead they only receive distributions based on their ownership interest when declared by our board of directors.
Part I Fee compensation and fee related performance compensation represent approximately 60% of Part I Fees and of fee related performance revenues, respectively, before giving effect to payroll-related taxes. We also reduce certain Part I Fee compensation and fee related performance compensation by a portion of the supplemental distribution fees paid to the extent that Part I Fees and fee related performance revenues are earned from certain perpetual wealth vehicles. We pay sales-based bonuses for the sale and distribution of our wealth products, including our exchange programs associated with our non-traded REITs. Incremental changes in fair value of certain contingent liabilities established in connection with our various acquisitions are recognized ratably over the service period and are also presented within compensation and benefits.
Equity compensation represents a form of non-cash compensation that we use to align our employees with the long-term interests of our shareholders. Equity-based awards are typically granted in the form of restricted units or restricted stock

(collectively “unvested awards”) that vest over service periods up to five years from the grant date. We issue equity awards with a long-term focus of limiting the average dilutive impact on our Class A common stockholders to no more than 1.5% annually. Because we withhold shares equal to the fair value of our employee tax withholding liabilities and pay the taxes on their behalf in cash, fewer net shares are issued upon vesting. This result has reduced the average annual dilutive impact of these awards to less than 1.0% annually. We expect the expenses recognized in connection with these awards to fluctuate with changes in the price of our Class A common stock.
Performance Related Compensation. Performance related compensation includes compensation directly related to carried interest allocation and incentive fees earned from funds with stated investment periods, generally consisting of percentage interests that we grant to our professionals. Depending on the nature of each fund, the performance related compensation generally represents 60% to 80% of the carried interest allocation and incentive fees recognized by us before giving effect to payroll-related taxes.
In certain instances, we may transfer our rights to performance income to structured financing vehicles that we manage. Although these transfers typically result in a reclassification of the associated performance income to investment income, we remain obligated to compensate our professionals who retain the rights to their allocation of performance income, which continue to be reported within performance related compensation. Performance related compensation may also include a portion of the profits from certain of our strategic investments that are payable to professionals although the profits generated from these strategic investments represent investment income and are not reported within performance income.
The performance related compensation payable is calculated based upon the recognition of carried interest allocation and is not paid to recipients until the carried interest allocation is received. Performance related compensation may include allocations to charitable organizations as part of our philanthropic initiatives.
Although the majority of changes in performance related compensation are directly correlated with changes in carried interest allocation and incentive fees reported within our segment results, this correlation does not always exist when our results are reported on a fully consolidated basis in accordance with GAAP. This discrepancy is caused when carried interest allocation and incentive fees earned from our Consolidated Funds is eliminated upon consolidation and performance related compensation is not, and similarly, investment income associated with strategic investments that generate profits interests for our professionals are not presented within performance income.
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
Interest Expense. Interest expense includes interest related to our Credit Facility, which has a variable interest rate based upon SOFR plus a credit spread that is adjusted with changes to corporate credit ratings, and to our senior and subordinated notes, each of which have fixed coupon rates.

Other Income (Expense), Net. Other income (expense), net consists of (i) transaction gains (losses) on the revaluation of assets and liabilities denominated in currencies other than an entity’s functional currency; (ii) changes in fair value of contingent earnout arrangements; and (iii) other non-operating and non-investment related activities, such as loss on disposal of assets, among other items.
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
Net income (loss) attributable to redeemable interest in AOG entities represents income generated by certain non-controlled investments owned by a third-party. Net income (loss) attributable to redeemable interest in AOG entities is allocated based on the ownership percentage attributable to the redeemable interest.
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

Consolidation and Deconsolidation of Ares Funds
We consolidate (i) entities that we have both significant economics and the power to direct the activities of the entity that impact economic performance; and (ii) entities in which we hold a majority voting interest or has majority ownership and control over the operational, financial and investing decisions of that entity. Certain funds that have historically been consolidated in the financial statements may no longer be consolidated because: (i) such funds have been liquidated or dissolved; or (ii) we are no longer deemed to have a controlling interest in the entity. Consolidated Funds represented approximately 6% of our AUM as of December 31, 2025 and 3% of total revenues for the year ended December 31, 2025.
The activity of the Consolidated Funds is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation also typically will decrease revenues reported under GAAP to the extent these amounts are eliminated upon consolidation.
The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity, except where accounting for a redemption or liquidation preference requires the reallocation of ownership based on specific terms of a profit sharing agreement. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as redeemable and non-controlling interests in the Consolidated Funds within our consolidated financial statements. Redeemable interest in Consolidated Funds represented the shares issued by our SPAC that were redeemable for cash by the public shareholders until the completion of a business combination or tender offer associated with shareholder approval provisions.
We have transferred certain financial interests to structured financing vehicles that we manage, including but not limited to collateralized fund obligations, rated note feeders and private asset-backed notes, among other secondary solutions. These financial interests include our capital interests and rights to performance income in funds that we manage. The purpose of these transferred interests is to provide collateral or other forms of similar credit-enhancement, including subordination and liquidity support, to the structured financing vehicles. These structured financing vehicles are typically designed to meet investors’ risk-return, liquidity, diversification and risk-based capital treatment objectives and to support capital raising efforts across our platform. The transfer of these financial interests does not subject us to the additional risk of loss; instead our maximum risk of loss equals the value of our transferred interest and only in the event that the returns generated by the structured financing vehicles do not meet stated performance thresholds. These structured financing vehicles typically represent variable interest entities that are consolidated with our results. As a result, the financial interests that we transfer will typically be reclassified from investments in the funds that we manage and/or from accrued performance income to investments of the Consolidated Funds upon consolidation. Any future investment income and performance income resulting from these financial interests will be presented within the results of operations of our Consolidated Funds as a result of consolidation.
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

The following table presents our summarized consolidated results of operations ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Total revenues	$5,601,482	$3,884,781	$1,716,701	44%
Total expenses	(4,708,766)	(2,938,691)	(1,770,075)	(60)
Total other income, net	394,177	329,262	64,915	20
Less: Income tax expense	198,535	164,617	(33,918)	(21)
Net income	1,088,358	1,110,735	(22,377)	(2)
Less: Net income attributable to non-controlling interests in Consolidated Funds	253,904	295,772	(41,868)	(14)
Net income attributable to Ares Operating Group entities	834,454	814,963	19,491	2
Less: Net income attributable to redeemable interest in Ares Operating Group entities	1,349	103	1,246	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	305,743	351,118	(45,375)	(13)
Net income attributable to Ares Management Corporation	527,362	463,742	63,620	14
Less: Series B mandatory convertible preferred stock dividends declared	101,250	22,781	78,469	NM
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$426,112	$440,961	(14,849)	(3)

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Revenues
Management fees	$3,680,467	$2,942,126	$738,341	25%
Carried interest allocation	1,153,976	390,180	763,796	196
Incentive fees	362,453	344,157	18,296	5
Principal investment income	48,149	45,424	2,725	6
Administrative, transaction and other fees	356,437	162,894	193,543	119
Total revenues	$5,601,482	$3,884,781	1,716,701	44
Management Fees. Within the Credit Group, our publicly-traded funds and our perpetual wealth vehicles contributed an increase in management fees of $172.8 million for the year ended December 31, 2025 compared to the prior year, primarily driven by increases in the average size of their portfolios. Capital deployment in private funds within our direct lending and alternative credit strategies led to a rise in FPAUM, contributing to an increase in management fees of $112.5 million for the year ended December 31, 2025 compared to the prior year. Within the Real Assets Group, funds that we manage as a result of the GCP Acquisition generated $202.8 million in additional management fees for the year ended December 31, 2025. In addition, management fees also increased by $20.3 million for the year ended December 31, 2025 compared to the prior year, driven by the WSM Acquisition, which began generating fees in the fourth quarter of 2024.

In addition, Part I Fees increased by $74.5 million for the year ended December 31, 2025 compared to the prior year. The increase in Part I Fees were primarily attributable to ASIF, our open-ended European direct lending fund, our open-ended core infrastructure fund and CADC driven by increase in net investment income from their growing portfolio of investments.

For detail regarding the fluctuations of management fees within each of our segments, see “—Results of Operations by Segment.”

Carried Interest Allocation. The following table sets forth carried interest allocation by segment ($ in millions):

	Year ended December 31,
	2025	2024
Credit funds	$756.0	$607.2
Real Assets funds	100.4	105.7
Secondaries funds	49.0	(19.5)
Private Equity funds	177.0	(294.4)
Other businesses	143.0	26.8
Elimination of carried interest from Consolidated Funds	(31.6)	(26.8)
Carried interest of non-controlling interests in consolidated subsidiaries	(39.8)	(8.8)
Carried interest allocation	$1,154.0	$390.2
The activity was principally composed of the following:

Year ended December 31, 2025	Year ended December 31, 2024
Credit funds
•Primarily from one opportunistic credit fund, four direct lending funds and two alternative credit funds with $42.6 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our opportunistic credit funds, Ares Special Opportunities Fund II, L.P. (“ASOF II”) generated carried interest allocation of $174.7 million, driven by improved profitability of portfolio companies that operate in the services, healthcare and industrial industries
◦Within our direct lending funds, Ares Capital Europe V, L.P. (“ACE V”), Ares Capital Europe VI, L.P. (“ACE VI”), Ares Private Credit Solutions II, L.P. (“PCS II”) and Ares Capital Europe IV, L.P. (“ACE IV”) generated carried interest allocation of $130.7 million, $119.2 million, $89.7 million and $36.5 million, respectively, driven by net investment income during the period
◦Within our alternative credit funds, Ares Pathfinder Fund II, L.P. (“Pathfinder II”) and Ares Pathfinder Fund, L.P. (“Pathfinder I”) generated carried interest allocation of $88.1 million and $63.0 million, respectively, driven by market appreciation of certain investments and net investment income during the period

•Primarily from five direct lending funds, one opportunistic credit fund and two alternative credit funds with $36.2 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our opportunistic credit funds, ASOF II generated carried interest allocation of $177.3 million, driven by improved operating performance metrics from portfolio companies that operate in the services and retail industries
◦Within our direct lending funds, ACE V, PCS II, ACE IV, ACE VI and Ares Private Credit Solutions, L.P. (“PCS I”) generated carried interest allocation of $153.2 million, $131.1 million, $57.0 million, $54.5 million and $22.9 million, respectively, driven by net investment income during the period
◦Within our alternative credit funds, Pathfinder I and Pathfinder II generated carried interest allocation of $62.6 million and $39.1 million, respectively, driven by market appreciation of certain investments and net investment income during the period
•Reversal of unrealized carried interest of $99.8 million and $23.7 million from Ares Special Situations Fund IV, L.P. (“SSF IV”) and Ares Special Opportunities Fund I, L.P. (“ASOF I”) respectively, primarily due to the market depreciation of their investments in Savers Value Village, Inc. (“SVV”), driven by its lower stock price and lower operating performance of portfolio companies that primarily operate in the retail, services and healthcare industries
•Reversal of unrealized carried interest of $68.9 million from Ares Capital Europe III, L.P. (“ACE III”) due to lower valuations of certain investments

Real Assets funds
•Ares Infrastructure Debt Fund V, L.P. (“IDF V”) generated carried interest allocation of $42.0 million, driven by net investment income during the period
•Ares Climate Infrastructure Partners II, L.P. (“ACIP II”) and Ares Energy Investors Fund V, L.P. (“EIF V”) generated carried interest allocation of $26.6 million and $22.1 million, respectively, driven by the appreciation of certain portfolio investments

•IDF V generated carried interest allocation of $63.8 million, driven by net investment income during the period
•Ares Climate Infrastructure Partners, L.P. (“ACIP I”) and EIF V generated carried interest allocation of $44.0 million and $27.7 million, respectively, due to appreciation of certain investments
•Reversal of unrealized carried interest of $26.3 million from Ares European Real Estate Fund IV SCSp (“EF IV”), primarily driven by the lower valuation of a residential property investment

Secondaries funds
•Landmark Real Estate Fund IX, L.P. (“LREF IX”) and Landmark Equity Partners XVII, L.P. (“LEP XVII”) generated carried interest allocation of $27.1 million and $20.4 million, respectively, primarily driven by appreciation of certain portfolio investments

•Ares Secondaries Infrastructure Solutions III, L.P. (“ASIS III”) and four private equity secondaries funds collectively generated carried interest allocation of $27.0 million, primarily driven by the appreciation of certain portfolio investments
•Reversal of unrealized carried interest of $28.9 million from Landmark Equity Partners XVI, L.P. (“LEP XVI”), due to the lower valuation of certain portfolio investments
•Reversal of unrealized carried interest of $19.8 million from Landmark Real Estate Fund VIII, L.P. (“LREF VIII”), primarily driven by the lower valuation of certain investments with underlying interests in multifamily portfolios

Year ended December 31, 2025	Year ended December 31, 2024
Private Equity funds
•Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”) generated carried interest allocation of $191.5 million, driven by improved profitability of portfolio companies that primarily operate in the healthcare, services, industrial and retail industries
•Reversal of unrealized carried interest of $13.1 million from a corporate private equity extended value fund, driven by lower operating performance from a portfolio company that operates in the industrial industry

•ACOF VI generated carried interest allocation of $220.3 million, driven by improved operating performance metrics from portfolio companies that primarily operate in the healthcare, services, industrial and retail industries
•Reversal of unrealized carried interest of $474.9 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”) due to the market depreciation of its investment in SVV, driven by its lower stock price

Other businesses
•Carried interest allocation of $118.0 million attributable to the change in value from previously held Ares Acquisition Corporation II Class A ordinary shares that converted into equity securities of Kodiak AI, Inc. (Nasdaq: KDK) following the business combination
•Carried interest allocation of $25.0 million from an insurance fund that is eliminated upon consolidation
•Carried interest allocation from an insurance fund that is eliminated upon consolidation
Incentive Fees. The following table sets forth incentive fees by segment ($ in millions):

	Year ended December 31,
	2025	2024
Credit funds	$270.9	$287.8
Real Assets funds	36.1	27.2
Secondaries funds	55.5	29.2
Incentive fees	$362.5	$344.2
The increase in incentive fees for the year ended December 31, 2025 compared to the prior year was primarily due to higher fees generated from (i) APMF and our open-ended core alternative credit fund, resulting from increased IGAUM; (ii) our U.S. open-ended industrial real estate fund that crystallizes incentive fees by investor based on performance over three-year measurement periods; and (iii) our diversified non-traded REIT, driven by strong fund performance. For further detail regarding the incentive fees within each of our segments, see discussion of fee related performance revenues and realized net performance income within “—Results of Operations by Segment.”
Principal Investment Income. The activity for the year ended December 31, 2025 was primarily attributable to:
•Unrealized gains from our investments in various European real estate equity and U.S. direct lending, partially offset by an unrealized loss from a U.S. real estate equity fund
•Interest and dividend income primarily generated from our investments in various real estate, direct lending and opportunistic credit funds, and interest income from newly admitted investors in an insurance fund, where capital account balances were reallocated from existing investors in exchange for interest to compensate for carrying costs
The activity for the year ended December 31, 2024 was primarily attributable to:
•Interest income from newly admitted investors in an insurance fund, where capital account balances are reallocated from existing investors in exchange for interest to compensate for carrying costs
•Realized gains generated from our investments in various infrastructure debt, real estate debt and direct lending funds

Administrative, Transaction and Other Fees. The increase for the year ended December 31, 2025 compared to the prior year was driven by incremental fees of $157.2 million following the completion of the GCP Acquisition. The GCP Acquisition enhances our vertically integrated capabilities, which enables us to earn various forms of property-related fees. For the year ended December 31, 2025, these incremental fees largely represented development, property management and leasing fees.

The increase in fees over the comparative period, excluding the aforementioned impact from the GCP Acquisition, was also driven by higher administrative service fees of $20.8 million, primarily from: (i) our perpetual wealth vehicles; and (ii) new and existing private funds within our Credit Group that are based on invested capital. In addition, we earned higher capital markets transaction fees of $4.3 million associated with increased transaction volumes generated by AMCM during the current year as we are investing in the capital markets business to create greater revenue growth opportunities over time.

Expenses

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Expenses
Compensation and benefits	$2,565,625	$1,731,747	$(833,878)	(48)%
Performance related compensation	1,094,355	449,564	(644,791)	(143)
General, administrative and other expenses	996,075	736,501	(259,574)	(35)
Expenses of Consolidated Funds	52,711	20,879	(31,832)	(152)
Total expenses	$4,708,766	$2,938,691	(1,770,075)	(60)
Compensation and Benefits. In connection with the GCP Acquisition, various components of the agreed-upon purchase price are required to be accounted for as compensation because the payments were made to certain individuals that became Ares employees following the GCP Acquisition. The year ended December 31, 2025 included the following acquisition-related compensation expenses: (i) equity-based compensation expense of $227.6 million, from awards associated with the purchase price of the GCP Acquisition, with $110.0 million of expense from the portion of these awards that immediately vested; (ii) other compensation costs of $48.5 million that were settled in cash; and (iii) compensation expense of $71.3 million for certain contingent earnout arrangements established in connection with the GCP Acquisition. See “Note 9. Commitments and Contingencies” within our consolidated financial statements for a further description of the contingent earnout arrangements established in connection with acquisitions.
In addition, the GCP Acquisition contributed incremental employment related costs of $170.5 million for the year ended December 31, 2025, largely reflecting salary expense and incentive-based compensation.
Compensation and benefits, excluding the aforementioned impact from the GCP Acquisition, increased by $316.0 million, or 18%, for the year ended December 31, 2025 compared to the prior year. The increase in expenses reflect the continued growth in salary and benefits for our increased staffing levels. Equity-based compensation expense also increased by $160.1 million for the year ended December 31, 2025 compared to the prior year as a result of issuing new discretionary and bonus-related awards at an increased stock price as of the grant date.
In addition, Part I Fee compensation increased by $36.8 million over the comparative period, corresponding to the increase in Part I Fees. We reduced Part I Fee compensation by $22.4 million and $11.7 million for the years ended December 31, 2025 and 2024, respectively, to reclaim a portion of the supplemental distribution fees that we paid to distribution partners.
Full-time equivalent headcount increased by 34% to 3,967 professionals for the year-to-date period in 2025 from 2,971 professionals in 2024. The GCP Acquisition added 805 professionals to our headcount as of December 31, 2025, which represents 690 full-time equivalents for the year-to-date period.
For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment.”
Performance Related Compensation. The majority of the changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees as described above. These changes also include associated payroll-related taxes as well as the portions that are allocated to charitable organizations as part of our philanthropic initiatives. Performance related compensation generally represents 60% to 80% of carried interest allocation and incentive fees recognized before giving effect to payroll taxes and will vary based on the mix of funds generating carried interest allocation and incentive fees for that period. The performance related compensation ratio is also impacted by additional expense that is payable to professionals as a result of gains recognized from profit interests held in a strategic investment. The corresponding income from this strategic investment is reflected within components of other income rather than carried interest allocation or incentive fees.
General, Administrative and Other Expenses. General, administrative and other expenses incurred in connection with the activities resulting from the GCP Acquisition were $179.4 million for the year ended December 31, 2025. These expenses were driven by: (i) operating costs of $93.2 million, including non-recurring integration costs of $20.1 million and (ii) amortization expense of $86.2 million related to the intangible assets recorded in connection with the GCP Acquisition.
We have also incurred acquisition-related operating expenses in connection with the GCP Acquisition of $35.3 million and $33.4 million during the years ended December 31, 2025 and 2024, respectively. In each case, such costs were largely paid to advisors and professional services providers to assist in completing the transaction.

General, administrative and other expenses, excluding the aforementioned impact from the GCP Acquisition, increased by $78.2 million, or 11%, for the year ended December 31, 2025 compared to the prior year. The increase in expenses reflect growing staffing levels and fundraising activities. The most significant expense increases were supplemental distribution fees, occupancy costs and information technology costs.
Supplemental distribution fees increased by $58.9 million for the year ended December 31, 2025 compared to the prior year. In the current year, supplemental distribution fees included a one-time expense of $30.7 million pursuant to the termination of a distribution agreement with a strategic partner that will result in annual cost savings of approximately $9.3 million per year. The increase in supplemental distribution fees was also driven by higher sales volumes and NAVs of our perpetual wealth vehicles and by the ongoing development of our distribution relationships and expansion of our wealth product offerings.
In addition, occupancy costs and information technology costs collectively increased by $25.3 million for the year ended December 31, 2025 compared to the prior year. The increase in these expenses was primarily to support our growing headcount and the expansion of our business, including the expansion of our New York headquarters.
Other Income (Expense)

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Other income (expense)
Net realized and unrealized gains on investments	$307,582	$16,570	$291,012	NM
Interest and dividend income	47,451	43,054	4,397	10
Interest expense	(171,642)	(142,966)	(28,676)	(20)
Other income (expense), net	(319,745)	627	(320,372)	NM
Net realized and unrealized gains on investments of Consolidated Funds	551,076	313,963	237,113	76
Interest and other income of Consolidated Funds	575,273	933,349	(358,076)	(38)
Interest expense of Consolidated Funds	(595,818)	(835,335)	239,517	29
Total other income, net	$394,177	$329,262	64,915	20

Net Realized and Unrealized Gains on Investments; Interest and Dividend Income. The activity for the year ended December 31, 2025 was primarily attributable to:
•Unrealized gains of $233.3 million from our strategic investments in a U.S. nuclear energy company
•Interest and dividend income primarily included: (i) dividend income from our strategic investment in a Brazilian alternative asset manager; (ii) income from our investments in CLOs and CLO-based investments; and (iii) $11.9 million of interest income earned from treasury-backed securities. These treasury-backed securities were sold and the proceeds from the sale were used to fund the GCP Acquisition
The activity for the year ended December 31, 2024 was primarily attributable to:
•Net unrealized gains primarily from our investment in APMF
•Interest and dividend income primarily included: (i) dividend income from our strategic investment in a Brazilian alternative asset manager; (ii) income from our investments in CLOs and CLO-based investments; and (iii) $11.5 million of interest income earned from aforementioned treasury-backed securities

Interest Expense. Interest expense increased for the year ended December 31, 2025 compared to the prior year due to higher collective interest expense associated with our term debt obligations and a higher average outstanding balance of our Credit Facility over the comparative period.

The activity for the year ended December 31, 2024 included $5.5 million of one-time interest expense related to a temporary bridge facility that was established in connection with the GCP Acquisition. The facility was not utilized and was terminated in the fourth quarter of 2024.

Other Income (Expense), Net. Other income (expense), net for the year ended December 31, 2025 consists of non-cash expense of $301.1 million from the revaluation of contingent consideration primarily from the GCP Acquisition. The purchase agreement for the GCP Acquisition contains contingent earnout arrangements that are dependent on achievement of revenue targets of certain digital infrastructure funds and fundraising targets of certain Japanese real estate funds. See “Note 9. Commitments and Contingencies” within our consolidated financial statements for a further description of the contingent earnout arrangements established in connection with acquisitions.

Income Tax Expense

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Income before taxes	$1,286,893	$1,275,352	$11,541	1%
Less: Income tax expense	198,535	164,617	(33,918)	(21)
Net income	$1,088,358	$1,110,735	(22,377)	(2)
The increase in income tax expense was primarily attributable to higher pre-tax income allocable to AMC and higher entity level taxes in foreign and local jurisdictions for the year ended December 31, 2025 compared to the prior year.
The allocation of taxable income is also sensitive to any changes in weighted average daily ownership as the income attributed to redeemable and non-controlling interests is generally passed through to partners and not subject to corporate income taxes. The following table summarizes weighted average daily ownership:

	Year ended December 31,
	2025	2024
AMC common stockholders	66.95%	63.61%
Non-controlling AOG unitholders	33.05	36.39
The change in ownership compared to the prior year was primarily driven by the issuances of shares of Class A common stock in connection with the GCP Acquisition, exchanges of AOG Units and vesting of restricted unit awards.
Redeemable and Non-Controlling Interests

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Net income	$1,088,358	$1,110,735	$(22,377)	(2)%
Less: Net income attributable to non-controlling interests in Consolidated Funds	253,904	295,772	(41,868)	(14)
Net income attributable to Ares Operating Group entities	834,454	814,963	19,491	2
Less: Net income attributable to redeemable interest in Ares Operating Group entities	1,349	103	1,246	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	305,743	351,118	(45,375)	(13)
Net income attributable to Ares Management Corporation	527,362	463,742	63,620	14
Less: Series B mandatory convertible preferred stock dividends declared	101,250	22,781	(78,469)	NM
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$426,112	$440,961	(14,849)	(3)

The change in net income attributable to non-controlling interests in AOG entities compared to the prior year was a result of the respective changes in income before taxes and weighted average daily ownership, as presented above.

Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Expenses of the Consolidated Funds	$(52,711)	$(20,879)	$(31,832)	(152)%
Net realized and unrealized gains on investments of Consolidated Funds	551,076	313,963	237,113	76
Interest and other income of Consolidated Funds	575,273	933,349	(358,076)	(38)
Interest expense of Consolidated Funds	(595,818)	(835,335)	239,517	29
Income before taxes	477,820	391,098	86,722	22
Less: Income tax expense of Consolidated Funds	6,128	7,074	946	13
Net income	471,692	384,024	87,668	23
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	178,773	68,200	110,573	162
Other income, net attributable to Ares Management Corporation eliminated upon consolidation	(39,015)	(20,052)	18,963	95
Net income attributable to non-controlling interests in Consolidated Funds	$253,904	$295,772	(41,868)	(14)
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

Segment Analysis
For segment reporting purposes, revenues and expenses are presented before giving effect to the results of our Consolidated Funds and the results attributable to non-controlling interests of joint ventures that we consolidate. As a result, segment revenues are different than those presented on a consolidated basis in accordance with GAAP. Revenues recognized from Consolidated Funds are eliminated in consolidation and those attributable to the non-controlling interests of joint ventures have been excluded by us. Furthermore, expenses and the effects of other income (expense) are different than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the results of Consolidated Funds and the non-controlling interests of joint ventures.
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

The following table sets forth FRE and RI by reportable segment and the OMG ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Fee Related Earnings:
Credit Group	$1,824,711	$1,568,157	$256,554	16%
Real Assets Group	464,660	212,106	252,554	119
Secondaries Group	208,406	126,172	82,234	65
Private Equity Group	58,320	60,546	(2,226)	(4)
Other	27,404	15,686	11,718	75
Operations Management Group	(808,201)	(620,930)	(187,271)	(30)
Fee Related Earnings	$1,775,300	$1,361,737	413,563	30
Realized Income:
Credit Group	$1,952,297	$1,688,110	$264,187	16%
Real Assets Group	442,054	218,210	223,844	103
Secondaries Group	203,300	101,036	102,264	101
Private Equity Group	39,539	52,501	(12,962)	(25)
Other	15,420	27,821	(12,401)	(45)
Operations Management Group	(804,302)	(620,558)	(183,744)	(30)
Realized Income	$1,848,308	$1,467,120	381,188	26

Income before provision for income taxes is the GAAP financial measure most comparable to RI. The following table presents the reconciliation of income before taxes as reported within the Consolidated Statements of Operations to RI and FRE of the reportable segments and the OMG ($ in thousands):

	Year ended December 31,
	2025	2024
Income before taxes	$1,286,893	$1,275,352
Adjustments:
Depreciation and amortization expense	241,925	157,341
Equity compensation expense	740,549	352,851
Acquisition-related compensation expense(1)	105,202	38,150
Acquisition, merger and transaction-related expense	65,363	57,360
Placement fee adjustment	(3,891)	5,715
Other (income) expense, net	303,200	(12,172)
Income before taxes of non-controlling interests in consolidated subsidiaries	(15,112)	(22,267)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(260,032)	(302,846)
Total performance income—unrealized	(762,534)	(109,533)
Total performance related compensation—unrealized	594,661	36,823
Total net investment income—unrealized	(447,916)	(9,654)
Realized Income	1,848,308	1,467,120
Total performance income—realized	(526,284)	(430,179)
Total performance related compensation—realized	357,273	281,301
Total net investment loss—realized	96,003	43,495
Fee Related Earnings	$1,775,300	$1,361,737

(1)Represents bonus payments, a portion of earnouts and other costs in connection with various acquisitions that are recorded as compensation expense and are presented within compensation and benefits within our Consolidated Statements of Operations.

For the specific components and calculations of these non-GAAP measures, as well as additional reconciliations to the most comparable measures in accordance with GAAP, see “Note 15. Segment Reporting” within our consolidated financial statements included in this Annual Report on Form 10-K. Discussed below are our results of operations for our reportable segments and the OMG.

Results of Operations by Segment

Credit Group—Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Fee Related Earnings
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Management fees	$2,529,312	$2,177,816	$351,496	16%
Fee related performance revenues	210,356	202,703	7,653	4
Other fees	52,895	41,819	11,076	26
Compensation and benefits	(788,989)	(692,309)	(96,680)	(14)
General, administrative and other expenses	(178,863)	(161,872)	(16,991)	(10)
Fee Related Earnings	$1,824,711	$1,568,157	256,554	16

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$2,529.3
$13.0
$98.1
$529.7
$1,888.5
$2,177.8
$3.5
$108.0
$462.4
$1,603.9
FY 2025
FY 2024

	FY 2025	FY 2024
Effective management fee rate	1.10%	1.09%
Part I Fees'contribution	0.23%	0.23%

Fees from funds in existence in both periods
Part I Fees
Fees from CLOs
Fees from funds launched during FY 2025
Fees from funds that no longer pay fees in FY 2025

The following table presents the components of and causes for changes in the Credit Group’s management fees for the year ended December 31, 2025 compared to the prior year ($ in millions):

Year-over-year Change
Publicly-traded funds and perpetual wealth vehicles:
Base management fees from ARCC, ASIF and CADC due to increases in the average size of their portfolios	$128.7
Part I Fees from ASIF, our open-ended European direct lending fund and CADC, driven by increases in net investment income from their growing portfolio of investments	67.3
Base management fees from our open-ended European direct lending fund due to the expiration of a fee waiver during the first quarter of 2025 and to an increase in the average size of its portfolio	36.4
Capital deployment in private funds:
Fees from Ares Senior Direct Lending Fund III, L.P. (“SDL III”), ASOF II, Pathfinder II, ACE VI and our open-ended core alternative credit fund	136.4
Distributions that reduced the fee base of ACE IV, ASOF I, Ares Senior Direct Lending Fund, L.P. (“SDL I”), ACE III and PCS I as the funds are past their investment periods	(50.7)
Cumulative effect of other changes	33.4
Total	$351.5

Fee Related Performance Revenues. The chart below presents fee related performance revenues, including the number of funds generating, for the Credit Group by strategy ($ in millions):
Fee related performance revenues increased for the year ended December 31, 2025 compared to the prior year, primarily due to higher incentive fees from: (i) a European direct lending fund that crystallized a deferred payment during the first quarter of 2025 due to the restructuring of its hold back provisions; (ii) the aforementioned European direct lending fund that crystallized higher fees in 2025 due to lower hold back amounts subsequent to the restructuring of its hold back provisions; and (iii) our open-ended core alternative credit fund, driven by increased IGAUM and improved fund performance. In addition, incentive fees from our closed-end sports, media and entertainment fund were recognized as fee related performance revenues in 2025 as this fund converted from having a finite term to a perpetual capital vehicle in 2025. Incentive fees generated from this closed-end sports, media and entertainment fund were presented within realized performance income in previous periods.

Separately, we recognized lower incentive fees of $30.6 million from three direct lending funds for the year ended December 31, 2025 compared to the prior year. These three funds are subject to three-year hold back provisions and had crystallized deferred payments in 2024.

Other Fees. The increase in other fees for the year ended December 31, 2025 compared to the prior year was primarily driven by higher administrative service fees of $8.2 million, which are earned from certain private funds that pay on invested capital. In addition, we earned higher capital markets transaction fees of $3.0 million associated with increased transaction volumes generated by AMCM during the current year.
Compensation and Benefits. The increase in compensation and benefits for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by higher: (i) incentive-based compensation; (ii) Part I Fee compensation of $36.8 million, corresponding to the increase in Part I Fees; and (iii) fee related performance compensation of $4.3 million, corresponding to the increase in fee related performance revenues. We reduced Part I Fee compensation by $20.1 million and $11.7 million for the years ended December 31, 2025 and 2024, respectively, to reclaim a portion of the supplemental distribution fees that we paid to distribution partners.

Full-time equivalent headcount increased by 5% to 705 investment and investment support professionals for the year-to-date period in 2025 from 672 professionals in 2024 to support our growing direct lending and alternative credit platforms.
General, Administrative and Other Expenses. The increase in general, administrative and other expenses was primarily due to costs incurred to support the distribution of shares in our perpetual wealth vehicles. Supplemental distribution fees increased by $17.9 million for the year ended December 31, 2025 compared to the prior year as we continue to develop our distribution relationships and expand our wealth product offerings.

In addition, occupancy costs and information technology costs collectively increased by $4.4 million for the year ended December 31, 2025 compared to the prior year. The increase in these expenses was primarily to support our growing headcount and the expansion of our business.
Conversely, marketing costs decreased by $5.5 million for the year ended December 31, 2025 compared to the prior year, largely attributable to fund formation costs for ACE VI that did not recur in 2025.

Realized Income

The following table presents the components of the Credit Group’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Fee Related Earnings	$1,824,711	$1,568,157	$256,554	16%
Performance income—realized	383,892	326,202	57,690	18
Performance related compensation—realized	(257,290)	(207,794)	(49,496)	(24)
Realized net performance income	126,602	118,408	8,194	7
Investment income—realized	14,321	21,159	(6,838)	(32)
Interest income	6,704	11,671	(4,967)	(43)
Interest expense	(20,041)	(31,285)	11,244	36
Realized net investment income	984	1,545	(561)	(36)
Realized Income	$1,952,297	$1,688,110	264,187	16

The Credit Group’s realized activities were principally composed of and caused by the following:

Year ended December 31, 2025	Year ended December 31, 2024
Realized net performance income
Carried interest:
•Tax distributions of $84.7 million primarily from ASOF II, ACE V, ACE IV and Pathfinder I
•Distributions of $12.8 million from two alternative credit funds, which are European-style waterfall funds that are past their investment periods and monetizing investments
Incentive fees:
•$13.1 million generated from five direct lending funds and three alternative credit funds with $4.1 billion of IGAUM generating returns in excess of their hurdle rates
•$4.6 million from an alternative credit fund that crystallized in connection with a loan repayment

Carried interest:
•Tax distributions of $74.7 million primarily from ACE IV, ACE V, PCS I, ASOF I and an alternative credit fund
Incentive fees:
•$31.3 million primarily generated from seven direct lending funds and five alternative credit funds with $5.1 billion of IGAUM generating returns in excess of their hurdle rates, and from a U.S. CLO that was driven by the reset of its capital structure and extension of its reinvestment period

Realized investment income and interest income
•Income of $11.0 million generated from our investments in 13 CLOs and CLO-based investments •Income of $3.1 million generated from our investment in an opportunistic credit fund	•Income of $13.5 million generated from our investments in 19 CLOs and CLO-based investments •Income of $6.6 million from our investment in a U.S. direct lending fund
Interest expense allocated to the Credit Group decreased for the year ended December 31, 2025 compared to the prior year as a significant portion of the current year’s interest expense was allocated based on capital used to finance the GCP Acquisition, which occurred within the Real Assets Group.

Credit Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of December 31,
	2025			2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
Pathfinder I	$216.3	$183.9	$32.4	$191.4	$165.7	$25.7
Pathfinder II	134.7	105.4	29.3	46.6	36.3	10.3
ASOF I	276.4	204.6	71.8	318.4	223.2	95.2
ASOF II	324.6	227.3	97.3	258.2	181.4	76.8
PCS I	150.5	88.9	61.6	130.1	76.9	53.2
PCS II	262.6	155.5	107.1	171.4	101.5	69.9
ACE IV	185.7	120.5	65.2	168.8	109.6	59.2
ACE V	347.6	218.9	128.7	286.6	180.9	105.7
ACE VI	190.3	119.7	70.6	71.1	44.8	26.3
Other Credit funds	246.0	149.1	96.9	285.4	170.7	114.7
Total Credit Group	$2,334.7	$1,573.8	$760.9	$1,928.0	$1,291.0	$637.0

The following table presents the change in accrued performance income for the Credit Group ($ in millions):

		As of December 31, 2024	Activity during the period			As of December 31, 2025
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
Pathfinder I	European	$191.4	$63.0	$(38.1)	$—	$216.3
Pathfinder II	European	46.6	88.1	—	—	134.7
ASOF I	European	318.4	(4.0)	(21.1)	(16.9)	276.4
ASOF II	European	258.2	174.7	(108.3)	—	324.6
PCS I	European	130.1	20.1	—	0.3	150.5
PCS II	European	171.4	89.7	—	1.5	262.6
ACE IV	European	168.8	36.5	(19.5)	(0.1)	185.7
ACE V	European	286.6	130.7	(69.5)	(0.2)	347.6
ACE VI	European	71.1	119.2	—	—	190.3
Other Credit funds	European	184.6	101.7	(60.8)	(5.2)	220.3
Other Credit funds	American	100.8	(63.6)	(3.8)	(7.7)	25.7
Total accrued carried interest		1,928.0	756.1	(321.1)	(28.3)	2,334.7
Other credit funds	Incentive	—	62.8	(62.8)	—	—
Total Credit Group		$1,928.0	$818.9	$(383.9)	$(28.3)	$2,334.7

The reduction in ASOF I accrued carried interest that is presented within other adjustments results from a partial transfer of our rights to receive the carried interest from this fund in exchange for a capital interest in a structured financing vehicle. As a result, the value associated with the transferred carried interest is now reflected as an investment in the structured financing vehicle.

Credit Group—Assets Under Management

The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2024	$46,895	$41,565	$14,964	$159,129	$74,560	$11,470	$275	$348,858
New par/equity commitments	7,697	3,829	5,611	13,487	5,350	544	—	36,518
New debt commitments	3,531	300	350	22,686	3,522	—	—	30,389
Capital reductions	(4,885)	(745)	(351)	(3,932)	(3,127)	(270)	—	(13,310)
Distributions	(469)	(1,962)	(2,041)	(5,750)	(4,990)	(785)	—	(15,997)
Redemptions	(1,720)	(123)	—	(1,748)	(104)	—	—	(3,695)
Net allocations among investment strategies	(3)	2,611	150	3	—	25	(204)	2,582
Change in fund value	2,015	2,585	1,158	5,735	9,451	573	4	21,521
Balance at 12/31/2025	$53,061	$48,060	$19,841	$189,610	$84,662	$11,557	$75	$406,866

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2023	$47,299	$33,886	$14,554	$123,073	$68,264	$11,920	$354	$299,350
Acquisitions	—	—	—	362	—	—	—	362
New par/equity commitments	2,995	4,222	1,653	19,408	10,234	689	142	39,343
New debt commitments	6,615	250	—	21,010	1,773	(380)	—	29,268
Capital reductions	(7,011)	(30)	(1,022)	(2,608)	55	70	—	(10,546)
Distributions	(403)	(1,854)	(1,088)	(6,183)	(6,134)	(1,202)	—	(16,864)
Redemptions	(3,390)	(150)	—	(1,572)	(140)	—	—	(5,252)
Net allocations among investment strategies	(18)	2,824	25	25	200	—	(228)	2,828
Change in fund value	808	2,417	842	5,614	308	373	7	10,369
Balance at 12/31/2024	$46,895	$41,565	$14,964	$159,129	$74,560	$11,470	$275	$348,858

(1) Amounts represent equity commitments to the platform that have not yet been allocated to an investment strategy.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $406.9	AUM: $348.8

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $18.2 billion and $14.4 billion of AUM of funds from which we indirectly earn management fees as of December 31, 2025 and 2024, respectively, and includes $2.0 billion of non-fee paying AUM from our general partner and employee commitments as of December 31, 2025 and 2024.

Credit Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2024	$44,629	$29,384	$7,899	$86,415	$35,786	$5,032	$209,145
Commitments	12,636	10	—	11,902	3,705	516	28,769
Deployment/increase in leverage	50	5,654	2,624	17,215	7,218	1,357	34,118
Capital reductions	(4,893)	—	—	(3,893)	(1,520)	(98)	(10,404)
Distributions	(472)	(2,476)	(702)	(10,542)	(3,166)	(1,397)	(18,755)
Redemptions	(1,699)	(123)	—	(1,330)	(183)	—	(3,335)
Net allocations among investment strategies	(3)	2,861	—	—	—	—	2,858
Change in fund value	1,498	(7)	—	2,543	3,108	(75)	7,067
Change in fee basis	212	—	—	—	147	(6)	353
Balance at 12/31/2025	$51,958	$35,303	$9,821	$102,310	$45,095	$5,329	$249,816

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2023	$46,140	$23,218	$8,490	$67,596	$34,246	$5,590	$185,280
Acquisitions	—	—	—	244	—	—	244
Commitments	7,897	—	—	11,088	300	41	19,326
Deployment/increase in leverage	114	4,024	573	17,482	6,326	960	29,479
Capital reductions	(6,859)	—	—	(2,929)	(2,133)	(51)	(11,972)
Distributions	(396)	(1,280)	(1,164)	(9,316)	(1,462)	(1,225)	(14,843)
Redemptions	(3,410)	(150)	—	(452)	(1,240)	—	(5,252)
Net allocations among investment strategies	(18)	3,471	—	—	—	—	3,453
Change in fund value	1,161	101	—	2,702	(1,537)	(283)	2,144
Change in fee basis	—	—	—	—	1,286	—	1,286
Balance at 12/31/2024	$44,629	$29,384	$7,899	$86,415	$35,786	$5,032	$209,145

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $249.8	FPAUM: $209.2

Invested capital	Market value(1)	Collateral balances (at par)	Capital commitments

(1)Includes $61.3 billion and $46.4 billion from funds that primarily invest in illiquid strategies as of December 31, 2025 and 2024, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of December 31, 2025

ARCC contributed approximately 31% of the Credit Group’s total management fees for the year ended December 31, 2025. In addition, the Credit Group’s other significant funds, which are presented in the tables below, collectively contributed approximately 42% of the Credit Group’s management fees for the year ended December 31, 2025.

    The following table presents the performance data for our significant perpetual funds in the Credit Group as of December 31, 2025 ($ in millions):

				Returns(%)
	Primary Investment Strategy	Year of Inception	AUM	Year-To-Date		Since Inception(1)
Fund				Gross	Net	Gross	Net
ARCC(2)	U.S. Direct Lending	2004	$35,901	N/A	10.3	N/A	12.0
CADC(3)	U.S. Direct Lending	2017	8,730	N/A	7.6	N/A	7.0
Open-ended core alternative credit fund(4)	Alternative Credit	2021	7,546	12.7	9.3	11.8	8.8
ASIF(3)	U.S. Direct Lending	2023	24,334	N/A	9.3	N/A	10.9
Open-ended European direct lending fund(5)	European Direct Lending	2024	6,410	N/A	7.4	N/A	9.6

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
(4)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. The fund is made up of a Main Class (“Class M”) and a Constrained Class (“Class C”). Class M includes investors electing to participate in all investments and Class C includes investors electing to be excluded from exposure to liquid investments. Returns presented in the table are for onshore Class M. The current quarter gross and net returns for Class M (offshore) are 2.9% and 2.3%, respectively. The year-to-date gross and net returns for Class M (offshore) are 12.5% and 9.2%, respectively. The since inception gross and net returns for Class M (offshore) are 11.8% and 8.4%, respectively. The current quarter gross and net returns for Class C (offshore) are 2.8% and 2.1%, respectively. The year-to-date gross and net returns for Class C (offshore) are 11.5% and 8.5%, respectively. The since inception gross and net returns for Class C (offshore) are 11.3% and 8.1%, respectively.
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

The following table presents the performance data of the Credit Group’s significant drawdown funds as of December 31, 2025 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
PCS II	U.S. Direct Lending	2020	$6,512	$5,114	$4,053	$1,426	$4,087	$5,513	1.4x	1.3x	13.0	9.2
ASOF II	Opportunistic Credit	2021	9,134	7,128	6,202	399	7,859	8,258	1.5x	1.3x	17.9	13.1
ACE VI Unlevered(7)	European Direct Lending	2022	24,675	7,439	3,299	216	3,404	3,620	1.1x	1.1x	12.3	8.8
ACE VI Levered(7)				9,667	3,679	286	3,928	4,214	1.2x	1.1x	18.6	13.2
SDL III Unlevered(8)	U.S. Direct Lending	2023	27,353	3,311	1,473	93	1,496	1,589	1.1x	1.1x	12.9	9.6
SDL III Levered				11,959	4,540	407	4,766	5,173	1.2x	1.1x	24.6	17.3
Pathfinder II	Alternative Credit	2023	7,233	6,612	3,576	155	3,947	4,102	1.2x	1.2x	22.2	15.3
Funds Harvesting Investments
ACE IV Unlevered(9)	European Direct Lending	2018	5,215	2,851	2,454	2,273	956	3,229	1.4x	1.3x	7.9	5.7
ACE IV Levered(9)				4,819	4,095	4,055	1,793	5,848	1.6x	1.4x	10.8	7.7
ACE V Unlevered(10)	European Direct Lending	2020	17,387	7,026	5,831	1,832	5,582	7,414	1.4x	1.3x	10.1	7.5
ACE V Levered(10)				6,376	5,304	2,364	5,130	7,494	1.5x	1.4x	14.1	10.3
SDL II Unlevered	U.S. Direct Lending	2021	16,275	1,989	1,700	494	1,606	2,100	1.3x	1.2x	11.2	8.9
SDL II Levered				6,047	4,924	2,051	4,564	6,615	1.5x	1.3x	17.5	13.3

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
(7)ACE VI is made up of six parallel funds, four denominated in Euros and two denominated in GBP: ACE VI (E) Unlevered, ACE VI (E) II Unlevered, ACE VI (G) Unlevered, ACE VI (E) Levered, ACE VI (E) II Levered, and ACE VI (G) Levered, and three feeder funds: ACE VI (D) Levered, ACE VI (Y) Unlevered and ACE VI (D) Rated Notes. ACE VI (E) II Levered includes ACE VI (D) Levered feeder fund and ACE VI (E) II Unlevered includes ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR and gross and net MoIC presented in the table are for ACE VI (E) Unlevered and ACE VI (E) Levered. Metrics for ACE VI (E) II Levered exclude the ACE VI (D) Levered feeder fund and metrics for ACE VI (E) II Unlevered exclude ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR for ACE VI (G) Unlevered are 14.3% and 10.1%, respectively. The gross and net MoIC for ACE VI (G) Unlevered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE VI (G) Levered are 22.4% and 13.3%, respectively. The gross and net MoIC for ACE VI (G) Levered are 1.2x and 1.2x, respectively. The gross and net IRR for ACE VI (E) II Unlevered are 12.1% and 8.5%, respectively. The gross and net MoIC for ACE VI (E) II Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (E) II Levered are 19.4% and 13.8%, respectively. The gross and net MoIC for ACE VI (E) II Levered are 1.2x and 1.2x, respectively. The gross and net IRR for ACE VI (D) Levered are 22.2% and 16.9%, respectively. The gross and net MoIC for ACE VI (D) Levered are 1.2x and 1.2x, respectively. The gross and net IRR for ACE VI (Y) Unlevered are 10.7% and 7.3%, respectively. The gross and net MoIC for ACE VI (Y) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (D) Rated Notes are 19.1% and 12.0%, respectively. The gross and net MoIC for ACE VI (D) Rated Notes are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE VI Unlevered and ACE VI Levered are for the combined levered and unlevered parallel funds and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.
(8)SDL III Unlevered includes investor commitments in three currencies: U.S. Dollars, GBP, and Yen. The gross and net IRR and MoIC presented in the table are for investors committed in U.S. Dollars. The gross and net IRR for investors committed in GBP are 13.8% and 10.3%, respectively. The gross and net MoIC for investors committed in GBP are 1.1x and 1.1x, respectively. The gross and net IRR for investors committed in Yen are 7.3% and 3.7%, respectively. The gross and net MoIC for investors committed in Yen are 1.1x and 1.0x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for SDL III Unlevered are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

(9)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in GBP: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered and one feeder fund: ACE IV (D) Levered. ACE IV (E) Levered includes the ACE IV (D) Levered feeder fund. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered exclude the U.S. Dollar denominated feeder fund. The gross and net IRR for ACE IV (G) Unlevered are 9.5% and 6.9%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE IV (G) Levered are 12.2% and 8.6%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.7x and 1.5x, respectively. The gross and net IRR for ACE IV (D) Levered are 12.2% and 8.9%, respectively. The gross and net MoIC for ACE IV (D) Levered are 1.7x and 1.5x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.
(10)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in GBP: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered, and two feeder funds: ACE V (D) Levered and ACE V (Y) Unlevered. ACE V (E) Levered includes the ACE V (D) Levered feeder fund and ACE V (E) Unlevered includes the ACE V (Y) Unlevered feeder fund. The gross and net IRR and gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Levered exclude the ACE V (D) Levered feeder fund and metrics for ACE V (E) Unlevered exclude the ACE V (Y) Unlevered feeder fund. The gross and net IRR for ACE V(G) Unlevered are 11.8% and 8.9%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.4x and 1.3x, respectively. The gross and net IRR for ACE V (G) Levered are 15.5% and 11.1%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE V (D) Levered are 14.6% and 10.9%, respectively. The gross and net MoIC for ACE V (D) Levered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE V (Y) Unlevered are 11.9% and 8.8%, respectively. The gross and net MoIC for ACE V (Y) Unlevered are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Real Assets Group—Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Fee Related Earnings
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Management fees	$678,355	$401,968	$276,387	69%
Fee related performance revenues	35,665	—	35,665	NM
Other fees	181,104	27,263	153,841	NM
Compensation and benefits	(315,616)	(160,357)	(155,259)	(97)
General, administrative and other expenses	(114,848)	(56,768)	(58,080)	(102)
Fee Related Earnings	$464,660	$212,106	252,554	119

Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

$678.4
$3.9
$9.6
$19.2
$22.0
$199.1
$424.6
$402.0
$0.9
$7.8
$2.1
$391.2
FY 2025
FY 2024
Effective management fee rate
0.89%
0.94%
Fees from funds in existence in both periods
Fees from GCP Acquisition
Fees from WSM Acquisition
Fees from funds launched during FY 2025
Catch-up fees
Part I Fees
Fees from funds that no longer pay fees in FY 2025

The following table presents the components of and causes for changes in the Real Assets Group’s management fees for the year ended December 31, 2025 compared to the prior year ($ in millions):

Year-over-year Change
Fees from acquisitions:
Fees from the GCP Acquisition effective March 1, 2025, excluding catch-up fees	$199.1
Fees from the WSM Acquisition effective December 1, 2024	20.2
Catch-up fees generated from U.S. Logistics Partners V, L.P.	3.7
Perpetual wealth vehicles:
Base management fees from our open-ended core infrastructure fund, our diversified non-traded REIT and our U.S. open-ended industrial real estate fund, driven by additional capital raised	27.3
Part I Fees from our open-ended core infrastructure fund which started generating Part I Fees in the third quarter of 2025, driven by an increase in net investment income from its growing portfolio of investments	3.9
Capital commitments:
Fees from our 11th U.S. value-add real estate equity fund, fourth European value-add real estate equity fund, our sixth infrastructure debt fund and ACIP II, excluding catch-up fees	27.8
Catch-up fees from our fourth European value-add real estate equity fund, ACIP II and our 11th U.S. value-add real estate equity fund	3.1
Catch-up fees from Ares U.S. Real Estate Opportunity Fund IV, L.P. (“AREOF IV”), which had its final close in the third quarter of 2024	(6.5)
Distributions that reduced the fee base of EIF V, Infrastructure Debt Fund IV, L.P. and U.S. Power Fund IV, L.P. as the funds are past their investment periods	(8.9)
Cumulative effect of other changes	6.7
Total	$276.4

The decrease in effective management fee rate for the year ended December 31, 2025 compared to the prior year was primarily driven by lower effective management fee rates from funds that we manage as a result of the GCP Acquisition and the impact of the fees received from these funds. Certain of these funds pay management fees based on net operating income and we present the associated effective management fee rates as a percentage of fund assets, which may result in greater variability in the Real Assets Group’s effective management fee rate. In addition, due to the vertically integrated focus of the acquired platform following the GCP Acquisition, we expect the size and composition of other fees earned from certain funds will increase relative to management fees.
Fee Related Performance Revenues. Fee related performance revenues for the year ended December 31, 2025 were primarily attributable to incentive fees earned from: (i) our U.S. open-ended industrial real estate fund that crystallizes incentive fees by investor based on performance over three-year measurement periods; and (ii) our diversified non-traded REIT, driven by strong fund performance.
Other Fees. The increase in other fees for the year ended December 31, 2025 compared to the prior year was driven by incremental fees of $143.1 million following the completion of the GCP Acquisition. The GCP Acquisition enhances our vertically integrated capabilities, which enables us to earn various forms of property-related fees. For the year ended December 31, 2025, these incremental fees largely represented development, property management and leasing fees.
Excluding the aforementioned impact of the GCP Acquisition, other fees increased by $10.3 million, or 37.8%, for the year ended December 31, 2025 compared to the prior year, primarily due to higher property management fees earned as we internalized certain property management services. We expect property management fees to increase in future periods as we expand these services across more properties and retain the fees for services that were previously outsourced to third-parties.

Compensation and Benefits. The GCP Acquisition added 524 professionals to our headcount as of December 31, 2025, which represents 464 full-time equivalents for the year-to-date period. Headcount growth attributable to the GCP Acquisition contributed $113.3 million in employment related costs for the year ended December 31, 2025, largely reflecting salary expense and incentive-based compensation.
Compensation and benefits, excluding the aforementioned impact from the GCP Acquisition, increased by $42.5 million, or 26%, for the year ended December 31, 2025 compared to the prior year. The increase in compensation and benefits over the comparative period was driven by: (i) higher fee related performance compensation of $20.2 million, corresponding to the aforementioned increase in fee related performance revenues; and (ii) higher incentive-based compensation.
Full-time equivalent headcount increased by 127% to 886 investment and investment support professionals for the year-to-date period in 2025 from 391 professionals for the same period in 2024, including the impact of the GCP Acquisition previously discussed.

General, Administrative and Other Expenses. The GCP Acquisition contributed $44.6 million in general, administrative and other expenses for the year ended December 31, 2025. We expect operating expenses to fluctuate during an integration period as we continue to seek to generate cost savings and to execute on synergy opportunities.
General, administrative and other expenses, excluding the aforementioned impact from the GCP Acquisition, increased by $13.6 million, or 24%, for the year ended December 31, 2025 compared to the prior year. The increase was primarily driven by supplemental distribution fees, which increased by $9.3 million for the year ended December 31, 2025 compared to the prior year, as we expanded our wealth product offerings with our open-ended core infrastructure fund.
In addition, occupancy costs and information technology costs collectively increased by $2.9 million for the year ended December 31, 2025 compared to the prior year to support our growing headcount and the expansion of our business.
Realized Income

The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Fee Related Earnings	$464,660	$212,106	$252,554	119%
Performance income—realized	99,813	60,317	39,496	65
Performance related compensation—realized	(67,883)	(37,283)	(30,600)	(82)
Realized net performance income	31,930	23,034	8,896	39
Investment income—realized	31,356	5,184	26,172	NM
Interest income	6,895	7,649	(754)	(10)
Interest expense	(92,787)	(29,763)	(63,024)	(212)
Realized net investment loss	(54,536)	(16,930)	(37,606)	(222)
Realized Income	$442,054	$218,210	223,844	103

The Real Assets Group’s realized activities were principally composed of and caused by the following:

Year ended December 31, 2025	Year ended December 31, 2024
Realized net performance income
Carried interest:
•Tax distributions of $12.6 million from EIF V
•Distributions of $15.3 million from U.S. Real Estate Fund IX, L.P. (“US IX”), U.S. Real Estate Fund VIII, L.P. (“US VIII”) and a U.S. real estate equity fund, which are all European-style waterfall funds that are past their investment periods and monetizing investments
•Distributions of $2.1 million from the sale of an ACIP I co-investment vehicle’s investment in a renewable energy company

Carried interest:
•Distributions of $8.8 million from US VIII and a U.S. real estate equity fund, which are both European-style waterfall funds that are past their investment periods and monetizing investments
•Distributions of $3.1 million from the partial sale of an ACIP I co-investment vehicle’s investment in a renewable energy company
Incentive fees:
•$8.7 million generated from a U.S. industrial real estate equity fund that is based upon a three-year measurement period
•$2.1 million generated from a U.S. open-ended industrial real estate fund that varies based upon a three-year measurement period calculated for each fund investor

Realized investment income and interest income
•Income of $20.1 million from our APAC real estate equity and real estate debt funds •Income of $3.5 million from US VIII, which is past its investment period and monetizing investments
•Income of $15.6 million primarily from our real estate debt and infrastructure debt funds
•Interest earned from loans that we made within our real estate debt strategy
•Income of $1.2 million from the sale of an infrastructure opportunities fund’s investment in a wind energy company
•Realized loss of $12.4 million associated with a guarantee of a credit facility provided in connection with a historical acquisition

Interest expense increased over the comparative period primarily due to financing costs incurred in connection with the GCP Acquisition. Interest expense is allocated among our segments primarily based on the cost basis of our balance sheet investments and the cost of acquisitions. The financing costs to complete the GCP Acquisition resulted in a greater allocation of interest expense to the Real Assets Group in the current year.

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of December 31,
	2025			2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US IX	$85.0	$52.7	$32.3	$99.8	$61.9	$37.9
EIF V	93.6	70.0	23.6	121.3	90.7	30.6
IDF V	172.5	106.9	65.6	113.7	69.3	44.4
ACIP I	84.8	58.2	26.6	97.7	66.8	30.9
Other Real Assets funds	151.1	104.6	46.5	135.8	85.7	50.1
Total Real Assets Group	$587.0	$392.4	$194.6	$568.3	$374.4	$193.9

The following table presents the change in accrued performance income for the Real Assets Group ($ in millions):

		As of December 31, 2024	Activity during the period			As of December 31, 2025
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US IX	European	$99.8	$11.5	$(26.3)	$—	$85.0
EIF V	European	121.3	22.1	(49.8)	—	93.6
IDF V	European	113.7	42.0	—	16.8	172.5
ACIP I	European	97.7	(7.6)	(5.3)	—	84.8
Other Real Assets funds	European	97.2	34.9	(17.9)	0.9	115.1
Other Real Assets funds	American	38.6	(2.6)	—	—	36.0
Total accrued carried interest		568.3	100.3	(99.3)	17.7	587.0
Other Real Assets funds	Incentive	—	0.5	(0.5)	—	—
Total Real Assets Group		$568.3	$100.8	$(99.8)	$17.7	$587.0

Real Assets Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2024	$58,246	$17,052	$75,298
Acquisitions	43,273	2,008	45,281
New par/equity commitments	7,799	6,517	14,316
New debt commitments	8,597	1,014	9,611
Capital reductions	(3,014)	(261)	(3,275)
Distributions	(3,975)	(2,407)	(6,382)
Redemptions	(786)	(378)	(1,164)
Net allocations among investment strategies	(411)	683	272
Change in fund value	4,016	1,115	5,131
Balance at 12/31/2025	$113,745	$25,343	$139,088

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2023	$49,715	$15,698	$65,413
Acquisitions	2,488	—	2,488
New par/equity commitments	5,729	1,638	7,367
New debt commitments	4,049	—	4,049
Capital reductions	(1,086)	—	(1,086)
Distributions	(1,806)	(1,669)	(3,475)
Redemptions	(1,093)	—	(1,093)
Net allocations among investment strategies	—	20	20
Change in fund value	250	1,365	1,615
Balance at 12/31/2024	$58,246	$17,052	$75,298

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $139.1	AUM: $75.3

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.4 billion and $1.0 billion of non-fee paying AUM from our general partner and employee commitments as of December 31, 2025 and 2024, respectively.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2024	$32,896	$11,192	$44,088
Acquisitions	30,178	289	30,467
Commitments	5,662	2,342	8,004
Deployment/increase in leverage	3,824	2,703	6,527
Capital reductions	(1,190)	—	(1,190)
Distributions	(3,067)	(3,787)	(6,854)
Redemptions	(786)	(378)	(1,164)
Net allocations among investment strategies	(411)	658	247
Change in fund value	3,187	(376)	2,811
Change in fee basis	770	359	1,129
Balance at 12/31/2025	$71,063	$13,002	$84,065

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2023	$30,310	$11,028	$41,338
Acquisitions	1,554	—	1,554
Commitments	3,214	226	3,440
Deployment/increase in leverage	2,105	1,075	3,180
Capital reductions	(12)	—	(12)
Distributions	(1,363)	(794)	(2,157)
Redemptions	(1,093)	—	(1,093)
Net allocations among investment strategies	—	20	20
Change in fund value	(99)	(57)	(156)
Change in fee basis	(1,720)	(306)	(2,026)
Balance at 12/31/2024	$32,896	$11,192	$44,088
The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $84.1	FPAUM: $44.1

Invested capital	GAV	Market value(1)	Capital commitments

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Real Assets Group—Fund Performance Metrics as of December 31, 2025

The significant funds presented in the tables below collectively contributed approximately 34% of the Real Assets Group’s management fees for the year ended December 31, 2025.

The following table presents the performance data for our significant perpetual funds in the Real Assets Group as of December 31, 2025 ($ in millions):

				Returns(%)
	Primary Investment Strategy	Year of Inception	AUM	Year-To-Date		Since Inception(1)
Fund				Gross	Net	Gross	Net
Diversified non-traded REIT(2)	Real Estate	2012	$7,417	N/A	11.6	N/A	6.5
J-REIT(3)	Real Estate	2012	7,547	N/A	N/A	N/A	13.3
Industrial non-traded REIT(4)	Real Estate	2017	7,648	N/A	8.3	N/A	8.5
U.S. open-ended industrial real estate fund(5)	Real Estate	2017	5,983	7.7	6.5	16.3	13.3
Japanese open-ended industrial real estate fund	Real Estate	2020	3,915	10.1	9.4	13.1	11.8

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
(3)Performance is measured by total return, which includes income and appreciation and reinvestment of all distributions for the respective time period. Actual individual stockholder returns will vary. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at NAV on the semi-annual period-end date. NAVs are calculated semi-annually in February and August, and therefore, only the since inception return is presented. The inception date used in the calculation of the since inception return is the date in which the fund’s investment units began to be listed on the Tokyo Stock Exchange. The since inception return is calculated based on the most recent NAV date. Additional information related to J-REIT can be found in its materials posted to its website, which are not part of this report.
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

The following table presents the performance data of the Real Assets Group’s significant drawdown fund as of December 31, 2025 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
Europe Logistics Income Partners II SCSp (“EIP II”)(7)	Real Estate	2020	$4,144	$1,839	$1,790	$346	$1,639	$1,985	1.2x	1.1x	2.8	2.4

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

Secondaries Group—Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Fee Related Earnings

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Management fees	$276,292	$197,287	$79,005	40%
Fee related performance revenues	55,288	28,834	26,454	92
Other fees	6,580	222	6,358	NM
Compensation and benefits	(91,834)	(66,290)	(25,544)	(39)
General, administrative and other expenses	(37,920)	(33,881)	(4,039)	(12)
Fee Related Earnings	$208,406	$126,172	82,234	65

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):
The following table presents the components of and causes for changes in the Secondaries Group’s management fees for the year ended December 31, 2025 compared to the prior year ($ in millions):

Year-over-year Change
Capital commitments:
Catch-up fees generated from ASIS III and related vehicles	$24.2
Base management fees from ASIS III	18.1
Perpetual wealth vehicles:
Fees from APMF, driven by additional capital raised	29.3
Management fees from Ares Credit Secondaries Fund, L.P. (“ACS”), driven by capital deployment	5.1
Cumulative effect of other changes	2.3
Total	$79.0

The increase in effective management fee rate for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to additional capital raised by APMF that has a fee rate of 1.40%.

Fee Related Performance Revenues. The increase in fee related performance revenues for the year ended December 31, 2025 compared to the year ended December 31, 2024 was attributable to higher incentive fees earned from APMF, driven by increased IGAUM and higher investment returns over the comparative period.

Other Fees. The increase in other fees for the year ended December 31, 2025 compared to the prior year was primarily attributable to capital markets transaction fees associated with underwriting services provided by AMCM on capital markets transactions.
Compensation and Benefits. The increase in compensation and benefits for the year ended December 31, 2025 compared to the year ended December 31, 2024 was driven by: (i) higher fee related performance compensation of $14.5 million, corresponding to the increase in fee related performance revenues; and (ii) higher incentive-based compensation. We reduced fee related performance compensation by $11.1 million and $9.5 million for the years ended December 31, 2025 and 2024, respectively, to reclaim a portion of the supplemental distribution fees paid to distribution partners.

Full-time equivalent headcount increased by 4% to 116 investment and investment support professionals for the year-to-date period in 2025 from 112 professionals in 2024.

General, Administrative and Other Expenses. The increase in general, administrative and other expenses was primarily due to higher supplemental distribution fees of $4.7 million to support distribution of APMF shares.

Realized Income

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Fee Related Earnings	$208,406	$126,172	$82,234	65%
Performance income—realized	177	361	(184)	(51)
Performance related compensation—realized	(106)	110	(216)	NM
Realized net performance income	71	471	(400)	(85)
Investment income—realized	1,645	2,565	(920)	(36)
Interest income	1,176	972	204	21
Interest expense	(7,998)	(29,144)	21,146	73
Realized net investment loss	(5,177)	(25,607)	20,430	80
Realized Income	$203,300	$101,036	102,264	101

Realized net investment loss for the years ended December 31, 2025 and 2024 largely represents allocated interest expense exceeding investment income during these periods.

Interest expense allocated to the Secondaries Group decreased for the year ended December 31, 2025 compared to the prior year as a significant portion of the current year’s interest expense was allocated based on capital used to finance the GCP Acquisition, which occurred within the Real Assets Group. Prior to the GCP Acquisition, capital used to finance the acquisition of Landmark Partners, LLC resulted in greater interest expense allocated to the Secondaries Group in prior periods.

Secondaries Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondaries Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of December 31,
	2025			2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$1.5	$1.5	$—	$144.1	$123.3	$20.8
LREF VIII	74.0	62.8	11.2	81.3	68.9	12.4
Other Secondaries funds	106.2	80.5	25.7	38.4	28.8	9.6
Total Secondaries Group	$181.7	$144.8	$36.9	$263.8	$221.0	$42.8

The following table presents the change in accrued performance income for the Secondaries Group ($ in millions):

		As of December 31, 2024	Activity during the period			As of December 31, 2025
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
LEP XVI	European	$144.1	$(11.4)	$—	$(131.2)	$1.5
LREF VIII	European	81.3	(7.3)	—	—	74.0
Other Secondaries funds	European	38.4	67.7	—	0.1	106.2
Total accrued carried interest		263.8	49.0	—	(131.1)	181.7
Other Secondaries funds	Incentive	—	0.2	(0.2)	—	—
Total Secondaries Group		$263.8	$49.2	$(0.2)	$(131.1)	$181.7

The reduction in LEP XVI accrued carried interest that is presented within other adjustments results from the transfer of our rights to receive the carried interest from this fund in exchange for a capital interest in a structured financing vehicle. As a result, the value associated with the net carried interest that was transferred is now reflected as an investment in the structured financing vehicle.

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2024	$15,805	$7,779	$3,691	$1,878	$29,153
New par/equity commitments	5,127	432	3,322	2,974	11,855
New debt commitments	1,083	—	—	—	1,083
Capital reductions	(32)	(192)	—	(56)	(280)
Distributions	(532)	(178)	(214)	(39)	(963)
Redemptions	(154)	—	—	—	(154)
Net allocations among investment strategies	10	25	—	38	73
Change in fund value	797	330	176	86	1,389
Balance at 12/31/2025	$22,104	$8,196	$6,975	$4,881	$42,156

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2023	$13,174	$7,826	$2,380	$1,380	$24,760
New par/equity commitments	2,489	279	1,192	493	4,453
New debt commitments	625	—	—	—	625
Distributions	(504)	(215)	(146)	(15)	(880)
Net allocations among investment strategies	15	—	—	10	25
Change in fund value	6	(111)	265	10	170
Balance at 12/31/2024	$15,805	$7,779	$3,691	$1,878	$29,153

The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $42.1	AUM: $29.2

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.6 billion and $0.5 billion of non-fee paying AUM from our general partner and employee commitments as of December 31, 2025 and 2024, respectively.

Secondaries Group—Fee Paying AUM

The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2024	$12,788	$6,441	$2,582	$590	$22,401
Commitments	3,583	194	2,428	—	6,205
Deployment/increase in leverage	237	104	19	772	1,132
Distributions	(92)	(183)	(73)	—	(348)
Redemptions	(154)	—	—	—	(154)
Net allocations among investment strategies	10	25	—	38	73
Change in fund value	228	140	25	(91)	302
Change in fee basis	(8)	—	(122)	—	(130)
Balance at 12/31/2025	$16,592	$6,721	$4,859	$1,309	$29,481

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2023	$11,204	$5,978	$1,763	$95	$19,040
Commitments	1,783	160	850	—	2,793
Deployment/increase in leverage	125	231	6	33	395
Distributions	(146)	(188)	(132)	(39)	(505)
Change in fund value	(131)	19	95	58	41
Change in fee basis	(47)	241	—	443	637
Balance at 12/31/2024	$12,788	$6,441	$2,582	$590	$22,401

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $29.5	FPAUM: $22.4

Reported value(1)	Capital commitments	Invested capital

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondaries Group—Fund Performance Metrics as of December 31, 2025

The significant funds presented in the tables below collectively contributed approximately 35% of the Secondaries Group’s management fees for the year ended December 31, 2025.
The following table presents the performance data for our significant perpetual fund in the Secondaries Group as of December 31, 2025 ($ in millions):

				Returns(%)
	Primary Investment Strategy	Year of Inception	AUM	Year-To-Date		Since Inception(1)
Fund				Gross	Net	Gross	Net
APMF(2)	Private Equity Secondaries	2022	$5,008	N/A	13.4	N/A	14.2

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

The following table presents the performance data of the significant drawdown fund in the Secondaries Group as of December 31, 2025 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
LEP XVI(7)	Private Equity Secondaries	2016	$4,146	$4,896	$4,318	$2,079	$3,264	$5,343	1.4x	1.2x	14.2	8.6

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

Private Equity Group—Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Fee Related Earnings
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Management fees	$139,172	$137,130	$2,042	1%
Other fees	1,824	1,695	129	8
Compensation and benefits	(60,701)	(56,830)	(3,871)	(7)
General, administrative and other expenses	(21,975)	(21,449)	(526)	(2)
Fee Related Earnings	$58,320	$60,546	(2,226)	(4)

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):

$139.2
$1.7
$4.2
$7.3
$126.0
$137.1
$7.6
$129.5
FY 2025
FY 2024
Effective management fee rate
1.14%
1.10%
Fees from funds in existence in both periods
Fees from funds that started paying fees in FY 2025
Fees from acquired APAC private equity funds
Catch-up fees
Fees from funds that no longer pay fees in FY 2025

The following table presents the components of and causes for changes in the Private Equity Group’s management fees for the year ended December 31, 2025 compared to the prior year ($ in millions):

Year-over-year Change
Fees from Ares Corporate Opportunities Fund VII, L.P. (“ACOF VII”), which started generating fees in the fourth quarter of 2025	$7.3
Fees from acquired APAC private equity funds effective August 2025	4.2
Catch-up fees from Ares Asia Private Equity Fund III, L.P. (“AAPE III”)	1.7
Corporate private equity extended value fund that stopped paying fees at the end of the fourth quarter of 2024	(6.7)
Distributions that reduced the fee base of ACOF V as the fund is past its investment period	(2.2)
Cumulative effect of other changes	(2.3)
Total	$2.0

We expect a decrease in management fees from ACOF VI of approximately $40.0 million in 2026 due to the step down in fee rate and change in fee base beginning in the first quarter of 2026 following the commencement of fees for ACOF VII.

The increase in effective management fee rate for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by a corporate private equity extended value fund, that stopped paying fees at the end of the fourth quarter of 2024 and had a lower effective management fee rate than the average effective management fee rate of funds within the Private Equity Group.

Compensation and Benefits. The increase in compensation and benefits for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to higher incentive-based compensation. Full-time equivalent headcount increased by 6% to 109 investment and investment support professionals for the year-to-date period in 2025 from 103 professionals in 2024.
Realized Income

The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Fee Related Earnings	$58,320	$60,546	$(2,226)	(4)%
Performance income—realized	42,402	43,299	(897)	(2)
Performance related compensation—realized	(31,994)	(36,334)	4,340	12
Realized net performance income	10,408	6,965	3,443	49
Investment income (loss)—realized	(15,659)	1,926	(17,585)	NM
Interest income	2,025	1,970	55	3
Interest expense	(15,555)	(18,906)	3,351	18
Realized net investment loss	(29,189)	(15,010)	(14,179)	(94)
Realized Income	$39,539	$52,501	(12,962)	(25)

The Private Equity Group’s realized activities were principally composed of and caused by the following:

Year ended December 31, 2025	Year ended December 31, 2024
Realized net performance income
Carried interest: •Distributions from partial sales of ACOF VI’s investment in Frontier Communications Parent, Inc. (“FYBR”) and ACOF IV’s investments in various energy companies	Carried interest: •Distributions from partial sales of ACOF IV’s investments in various energy companies and ACOF VI’s investment in FYBR
Realized investment income (loss) and interest income
•Realized investment losses of $10.8 million in connection with liquidating an APAC private equity fund	•Income from our corporate private equity funds
Interest expense allocated to the Private Equity Group decreased for the year ended December 31, 2025 compared to the prior year as a significant portion of the current year’s interest expense was allocated based on capital used to finance the GCP Acquisition, which occurred within the Real Assets Group.

Private Equity Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in millions):

	As of December 31,
	2025			2024
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF IV	$142.8	$114.4	$28.4	$166.8	$133.6	$33.2
ACOF VI	594.3	584.1	10.2	523.1	442.8	80.3
Other Private Equity funds	11.1	8.9	2.2	20.9	14.8	6.1
Total Private Equity Group	$748.2	$707.4	$40.8	$710.8	$591.2	$119.6
The following table presents the change in accrued carried interest for the Private Equity Group ($ in millions):

		As of December 31, 2024	Activity during the period			As of December 31, 2025
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Other Adjustments	Accrued Carried Interest
ACOF IV	American	$166.8	$(4.8)	$(19.2)	$—	$142.8
ACOF VI	American	523.1	191.5	(23.2)	(97.1)	594.3
Other Private Equity funds	European	13.1	(12.2)	—	—	0.9
Other Private Equity funds	American	7.8	2.4	—	—	10.2
Total Private Equity Group		$710.8	$176.9	$(42.4)	$(97.1)	$748.2

The reduction in ACOF VI accrued carried interest that is presented within other adjustments results from the transfer of our rights to receive the carried interest from this fund in exchange for capital interests in certain structured financing vehicles. As a result, the value associated with the transferred carried interest is now reflected as investments in these structured financing vehicles.

Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Other	Total Private Equity Group
Balance at 12/31/2024	$21,064	$2,977	$—	$24,041
Acquisitions	—	856	—	856
New par/equity commitments	2,191	91	—	2,282
Capital reductions	(55)	—	—	(55)
Distributions	(1,878)	(153)	—	(2,031)
Change in fund value	553	(358)	—	195
Balance at 12/31/2025	$21,875	$3,413	$—	$25,288

	Corporate Private Equity	APAC Private Equity	Other(1)	Total Private Equity Group
Balance at 12/31/2023	$20,998	$3,414	$139	$24,551
New par/equity commitments	458	3	58	519
Capital reductions	(4)	—	—	(4)
Distributions	(685)	(19)	—	(704)
Redemptions	—	(2)	—	(2)
Net allocations among investment strategies	150	—	(197)	(47)
Change in fund value	147	(419)	—	(272)
Balance at 12/31/2024	$21,064	$2,977	$—	$24,041

(1) Amounts represent equity commitments to the platform that have not yet been allocated to an investment strategy.

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $25.3	AUM: $24.0

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.1 billion and $1.2 billion of non-fee paying AUM from our general partner and employee commitments as of December 31, 2025 and 2024, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2024	$9,860	$1,567	$11,427
Acquisitions	—	1,118	1,118
Commitments	516	48	564
Deployment/increase in leverage	52	13	65
Capital reductions	(11)	—	(11)
Distributions	(916)	—	(916)
Change in fund value	(81)	(203)	(284)
Change in fee basis	2,786	(312)	2,474
Balance at 12/31/2025	$12,206	$2,231	$14,437

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2023	$11,459	$1,665	$13,124
Deployment/increase in leverage	28	19	47
Distributions	(54)	—	(54)
Redemptions	—	(2)	(2)
Change in fund value	(21)	—	(21)
Change in fee basis	(1,552)	(115)	(1,667)
Balance at 12/31/2024	$9,860	$1,567	$11,427

The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $14.4	FPAUM: $11.4

Capital commitments	Invested capital

Private Equity Group—Fund Performance Metrics as of December 31, 2025

The significant funds presented in the table below collectively contributed approximately 69% of the Private Equity Group’s management fees for the year ended December 31, 2025.

The following table presents the performance data of the Private Equity Group’s significant drawdown funds as of December 31, 2025 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Deploying Capital
ACOF VI	Corporate Private Equity	2020	$8,852	$5,743	$5,966	$2,224	$8,417	$10,641	1.7x	1.5x	21.3	16.0
Fund Harvesting Investments
ACOF V	Corporate Private Equity	2017	6,332	7,850	7,611	4,499	5,891	10,390	1.4x	1.2x	6.2	4.4

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
(4)The net MoIC is calculated at the fund-level. The net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees, carried interest, as applicable, and other expenses. The net MoICs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net MoIC would be 1.2x for ACOF V and 1.4x for ACOF VI. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
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
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 4.5% for ACOF V and 15.5% for ACOF VI.

Operations Management Group—Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Fee Related Earnings

The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Other fees	$27,604	$20,357	$7,247	36%
Compensation and benefits	(534,113)	(421,268)	(112,845)	(27)
General, administrative and other expenses	(301,692)	(220,019)	(81,673)	(37)
Fee Related Earnings	$(808,201)	$(620,930)	(187,271)	(30)

Other Fees. The increase in other fees for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to higher facilitation fees from the 1031 exchange program associated with our non-traded REITs, as well as higher capital markets transaction fees associated with underwriting services provided by AMCM on capital markets transactions.

Compensation and Benefits. The GCP Acquisition added 278 business operations professionals to our headcount as of December 31, 2025, which represents 225 full-time equivalents for the year-to-date period. Headcount growth attributable to the GCP Acquisition contributed $43.3 million in employment related costs for the year ended December 31, 2025, largely reflecting salary expense and incentive-based compensation.

Compensation and benefits, excluding the aforementioned impact from the GCP Acquisition, increased by $69.5 million, or 16%, for the year ended December 31, 2025 compared to the prior year. The increase in compensation and benefits was driven by: (i) the increase in headcount to expand our capabilities and support the growth of our business and other strategic initiatives; and (ii) higher incentive-based compensation. In future periods, we expect compensation and benefits to increase as we transfer investment professionals from our operating segments to build our Capital Solutions Group within OMG.

Full-time equivalent headcount increased by 27% to 2,112 professionals for the year-to-date period in 2025 from 1,660 professionals in 2024, including the impact from the GCP Acquisition previously discussed.

General, Administrative and Other Expenses. The GCP Acquisition contributed $40.7 million in general, administrative and other expenses for the year ended December 31, 2025 and primarily included certain non-recurring integration costs of $18.2 million. We expect operating expenses to fluctuate during an integration period as we continue to seek to generate cost savings and to execute on synergy opportunities.

General, administrative and other expenses, excluding the aforementioned impact from the GCP Acquisition, increased by $41.0 million or 19% for the year ended December 31, 2025 compared to the prior year. The increase in general, administrative and other expenses was driven by occupancy costs and information technology costs, which collectively increased by $16.8 million, over the comparative period. The increase in these expenses were primarily to support our growing headcount and the expansion of our business, with occupancy costs also being impacted by the expansion of our New York headquarters.

Realized Income

The following table presents the components of the OMG’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Fee Related Earnings	$(808,201)	$(620,930)	$(187,271)	(30)%
Investment income (loss)—realized	1,355	(650)	2,005	NM
Interest income	2,907	1,723	1,184	69
Interest expense	(363)	(701)	338	48
Realized net investment income	3,899	372	3,527	NM
Realized Income	$(804,302)	$(620,558)	(183,744)	(30)

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that we are well-positioned and our liquidity will continue to be sufficient for our foreseeable working capital needs, contractual obligations, dividend payments and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are: (i) cash on hand; (ii) net working capital; (iii) cash from operations, including management fees, other fees, fee related performance revenues and net realized performance income; (iv) fund distributions related to our investments that are unpredictable as to amount and timing; and (v) net borrowings from the Credit Facility. As of December 31, 2025, our cash and cash equivalents were $488.9 million and we have $460.0 million available under our Credit Facility. Our ability to draw from the Credit Facility is subject to leverage and other covenants. We remain in compliance with all covenants as of December 31, 2025. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown in deployment, declines in valuations or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Transfers of our financial interests, such as capital interests and rights to performance income earned by us from funds that we manage, to structured financing vehicles that we manage, may reduce or delay our cash flows and liquidity associated with these financial interests. Declines or delays in transaction activity may also impact our fund distributions and net realized performance income, which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
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
Our consolidated financial statements reflect the cash flows of our operating businesses as well as those of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on the amounts reported within our consolidated statements of cash flows. The primary cash flow activities of our Consolidated Funds include: (i) raising capital from third-party investors, which is reflected as non-controlling interests of our Consolidated Funds; (ii) financing certain investments by issuing debt; (iii) purchasing and selling investment securities; (iv) generating cash through the realization of certain investments; (v) collecting interest and dividend income; and (vi) distributing cash to investors. Our Consolidated Funds are generally accounted for as investment companies under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations. Liquidity available at our Consolidated Funds is not available for corporate liquidity needs, and debt of the Consolidated Funds is non-recourse to us except to the extent of our investment in the fund.
Cash Flows

The following tables summarize our consolidated statements of cash flows by activities attributable to the Company and Consolidated Funds. For more details on the activity of the Company and Consolidated Funds, refer to “Note 16. Consolidation” within our consolidated financial statements included in this Annual Report on Form 10-K.

	Year ended December 31,
	2025	2024
Net cash provided by operating activities	$2,113,088	$1,404,724
Net cash provided by the Consolidated Funds’ operating activities, net of eliminations	1,153,871	1,386,430
Net cash provided by operating activities	3,266,959	2,791,154
Net cash used in the Company’s investing activities	(1,803,639)	(159,404)
Net cash used in the Company’s financing activities	(811,643)	(77,727)
Net cash used in the Consolidated Funds’ financing activities, net of eliminations	(1,615,526)	(1,353,867)
Net cash used in financing activities	(2,427,169)	(1,431,594)
Effect of exchange rate changes	(55,231)	(40,454)
Net change in cash and cash equivalents	$(1,019,080)	$1,159,702

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

	Year ended December 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Core operating activities	$1,727,222	$1,095,204	$632,018	58%
Net realized performance income	323,301	137,950	185,351	134
Net cash provided by investment related activities	62,565	171,570	(109,005)	(64)
Net cash provided by operating activities	$2,113,088	$1,404,724	708,364	50

Cash from our core operating activities increased as a result of growing fee revenues and sustained profitability and timing of cash collection of our receivables.
Net realized performance income includes (i) carried interest distributions that may represent tax distributions or other distributions of income and (ii) incentive fees that are realized annually at the end of the measurement period, which is typically at the end of the calendar year. Cash received from carried interest distributions and the subsequent payments to employees may not necessarily occur in the same quarter. Cash from incentive fees is generally received in the period subsequent to the measurement period. The increase in net realized performance income over the comparative period was primarily due to timing of payments to employees for a portion of the distributions that we received in 2025, while tax distributions were both received by us and paid to our employees in the fourth quarter of 2024.
Net cash provided by investment related activities for the years ended December 31, 2025 and 2024 primarily represents: (i) distributions received from our capital investments and the collection of principal and interest from loans that we have made; (ii) sales of certain capital investments to employees; (iii) the rebalancing of and associated return of our capital commitments upon admitting new limited partners; and (iv) interest income from treasury-backed securities that were redeemed in March 2025, providing proceeds to support the GCP Acquisition; offset by (v) purchases associated with funding capital commitments and strategic investments in our investment portfolio; and (vi) interest payments on our debt obligations. As we are committed to invest alongside the investors in our funds, our capital commitments will increase with our growing assets under management and our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund from year to year. For further discussion of our capital commitments, see “Note 9. Commitments and Contingencies” within our consolidated financial statements included in this Annual Report on Form 10-K.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.
Investing Activities

	Year ended December 31,
	2025	2024
Purchase of furniture, equipment and leasehold improvements	$(72,178)	$(91,509)
Acquisitions, net of cash acquired	(1,731,461)	(67,895)
Net cash used in investing activities	$(1,803,639)	$(159,404)

Net cash used in investing activities for the year ended December 31, 2025 was predominately cash used to complete the GCP Acquisition in the first quarter of 2025. In addition, net cash used in investing activities for both periods included cash to purchase furniture, equipment and leasehold improvements, primarily for the expansion of our New York headquarters for the year ended December 31, 2025 to support the growth in our staffing levels, while the activity in the year ended December 31, 2024 primarily reflects the build-out of our Los Angeles headquarters, which we occupied beginning in the third quarter of 2024. Net cash used in investing activities for the year ended December 31, 2024 also included cash used to complete the WSM Acquisition.
Financing Activities

	Year ended December 31,
	2025	2024
Net proceeds from issuance of Series B mandatory convertible preferred stock	$—	$1,458,771
Net proceeds from issuance of Class A common stock	—	407,124
Net borrowings (repayments) of Credit Facility	1,380,000	(895,000)
Proceeds from issuance of senior notes	—	736,010
Repayment of senior notes	—	(250,000)
Dividends and distributions	(1,756,688)	(1,310,896)
Stock option exercises	—	1,511
Taxes paid related to net share settlement of equity awards	(436,869)	(227,532)
Other financing activities	1,914	2,285
Net cash used in the Company’s financing activities	$(811,643)	$(77,727)

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, representing net cash used for the years ended December 31, 2025 and 2024. In addition, we issued 30,000,000 shares of Series B mandatory convertible preferred stock in October 2024 and net cash used in the Company’s financing activities included dividend payments made during the years ended December 31, 2025 and 2024 to those preferred stockholders.

Net cash used in the Company’s financing activities for the year ended December 31, 2025 included net borrowings under the Credit Facility. These proceeds were used primarily to fund the GCP Acquisition in the first quarter of 2025 and to support general operating cash needs. Net cash used in the Company’s financing activities for the year ended December 31, 2024 included the repayment of our Credit Facility and senior notes, partially using cash provided by the net proceeds from the

Series B mandatory convertible preferred stock, the issuance of senior notes and the public offering of Class A common stock.
In connection with the vesting of equity awards that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employees’ tax withholding liabilities and pay the taxes on their behalf in cash and thus issue fewer net shares. Cash used in connection with these awards increased during the current year primarily as a result of a higher stock price on the vesting date, which resulted in employees recognizing additional compensation. For the year ended December 31, 2025 we net settled and did not issue 2.3 million shares. For the year ended December 31, 2024, we net settled and did not issue 1.8 million shares.
Capital Resources
We intend to use a portion of our available liquidity to pay cash dividends and distributions to our Series B mandatory convertible preferred stockholders, Class A and non-voting common stockholders and AOG unitholders on a quarterly basis in accordance with our dividend and distribution policies. Our ability to make cash dividends and distributions is dependent on a myriad of factors, including: (i) general economic and business conditions; (ii) our strategic plans and prospects; (iii) our business and investment opportunities; (iv) timing of capital calls by our funds in support of our commitments; (v) our financial condition and operating results; (vi) working capital requirements and other anticipated cash needs; (vii) contractual restrictions and obligations; (viii) legal, tax and regulatory restrictions; (ix) restrictions on the payment of distributions by our subsidiaries to us; and (x) other relevant factors.

We are required to maintain minimum net capital balances for regulatory purposes for our registered broker-dealers. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2025, we were required to maintain approximately $99.0 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with these regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA Recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $579.9 million and $402.4 million as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, payments under the TRA were $8.1 million and $6.1 million, respectively.
For a discussion of our debt obligations, including the debt obligations of our consolidated funds, see “Note 7. Debt” within our consolidated financial statements included in this Annual Report on Form 10-K.

For a discussion of our equity, see “Note 14. Equity and Redeemable Interest” within our consolidated financial statements included in this Annual Report on Form 10-K.

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

Principles of Consolidation

We consolidate entities based on either a VIE model or voting interest entity (“VOE”) model. As such, for entities that are determined to be variable interest entities, we consolidate those entities where we have both significant economics and the power to direct the activities of the entity that impact economic performance. For limited partnerships and similar entities evaluated under the voting interest entity model, we do not consolidate those entities for which we act as the general partner unless we hold a majority voting interest.

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

•Level III—Valuations that rely on one or more significant unobservable inputs. These inputs reflect our assessment of the assumptions that market participants would use to value the instrument based on the best information available.

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

Acquisitions

Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment. We use our best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. For business combinations accounted for under the acquisition method, the purchase consideration, including the fair value of certain elements of contingent consideration as of the acquisition date, in excess of the fair value of net assets acquired is recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired in excess of the purchase consideration is recognized as a bargain purchase gain. Critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cashflows, future fundraising assumptions, expected useful lives, discount rates and income tax rates. Our estimates for future cash flows are based on historical data, internal estimates and external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying assets acquired. We estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

Impairment of Intangible Assets

We evaluate finite-lived intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. If, after assessing qualitative factors, we believe that it is more likely than not that the fair value of the finite-lived intangible asset is less than its carrying amount, we evaluate if the carrying amount of the intangible asset is recoverable by comparing the estimated undiscounted cash flows attributable to the intangible asset being evaluated with its carrying amount.

We evaluate indefinite-lived intangible assets for impairment annually, or if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable or if these assets are subsequently determined to have a finite useful life. If, after assessing qualitative factors, we believe that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, we evaluate impairment quantitatively to determine and record the amount of impairment as the excess of the carrying amount of the indefinite-lived intangible asset over its fair value.

If an impairment is determined to exist by management, we accelerate amortization expense so that the carrying amount represents fair value. We estimate fair value of finite-lived and indefinite-lived intangible assets using a discounted future cash flow methodology. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our strategic plans. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Additionally, future estimates may differ materially from current estimates and assumptions.

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

Contractual Obligations, Commitments and Contingencies and Other Arrangements
In the normal course of business, we enter into contractual obligations that may require future cash payments. We may also engage in off-balance sheet arrangements, including guarantees, capital commitments to funds, indemnifications and potential contingent repayment obligations. The following table sets forth our contractual obligations and capital commitments of the Company and of the Consolidated Funds as of December 31, 2025 ($ in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter	Total
The Company:
Operating lease obligations(1)	$75,532	$173,136	$217,678	$1,348,402	$1,814,748
Debt obligations payable(2)	1,380,000	496,785	397,954	1,666,676	3,941,415
Interest obligations on debt(3)	166,649	328,871	233,270	1,771,608	2,500,398
Other long-term obligations(4)	42,139	45,148	5,178	262	92,727
Capital commitments(5)	1,172,942	—	—	—	1,172,942
Subtotal	2,837,262	1,043,940	854,080	4,786,948	9,522,230
Consolidated Funds:
Debt obligations payable	822,182	1,024,146	91,816	7,949,495	9,887,639
Interest obligations on debt(3)	472,858	837,842	772,432	1,759,563	3,842,695
Capital commitments of Consolidated Funds(5)	4,632,548	—	—	—	4,632,548
	$8,764,850	$2,905,928	$1,718,328	$14,496,006	$27,885,112

(1)The table includes future minimum commitments for our operating leases, including leases that have been executed but have not yet commenced. The majority of our operating lease obligations represents office space agreements with expirations through June 2043.
(2)Debt obligations include $2,150.0 million of senior notes and $450.0 million of subordinated notes, net of unamortized discount, and outstanding balance under the Credit Facility as of December 31, 2025.
(3)Interest obligations reflect future interest payments on outstanding debt obligations with stated interest rates for fixed rate debt and at the prevailing rate in effect as of the reporting date for floating rate debt.
(4)Represents payment obligations with respect to long-term service contracts entered into by us and future minimum commitments for our finance leases.
(5)Represents commitments to fund certain investments. These amounts are generally due on demand and are therefore presented as obligations payable in less than one-year.

We entered into a TRA with the TRA Recipients that requires us to pay them 85% of any cash tax savings, if any, realized by AMC from amortizing any step-up in tax basis resulting from an exchange of AOG Units for shares of our Class A common stock or, at our option, for cash. Because the timing of amounts to be paid under the TRA cannot be determined, this contractual commitment has not been presented in the table above. The cash tax savings, if any, achieved may not ensure that we have sufficient cash available to pay this liability, and we may be required to incur additional debt to satisfy this liability.
For further discussion of our capital commitments, indemnification arrangements and contingent liabilities, see “Note 9. Commitments and Contingencies,” within our consolidated financial statements included in this Annual Report on Form 10-K.

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
Effect on Management Fees
Management fees are generally based on a defined percentage of capital commitments, invested capital, net investment income, total assets, par value, NAV or the fair value of assets of the investment portfolios we manage. Management fees will only be directly affected by short-term changes in market conditions to the extent they are impacted by prices available in active markets and are liquid in nature.
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
For the year ended December 31, 2025, management fees from funds that are impacted by changes in market value and have underlying investments held in liquid strategies were approximately 4%. As such, a hypothetical 10% decrease in market value of our managed funds’ investments as of December 31, 2025 would not have a material impact on our management fees.
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
Changes in the fair values of our funds’ investments directly impact unrealized principal investment income and unrealized gains on investments. A hypothetical incremental 10% decrease in the fair value of our investments as of December 31, 2025 would result in declines in principal investment income and unrealized gains on investments of $180.7 million and $107.5 million, respectively.

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
A portion of our management fees, carried interest, incentive fees and investments are denominated in foreign currencies that may be affected by movements in the rate of exchange between currencies. We estimate that a hypothetical 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar as of December 31, 2025 would not result in a material change to management fees, carried interest, incentive fees or investments for the year ended December 31, 2025, and would be largely offset by the currency conversions of the expenses denominated in foreign currencies.

Interest Rate Risk
Our Credit Facility provides a $1.840 billion revolving line of credit, with an accordion feature of $660.0 million (subject to obtaining commitments for any such additional borrowing capacity), with a maturity date of April 22, 2030. As of December 31, 2025, we had $1,380 million borrowings outstanding under the Credit Facility. For a further discussion of our Credit Facility, see “Note 7. Debt,” within our consolidated financial statements included in this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has excluded the GCP Acquisition from its assessment of internal control over financial reporting as the acquisition was completed during 2025, and the GCP Acquisition did not have a material effect on the Company’s financial condition, results of operations or cash flows in 2025. GCP International constituted approximately 2% of total assets of the Company as of December 31, 2025 and approximately 6% of revenues for the year then ended. Management expects to include GCP International in the assessment of internal control over financial reporting and audit of internal control over financial reporting for 2026.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Management Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Ares Management Corporation’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Ares Management Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of GLP Capital Partners Limited and certain of its affiliates, excluding its operations in Greater China (“GCP International”), which is included in the 2025 consolidated financial statements of the Company and constituted 2% of total assets as of December 31, 2025 and 6% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of GCP International.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Los Angeles, California
February 25, 2026

Item 9B. Other Information

Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.

PART IV.

Item 15. Exhibits and Financial Statement Schedules
(a)Documents Filed with Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Statements of Financial Condition as of December 31, 2025 and 2024
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
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
4.13
Form of 6.75% Series B mandatory convertible preferred stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 10,
2024).

4.14	Second Supplemental Indenture, dated as of October 11, 2024, by and among Ares Management Corporation, as the issuer, Ares Holdings L.P., Ares Management LLC, Ares Investments Holdings LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC, Ares Finance Co. III LLC and Ares Finance Co. IV LLC, as the guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 11, 2024).
4.15	Form of 5.600% Senior Notes due 2054 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 11, 2024).
10.1	Sixth Amended and Restated Limited Partnership Agreement of Ares Holdings L.P., dated May 8, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on May 12, 2025).
10.2	Investor Rights Agreement, dated November 26, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.3#	Third Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.4	Sixth Amended and Restated Exchange Agreement, dated May 8, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on May 12, 2025).
10.5*	Fifth Amended and Restated Tax Receivable Agreement, dated February 24, 2026.
10.6	Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-194919) filed with the SEC on April 28, 2014).
10.7	Amendment No. 1, dated as of July 15, 2014, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001-36429) filed with the SEC on November 12, 2014).
10.8	Amendment No. 2, dated as of September 24, 2014, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001-36429) filed with the SEC on November 12, 2014).
10.9	Amendment No. 3, dated as of July 23, 2015, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on July 28, 2015).
10.10	Amendment No. 4, dated as of August 5, 2015, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on August 7, 2015).

Exhibit No.	Description
10.11	Amendment No. 5, dated as of December 16, 2015, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on December 21, 2015).
10.12	Amendment No. 6, dated as of May 23, 2016, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on May 26, 2016).
10.13	Amendment No. 7, dated as of February 24, 2017, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36429), filed with the SEC on February 27, 2017).
10.14	Amendment No. 8, dated as of March 21, 2019, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on March 26, 2019).
10.15	Amendment No. 9, dated as of March 30, 2020, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 1, 2020).
10.16	Amendment No. 10, dated as of March 31, 2021, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 2, 2021).
10.17	Amendment No. 11, dated as of March 31, 2022, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 6, 2022).
10.18	Amendment No. 12, dated as of March 28, 2024, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 3, 2024).
10.19	Amendment No. 13, dated as of April 22, 2025, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 25, 2025).
10.20	Second Amended and Restated Investment Advisory and Management Agreement, dated June 6, 2019, between Ares Capital Corporation and Ares Capital Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on November 6, 2019).
10.21#	Form of Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018).
10.22#	Form of Option Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.23#	Form of ARCC Incentive Fee Award (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S‑1/A (File No. 333-194919) filed with the SEC on April 11, 2014).
10.24#	Form of Amended and Restated Limited Partnership Agreement of Carry Vehicles (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36429), filed with the SEC on February 29, 2016).
10.25#	Form of Supplemental Agreement for Carried Interest (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36429), filed with the SEC on February 29, 2016).

Exhibit No.	Description
10.26#	Form of Annual Incentive Fee Award Letter (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36429), filed with the SEC on February 27, 2017).
10.27#	Form of Annual Incentive Fee Award Letter (incorporated by reference to Exhibit 10.26 to the Registrant’s
Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36429) filed with the
SEC on February 27, 2024).
10.28#	Form of Deferred Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018).
10.29	Investor Rights Agreement, dated March 31, 2020, by and between Sumitomo Mitsui Banking Corporation and Ares Management Corporation (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.30#	Form of Executive Officer Time-Based Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36429) filed with the SEC on February 25, 2021).
10.31#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.32
Nomination Agreement, dated February 23, 2022, by and between Ares Management Corporation and Ares Partners Holdco LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).

10.33#	Form of Restricted Unit Agreement under the Third Amended & Restated 2014 Equity Incentive Plan.
10.34#	Form of Deferred Restricted Unit Agreement under the Third Amended & Restated 2014 Equity Incentive Plan.
10.35#	Ares Management Corporation 2023 Equity Incentive Plan (incorporated herein by reference to Annex B to the Registrant’s Definitive Proxy Statement (File No. 001-36429) filed with the Commission on April
28, 2023).
10.36#	Form of Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.37#	Form of Deferred Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.38#	Form of Director Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.39#	Form of Executive Officer Time-Based Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.40#	Form of Executive Officer Performance-Based Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-273232) filed with the SEC on July 13, 2023).
10.41#	Form of Annual Incentive Fee Restricted Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36429) filed with the SEC on February 27, 2024).
10.42	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.48 to the Registrant’s
Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36429) filed with the
SEC on February 27, 2024).
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-36429) filed with the SEC on February 27, 2025).
21.1*	Subsidiaries of Ares Management Corporation.
23.1*	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit No.	Description
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97	Policy Relating to Recovery of Erroneously Awarded Compensation (Clawback Policy) (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-36429) filed with the SEC on February 27, 2025).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: February 25, 2026	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Antony P. Ressler
	Name:	Antony P. Ressler	Dated: February 25, 2026
	Title:	Executive Chairman & Co-Founder

By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti	Dated: February 25, 2026
	Title:	Co-Founder & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips	Dated: February 25, 2026
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)

By:	/s/ R. Kipp deVeer
	Name:	R. Kipp deVeer	Dated: February 25, 2026
	Title:	Director & Co-President

By:	/s/ David B. Kaplan
	Name:	David B. Kaplan	Dated: February 25, 2026
	Title:	Director & Co-Founder

By:	/s/ Bennett Rosenthal
	Name:	Bennett Rosenthal	Dated: February 25, 2026
	Title:	Director, Co-Founder & Chairman of Private Equity Group

By:	/s/ Ashish Bhutani
	Name:	Ashish Bhutani	Dated: February 25, 2026
	Title:	Director

By:	/s/ Antoinette Bush
	Name:	Antoinette Bush	Dated: February 25, 2026
	Title:	Director

By:	/s/ Paul G. Joubert
	Name:	Paul G. Joubert	Dated: February 25, 2026
	Title:	Director

By:	/s/ Michael Lynton
	Name:	Michael Lynton	Dated: February 25, 2026
	Title:	Director

By:	/s/ Eileen Naughton
	Name:	Eileen Naughton	Dated: February 25, 2026
	Title:	Director

By:	/s/ Judy D. Olian
	Name:	Dr. Judy D. Olian	Dated: February 25, 2026
	Title:	Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Management Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Ares Management Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of underlying investments of equity method investments

Description of the Matter
At December 31, 2025, the carrying value of the Company’s investments totaled $5,508.4 million, primarily consisting of equity method - carried interest of $3,972.7 million, equity method private investment partnership interests - principal of $526.4 million and equity method private investment partnership interests and other (held at fair value) of $675.8 million. Management applies valuation techniques using significant unobservable inputs to arrive at the fair value of the underlying investments held by the equity method private investment partnership (“underlying investments”). The fair value of the underlying investments, as estimated by management, impacts the Company’s equity method - carried interest and equity method private investment partnership interests - principal. The valuation techniques applied and the significant unobservable inputs are discussed in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements.

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

Accounting for the acquisition of GCP International

Description of the Matter
As disclosed in Note 3 of the consolidated financial statements, the Company acquired the international business of GLP Capital Partners Limited and certain of its affiliates, excluding its operations in Greater China (“GCP International”) in 2025 for total consideration of $3,916.5 million. The transaction was accounted for as a business combination. Identifiable intangible assets acquired through this business combination primarily consisted of indefinite-lived management contracts, finite-lived intangible assets-management contracts (collectively, “management contracts”) and finite-lived intangible assets-client relationships with acquisition-date fair values of $749.6 million, $473.3 million and $107.2 million, respectively.

Auditing the Company’s accounting for its acquisition of GCP International was complex due to the significant estimation uncertainty in determining the fair value of management contracts. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions about future performance of the acquired business in the Company’s discounted cash flow model used to measure the management contracts. These significant assumptions included the revenue growth rates and future fundraising assumptions, which form the basis of the forecasted results, and the discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s acquisition process. This included management’s review controls over the fair valuation techniques and significant assumptions and inputs used to estimate the fair value of the management contracts, as well as management’s review of the completeness and accuracy of the data used in the management contracts valuation model.

To test the fair value of the management contracts, our procedures included, among others, involving internal valuation specialists to assist in our evaluation of the Company’s valuation methodology and significant assumptions included in the fair value estimate, including testing the revenue growth rates and future fundraising assumptions that form the basis of the forecasted results, the discount rate, as well as testing the mathematical accuracy of the Company’s valuation model. For example, we performed sensitivity analyses for certain significant assumptions by comparing such assumptions to current industry, market, and/or economic trends; assumptions used to value similar intangible assets of other acquisitions; and the historical results of the acquired business.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Los Angeles, California
February 25, 2026

Ares Management Corporation
Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of December 31,
	2025	2024
Assets
Cash and cash equivalents	$488,896	$1,507,976
Investments (includes accrued carried interest of $3,972,748 and $3,495,115 as of December 31, 2025 and 2024, respectively)	5,508,447	4,644,775
Due from affiliates	1,420,218	1,056,608
Other assets	1,032,138	774,654
Right-of-use operating lease assets	517,351	511,319
Intangible assets, net	2,115,830	975,828
Goodwill	3,454,107	1,162,636
Assets of Consolidated Funds:
Cash and cash equivalents	959,088	1,227,489
Investments held in trust account	—	550,800
Investments, at fair value	12,844,886	12,187,044
Receivable for securities sold	228,442	202,782
Other assets	63,966	82,397
Total assets	$28,633,369	$24,884,308
Liabilities
Accounts payable, accrued expenses and other liabilities	$1,204,467	$363,872
Accrued compensation	472,978	280,894
Due to affiliates	810,409	500,480
Performance related compensation payable	2,951,333	2,537,203
Debt obligations	3,941,415	2,558,914
Operating lease liabilities	669,999	641,864
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	105,137	323,100
Payable for securities purchased	165,391	332,406
CLO loan obligations, at fair value	7,359,072	9,672,189
Fund borrowings	2,251,780	275,000
Total liabilities	19,931,981	17,485,922
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	550,700
Redeemable interest in Ares Operating Group entities	25,296	23,496
Non-controlling interests in Consolidated Funds	2,903,858	2,025,666
Non-controlling interests in Ares Operating Group entities	1,496,771	1,254,878
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding as of December 31, 2025 and 2024)	1,460,030	1,458,771
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (218,465,429 shares and 199,872,571 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	2,185	1,999
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding as of December 31, 2025 and 2024)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding as of December 31, 2025 and 2024)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (105,079,121 shares and 109,806,689 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	1,051	1,098
Additional paid-in-capital	4,242,678	2,936,794
Accumulated deficit	(1,452,259)	(837,294)
Accumulated other comprehensive income (loss), net of tax	21,743	(17,757)
Total stockholders’ equity	4,275,463	3,543,646
Total equity	8,676,092	6,824,190
Total liabilities, redeemable interest, non-controlling interests and equity	$28,633,369	$24,884,308
    See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)

	Year ended December 31,
	2025	2024	2023
Revenues
Management fees	$3,680,467	$2,942,126	$2,551,150
Carried interest allocation	1,153,976	390,180	618,579
Incentive fees	362,453	344,157	276,627
Principal investment income	48,149	45,424	36,516
Administrative, transaction and other fees	356,437	162,894	149,012
Total revenues	5,601,482	3,884,781	3,631,884
Expenses
Compensation and benefits	2,565,625	1,731,747	1,486,698
Performance related compensation	1,094,355	449,564	607,522
General, administrative and other expenses	996,075	736,501	660,146
Expenses of Consolidated Funds	52,711	20,879	43,492
Total expenses	4,708,766	2,938,691	2,797,858
Other income (expense)
Net realized and unrealized gains on investments	307,582	16,570	77,573
Interest and dividend income	47,451	43,054	19,276
Interest expense	(171,642)	(142,966)	(106,276)
Other income (expense), net	(319,745)	627	4,819
Net realized and unrealized gains on investments of Consolidated Funds	551,076	313,963	262,700
Interest and other income of Consolidated Funds	575,273	933,349	995,545
Interest expense of Consolidated Funds	(595,818)	(835,335)	(754,600)
Total other income, net	394,177	329,262	499,037
Income before taxes	1,286,893	1,275,352	1,333,063
Income tax expense	198,535	164,617	172,971
Net income	1,088,358	1,110,735	1,160,092
Less: Net income attributable to non-controlling interests in Consolidated Funds	253,904	295,772	274,296
Net income attributable to Ares Operating Group entities	834,454	814,963	885,796
Less: Net income attributable to redeemable interest in Ares Operating Group entities	1,349	103	226
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	305,743	351,118	411,244
Net income attributable to Ares Management Corporation	527,362	463,742	474,326
Less: Series B mandatory convertible preferred stock dividends declared	101,250	22,781	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$426,112	$440,961	$474,326
Net income per share of Class A and non-voting common stock
Basic	$1.71	$2.04	$2.44
Diluted	$1.71	$2.04	$2.42
Weighted-average shares of Class A and non-voting common stock
Basic	217,361,945	198,054,451	184,523,524
Diluted	217,361,945	198,054,451	195,773,426

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)

	Year ended December 31,
	2025	2024	2023
Net income	$1,088,358	$1,110,735	$1,160,092
Foreign currency translation adjustments, net of tax	79,089	(32,221)	19,855
Total comprehensive income	1,167,447	1,078,514	1,179,947
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	273,121	283,042	278,813
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	2,100	(300)	185
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	325,364	344,157	417,267
Comprehensive income attributable to Ares Management Corporation	$566,862	$451,615	$483,682

See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Changes in Equity
(Amounts in Thousands)

	Series B Mandatory Convertible Preferred Stock	Class A Common Stock	Non- voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance as of December 31, 2022	$—	$1,739	$35	$1,172	$1,970,754	$(369,475)	$(14,986)	$1,135,023	$1,074,356	$3,798,618
Changes in ownership interests and related tax benefits	—	59	—	(2)	(60,755)	—	—	93,956	(313,781)	(280,523)
Issuances of common stock	—	26	—	—	239,519	—	—	—	—	239,545
Capital contributions	—	—	—	—	—	—	—	3,887	320,185	324,072
Dividends and distributions	—	—	—	—	—	(599,934)	—	(427,849)	(101,128)	(1,128,911)
Net income	—	—	—	—	—	474,326	—	411,244	274,296	1,159,866
Currency translation adjustment, net of tax	—	—	—	—	—	—	9,356	6,023	4,517	19,896
Equity compensation	—	—	—	—	155,606	—	—	100,185	—	255,791
Stock option exercises	—	47	—	—	85,912	—	—	—	—	85,959
Balance as of December 31, 2023	—	1,871	35	1,170	2,391,036	(495,083)	(5,630)	1,322,469	1,258,445	4,474,313
Changes in ownership interests and related tax benefits	—	96	—	(73)	(87,278)	—	—	(23,841)	(30,954)	(142,050)
Issuance of Series B mandatory convertible preferred stock	1,458,771	—	—	—	—	—	—	—	—	1,458,771
Issuances of common stock	—	31	—	1	407,093	—	—	7,724	—	414,849
Capital contributions	—	—	—	—	—	—	—	3,373	639,154	642,527
Dividends and distributions	(22,781)	—	—	—	—	(783,172)	—	(527,422)	(124,021)	(1,457,396)
Net income	22,781	—	—	—	—	440,961	—	351,118	295,772	1,110,632
Currency translation adjustment, net of tax	—	—	—	—	—	—	(12,127)	(6,961)	(12,730)	(31,818)
Equity compensation	—	—	—	—	224,433	—	—	128,418	—	352,851
Stock option exercises	—	1	—	—	1,510	—	—	—	—	1,511
Balance as of December 31, 2024	1,458,771	1,999	35	1,098	2,936,794	(837,294)	(17,757)	1,254,878	2,025,666	6,824,190
Changes in ownership interests and related tax benefits	—	82	—	(50)	(825,335)	—	—	239,241	454,068	(131,994)
Adjustment to issuance costs of Series B mandatory convertible preferred stock	1,259	—	—	—	—	—	—	—	—	1,259
Issuances of common stock	—	104	—	3	1,642,214	—	—	15,561	—	1,657,882
Capital contributions	—	—	—	—	—	—	—	1,463	1,017,538	1,019,001
Dividends and distributions	(101,250)	—	—	—	—	(1,041,077)	—	(591,280)	(866,535)	(2,600,142)
Net income	101,250	—	—	—	—	426,112	—	305,743	253,904	1,087,009
Currency translation adjustment, net of tax	—	—	—	—	—	—	39,500	19,621	19,217	78,338
Equity compensation	—	—	—	—	489,005	—	—	251,544	—	740,549
Balance as of December 31, 2025	$1,460,030	$2,185	$35	$1,051	$4,242,678	$(1,452,259)	$21,743	$1,496,771	$2,903,858	$8,676,092

See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$1,088,358	$1,110,735	$1,160,092
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity compensation expense	740,549	352,851	255,965
Depreciation and amortization	243,149	158,578	231,712
Net realized and unrealized gains on investments	(315,369)	(21,463)	(90,737)
Changes in value of contingent earnout arrangements	349,706	—	—
Investments purchased	(220,846)	(580,744)	(507,932)
Proceeds from sale of investments	324,434	683,638	206,163
Other non-cash amounts	923	11,755	74
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains on investments	(551,076)	(313,963)	(262,700)
Investments purchased	(8,284,076)	(5,927,444)	(8,847,856)
Proceeds from sale of investments	9,830,928	7,569,165	8,149,617
Other non-cash amounts	(212,962)	(48,963)	(101,465)
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(37,802)	(188,174)	(48,858)
Due to/from affiliates	184,751	223,498	(220,421)
Other assets	(228,410)	(252,644)	21,532
Accrued compensation and benefits	132,401	(7,096)	20,383
Accounts payable, accrued expenses and other liabilities	91,962	148,384	27,864
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	268,401	(77,978)	(424,870)
Net cash relinquished with deconsolidation of Consolidated Funds	(151,500)	(46,205)	(623)
Change in other assets and receivables held at Consolidated Funds	42,359	(49,774)	(20,247)
Change in other liabilities and payables held at Consolidated Funds	(28,921)	46,998	219,046
Net cash provided by (used in) operating activities	3,266,959	2,791,154	(233,261)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements, net of disposals	(72,178)	(91,509)	(67,183)
Acquisitions, net of cash acquired	(1,731,461)	(67,895)	(43,896)
Net cash used in investing activities	(1,803,639)	(159,404)	(111,079)
Cash flows from financing activities
Net proceeds from issuance of Series B mandatory convertible preferred stock	—	1,458,771	—
Net proceeds from issuance of Class A common stock	—	407,124	—
Proceeds from Credit Facility	2,860,000	1,210,000	1,410,000
Proceeds from issuance of senior notes	—	736,010	499,010
Repayments of Credit Facility	(1,480,000)	(2,105,000)	(1,215,000)
Repayment of senior notes	—	(250,000)	—
Dividends and distributions	(1,756,688)	(1,310,896)	(1,030,666)
Stock option exercises	—	1,511	85,959
Taxes paid related to net share settlement of equity awards	(436,869)	(227,532)	(157,007)
Other financing activities	1,914	2,285	2,943
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	847,431	639,154	855,456
Distributions to non-controlling interests in Consolidated Funds	(866,535)	(124,021)	(101,128)
Redemptions of redeemable interests in Consolidated Funds	(509,503)	—	(1,045,874)
Borrowings under loan obligations by Consolidated Funds	1,551,874	359,351	1,387,297
Repayments under loan obligations by Consolidated Funds	(2,638,793)	(2,228,351)	(398,864)
Net cash provided by (used in) financing activities	(2,427,169)	(1,431,594)	292,126
Effect of exchange rate changes	(55,231)	(40,454)	10,501
Net change in cash and cash equivalents	(1,019,080)	1,159,702	(41,713)
Cash and cash equivalents, beginning of period	1,507,976	348,274	389,987
Cash and cash equivalents, end of period	$488,896	$1,507,976	$348,274
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$1,657,882	$21,002	$239,545
Equity issued in connection with settlement of management incentive program	$—	$—	$245,647
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$675,802	$866,760	$722,643
Cash paid during the period for income taxes	$91,333	$107,570	$62,007

See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
1. ORGANIZATION
Ares Management Corporation (the “Company”), a Delaware corporation, together with its subsidiaries, is a leading global alternative investment manager operating integrated groups across Credit, Real Assets, Secondaries and Private Equity. Information about segments should be read together with “Note 15. Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various funds and managed accounts within each investment group (the “Ares Funds”). These subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees.

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

The Company manages or controls certain entities that have been consolidated in the accompanying financial statements as described in “Note 2. Summary of Significant Accounting Policies.” These entities include Ares Funds, co-investment vehicles, structured financing vehicles, collateralized loan obligations (“CLOs”) and special purpose acquisition companies (“SPACs”) (collectively, the “Consolidated Funds”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company’s Consolidated Funds are investment companies under GAAP based on the following characteristics: the Consolidated Funds obtain funds from one or more investors and provide investment management services and the Consolidated Funds’ business purpose and substantive activities are investing funds for returns from capital appreciation and/or investment income. Therefore, investments of Consolidated Funds are recorded at fair value and the unrealized appreciation (depreciation) in an investment’s fair value is recognized on a current basis within the Consolidated Statements of Operations. Additionally, the Consolidated Funds do not consolidate their majority-owned and controlled investments in portfolio companies. In the preparation of these consolidated financial statements, the Company has retained the investment company accounting for the Consolidated Funds under GAAP.
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
Principles of Consolidation
The Company consolidates those entities in which it has a direct or indirect controlling financial interest based on either a variable interest entity (“VIE”) model or voting interest entity (“VOE”) model. As such, the Company consolidates (i) entities that the Company concludes are VIEs in which the Company has more than insignificant economic interest and power to direct the activities that most significantly impact the entities, and for which the Company is deemed to be the primary beneficiary and (ii) entities in which it holds a majority voting interest or has majority ownership and control over the operational, financial and investing decisions of that entity.
The Company determines whether an entity should be consolidated by first evaluating whether it holds a variable interest in the entity. Fees that are customary and commensurate with the level of services provided by the Company, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. The Company factors in all economic interests, including proportionate interests through related parties, to determine if fees are considered a variable interest. As the Company’s interests in funds are primarily management fees, carried interest, incentive fees, and/or insignificant direct or indirect equity interests through related parties, the Company is not considered to have a variable interest in these entities. Entities that are not VIEs are further evaluated for consolidation under the VOE model.
Variable Interest Entities

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

The Company consolidates all VIEs for which it is the primary beneficiary. The Company determines it is the primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

The Company has transferred certain financial interests to structured financing vehicles that it manages, including but not limited to collateralized fund obligations, rated note feeders and private asset-backed notes, among other secondary solutions. These financial interests include the Company’s capital interests and rights to performance income in its managed funds. The transfer of these financial interests subjects the Company to a maximum risk of loss equal to the value of the transferred financial interests in the event that these structured financing vehicles or the underlying financial interests do not meet stated performance thresholds, which typically results in a variable interest and the consolidation of these investment vehicles by the Company.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidated CLOs

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
Management’s determination of fair value includes various valuation techniques. These techniques may include market approach, recent transaction price, net asset value (“NAV”), discounted cash flows, as well as probability distributed models, and may use one or more significant unobservable inputs such as EBITDA or revenue multiples, broker quotes and/or third-party pricing services, discount rates, weighted average cost of capital, volatility, exit multiples, terminal growth rates and other unobservable inputs.
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
Contingent consideration: The Company generally determines the fair value of its contingent consideration liabilities by using a probability weighted expected return method, including the Monte Carlo simulation. These models consider a range of assumptions including historical experience, prior period performance, current progress towards targets, probability-weighted scenarios, and management’s own assumptions. The discount rate used is determined based on the weighted average cost of capital for the Company. Once the associated targets are achieved, the contingent consideration is reported at the settlement amount. The fair value of the Company’s contingent consideration liabilities are classified as Level III. Liabilities recorded in connection with the Company’s contingent consideration are included within accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition and the associated changes in fair value are included within other income (expense), net in the Consolidated Statements of Operations.
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
Partnership interests: The Company generally values its investments using the NAV per share equivalent calculated by the investment manager as a practical expedient to determining an independent fair value or estimates based on various valuation models of third-party pricing services, as well as internal models. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the NAV per share practical expedient.
In limited circumstances, the Company may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses. As of December 31, 2025 and 2024, NAV per share represented the fair value of the Company’s investments in partnership interests.

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

As of December 31, 2025 and 2024, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.

Investments Held in Trust Account

Investments held in trust account represents funds raised through the initial public offerings of the Company’s sponsored SPACs that are presented within Consolidated Funds. The funds raised are held in a trust account that is restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement. The portfolio of investments for the SPACs is comprised of United States (“U.S.”) government securities or money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. The investments typically have original maturities of six months or less when purchased and are recorded at fair value. Interest income received on such investments is separately presented from the overall change in fair value and is recognized within interest and other income of Consolidated Funds within the Consolidated Statements of Operations. Any remaining change in fair value of such investments, that is not recognized as interest income, is recognized within net realized and unrealized gains on investments of Consolidated Funds within the Consolidated Statements of Operations.

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

In addition, certain of the Company’s equity method investments are reported at fair value. The fair value option has been elected to simplify the accounting for certain financial instruments. The fair value option election is irrevocable and is applied to financial instruments on an individual basis at initial recognition or at eligible remeasurement events. Changes in the fair value of such instruments with the fair value option elected are presented within net realized and unrealized gains on investments within the Consolidated Statements of Operations.

Derivative Instruments

In the normal course of business, the Company and the Consolidated Funds are exposed to certain risks relating to their ongoing operations and use various types of derivative instruments primarily to mitigate against interest rate and foreign exchange risk. The derivative instruments are not designated as hedging instruments. The Company uses various derivative instruments from time to time depending on the risks being managed and generally include foreign currency forward contracts, interest rate swaps, asset swaps and warrants.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The Company reports each of its derivative instruments at fair value within the Consolidated Statements of Financial Condition as either other assets or accounts payable, accrued expenses and other liabilities. These amounts may be offset to the extent that there is a legal right to offset and if elected by management.
Derivative instruments are marked-to-market based upon quotations from pricing services or by the Company and the change in value, if any, is recorded as an unrealized gain (loss). Upon settlement of the instrument, the Company records any realized gain (loss). Changes in value are reflected within net realized and unrealized gains on investments within the Consolidated Statements of Operations.
Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition, including the fair value of certain elements of contingent consideration, is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration obligations are recognized as of the acquisition date at fair value based on the probability that contingency will be realized. Any fair value of purchase consideration in excess of the fair value of the assets acquired less liabilities assumed is recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired in excess of the purchase consideration is recognized as a bargain purchase gain. Critical estimates in valuing certain of the intangible assets acquired include, but are not limited to, future expected cash flows, future fundraising assumptions, expected useful life, discount rates and income tax rates. The acquisition method of accounting allows for a measurement period for up to one year after the acquisition date to make adjustments to the purchase price allocation as the Company obtains more information regarding asset valuations and liabilities assumed. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.

Goodwill and Intangible Assets
Intangible Assets
The Company’s finite-lived intangible assets consist primarily of contractual rights to earn future management fees from the acquired management contracts. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from approximately 1.0 to 13.5 years. The fair value of an acquired management contract is recorded as an intangible asset and is amortized over the life of the contract. Amortization is included as part of general, administrative and other expenses within the Consolidated Statements of Operations.
The Company tests finite-lived intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the finite-lived intangible asset is less than its carrying amount, the Company will evaluate impairment quantitatively. The Company evaluates if the carrying amount of the intangible asset is recoverable by comparing the estimated undiscounted cash flows attributable to the intangible asset being evaluated with its carrying amount. If an impairment is determined to exist by management, the Company accelerates amortization expense so that the carrying amount represents fair value. The Company estimates fair value using a discounted future cash flow methodology.
The Company’s indefinite-lived intangible assets consist of contractual rights to earn future management fees from the acquired management contracts that were determined to have indefinite useful lives. The Company tests indefinite-lived intangible assets annually for impairment, or if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable or if these assets are subsequently determined to have a finite useful life. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the Company will evaluate impairment quantitatively to determine and record the amount of impairment as the excess of the carrying amount of the indefinite-lived intangible asset over its fair value. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s strategic plans with regard to the indefinite-lived intangible assets.
Goodwill
Goodwill represents the excess of purchase price of an acquired business over the fair value of its identifiable net assets. The Company tests goodwill annually for impairment, or if an event occurs or circumstances change such that it is more likely than not to reduce the fair value of the reporting unit below its carrying amount. If, after assessing qualitative factors, the

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Company believes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company will evaluate impairment quantitatively and record the amount of goodwill impairment as the excess of the carrying amount of the reporting unit over its fair value. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.
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
Fixed assets are depreciated or amortized on a straight-line basis over an asset’s estimated useful life, with the corresponding depreciation and amortization expense presented within general, administrative and other expenses within the Company’s Consolidated Statements of Operations. The estimated useful life for leasehold improvements is the lesser of the lease term or the life of the asset, while other fixed assets and internal-use software are generally depreciated between three and seven years. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Leases
The Company enters into operating and finance leases for corporate offices and certain equipment and makes the determination if an arrangement constitutes a lease at inception. Operating leases are presented within right-of-use operating lease assets and operating lease liabilities within the Company’s Consolidated Statements of Financial Condition. Finance lease assets are capitalized as a component of fixed assets and finance lease liabilities are presented within accounts payable, accrued expenses and other liabilities within the Consolidated Statements of Financial Condition. Leases with an initial term of 12 months or less are expensed as incurred and not capitalized within the Consolidated Statements of Financial Condition.
Right-of-use operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and corresponding lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The right-of-use operating lease asset also includes any lease prepayments and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the company will exercise that option. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. Lease expense is primarily recognized on a straight-line basis over the lease term. Right-of-use operating lease assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
Redeemable Interest

Redeemable interest in AOG entities represents third-party ownership interests in investments that were acquired in connection with a historical acquisition. Income (loss) is allocated based on the ownership percentage attributable to the redeemable interest. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount, to the extent that the redemption amount exceeds the initial measurement on the date of acquisition. The Company recognizes changes in the redemption amount with corresponding adjustments against retained earnings, or additional paid-in-capital in the absence of retained earnings, within stockholders’ equity within the Consolidated Statements of Financial Condition.
Redeemable interest in Consolidated Funds represented the Class A ordinary shares issued by the Company’s sponsored SPAC (the “Class A ordinary shares”), as applicable. The Class A ordinary shares were redeemable for cash by the public shareholders until the completion of a business combination or tender offer associated with shareholder approval provisions. The Class A ordinary shareholders had redemption rights that were considered to be outside of the SPAC’s control.
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
Management Fees
Management fees are generally based on a defined percentage of capital commitments, invested capital, NAV or the fair value of assets, among others. Substantially all management fees are earned from affiliated funds of the Company. The contractual terms of management fees vary by fund structure and investment strategy. Management fees are recognized as revenue in the period advisory services are rendered, subject to the Company’s assessment of collectability.
Management fees also include a quarterly fee on the net investment income (“Part I Fees”) from certain publicly-traded funds and perpetual wealth vehicles. Part I Fees are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter, unless subject to a payment deferral.

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
The Company accounts for carried interest, which represents a performance-based capital allocation from an investment fund to the Company, as earnings from financial assets. The Company recognizes carried interest allocation as a separate revenue line item in the Consolidated Statements of Operations with accrued carried interest as of the reporting date reported within investments within the Consolidated Statements of Financial Condition. Carried interest allocation is earned from affiliated funds of the Company.

Incentive Fees
Incentive fees earned on the performance of certain fund structures that are recognized based on the fund’s performance during a measurement period, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement. Incentive fees are realized at the end of a measurement period, typically annually. Once realized, such fees are no longer subject to reversal.

Principal Investment Income

Principal investment income consists of interest and dividend income and net realized and unrealized gains (losses) from the equity method investments where the Company serves as general partner.

Administrative, Transaction and Other Fees

The Company earns other sources of revenue that are classified as administrative, transaction or other fees. These fees are recognized as revenue in the period in which the related services are rendered. Administrative fees represent fees that the Company earns for providing administrative services to certain funds. These fees may either reflect expense reimbursements for costs incurred by certain professionals in performing services for a fund or may be based on fixed percentage of a fund’s invested capital. Transaction fees are typically earned from the arrangement and origination of loans and are generated primarily from funds within the direct lending strategy. Other fees includes various property-related fees earned from certain real estate and digital infrastructure funds, such as acquisition, leasing, development and property management. Other fees may also include: (i) sales-based and asset-based fees from the Company’s perpetual wealth vehicles and 1031 exchange programs; and (ii) capital markets transaction fees earned for participating as an underwriter and/or acting as an advisor on capital markets transactions.

Equity-Based Compensation

The Company recognizes expense related to equity-based compensation for which it receives employee services in exchange for equity instruments of the Company. Equity-based compensation expense is associated with restricted units and restricted stock (collectively, “unvested awards”) granted under the 2023 Equity Incentive Plan (the “Equity Incentive Plan”).

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
The holders of restricted units, other than awards that have not yet been issued as described in Note 13. Equity Compensation, generally have the right to receive as current compensation an amount in cash equal to: (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). When units are forfeited, the cumulative amount of Dividend Equivalents previously paid is reclassified to compensation and benefits expense within the Consolidated Statements of Operations.

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
Performance Related Compensation

The Company has agreed to pay to certain professionals a portion of the carried interest and incentive fees earned from certain funds, including revenue from Consolidated Funds that is eliminated in consolidation. Depending on the nature of each fund, carried interest and incentive fees may be structured as a fixed percentage subject to vesting based on continued employment or service (generally a period from six to 10 years) or as an annual award that is payable for the particular performance year if the recipient remains employed through the payment date. Other limitations may apply to carried interest and incentive fees as set forth in the applicable governing documents of the fund or award documentation. Performance related compensation is recognized in the same period that the related carried interest and incentive fees are recognized. Performance related compensation can be reversed during periods when there is a reversal of carried interest that was previously recognized. Performance related compensation may also include a portion of the profits from certain of the Company’s strategic investments that are payable to professionals although the profits generated from these strategic investments represent investment income and are not reported within performance income.
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
Foreign Currency
The U.S. dollar is the Company’s functional currency; however, certain transactions of the Company may not be denominated in U.S. dollars. Income and expense and gain and loss transactions denominated in foreign currencies are generally translated into U.S. dollars monthly using the average exchange rates during the respective transaction period. Foreign exchange revaluation arising from these transactions is recognized within other income (expense), net within the Consolidated Statements of Operations. For the years ended December 31, 2025 and 2023, the Company recognized $17.0 million and $9.1 million, respectively, in transaction losses related to foreign currencies revaluation. For the year ended December 31, 2024, the Company recognized $0.6 million in transaction gain related to foreign currencies revaluation.
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

The Company analyzes its tax filing positions in all U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns for all open tax years in these jurisdictions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination.

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

Earnings Per Share
Basic earnings per share of Class A and non-voting common stock is computed by dividing income available to Class A and non-voting common stockholders by the weighted-average number shares of Class A and non-voting common stock outstanding during the period. Income available to Ares Management Corporation represents net income attributable to Class A and non-voting common stockholders after giving effect to the Series B mandatory convertible preferred stock dividends declared. Basic earnings per share of Class A and non-voting common stock is computed by using the two-class method. The two-class method is an earnings allocation method under which earnings per share is calculated for shares of Class A and non-voting common stock and participating securities considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Because the holders of unvested restricted units have the right to participate in dividends when declared, the unvested restricted units are considered participating securities to the extent they are expected to vest.
Diluted earnings per share of Class A and non-voting common stock is computed by dividing income available to Class A and non-voting common stockholders by the weighted-average number of shares of Class A and non-voting common stock outstanding during the period, increased to include the number of additional shares of Class A common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include unvested restricted units, Series B mandatory convertible preferred stock and AOG Units exchangeable for shares of Class A common stock. The effect of potentially dilutive securities is reflected in diluted earnings per share of Class A and non-voting common stock using the more dilutive result of the treasury stock and if-converted methods or the two-class method. The treasury stock method is used to determine potentially dilutive securities resulting from unvested restricted units granted under the Equity Incentive Plan. The if-converted method is used to determine the potentially dilutive effect resulting from the conversion of shares of the Series B mandatory convertible preferred stock to shares of Class A common stock as of the beginning of the period.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of disaggregated income taxes paid in both U.S. and foreign jurisdictions, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s fiscal year ending December 31, 2025. Early adoption is permitted and the amendments in this update should be applied on a prospective basis, though retrospective adoption is permitted. Information presented within “Note 11. Income Taxes” reflects the impact from the prospective adoption of ASU 2023-09.

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

The acquisition date fair value of the consideration transferred totaled $3.9 billion, which consisted of the following:

Cash	$1,793,557
Equity(1)	1,657,881
Contingent consideration(2)	465,080
Total	$3,916,518

(1)9.6 million shares of Class A common stock and 0.1 million AOG Units were issued in connection with the GCP Acquisition purchase consideration.
(2)See “Note 9. Commitments and Contingencies” for a further description of the contingent consideration from the GCP Acquisition.

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

Cash	$61,436
Other tangible assets	438,604
Intangible assets
Management contracts	473,300
Client relationships	107,200
Finite-lived intangible assets	580,500
Indefinite-lived management contracts	749,600
Total intangible assets	1,330,100
Total identifiable assets acquired	1,830,140
Accounts payable, accrued expenses and other liabilities	198,943
Net identifiable assets acquired	1,631,197
Goodwill	2,285,321
Net assets acquired	$3,916,518

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
In connection with the GCP Acquisition, various components of the agreed-upon purchase price are required to be accounted for as compensation because the payments were made to certain individuals that became employees of the Company following the GCP Acquisition. Because these components are required to be accounted for as compensation, the associated amounts have been excluded from purchase consideration. For the year ended December 31, 2025, $48.5 million of acquisition related compensation costs were expensed and recorded within compensation and benefits within the Consolidated Statements of Operations. Because the purchase price included components of cash and equity, the individuals that became employees of the Company also received a portion of their sales proceeds in the form of equity, which was recorded as equity compensation expense. For the year ended December 31, 2025, $110.0 million of equity compensation expense was recognized from the immediate vesting of 0.6 million restricted units, of which 0.2 million shares were withheld for taxes. Additionally, there were 2.3 million unvested equity awards and 0.2 million unvested AOG Unit awards related to these arrangements (collectively, the “Unvested GCP Equity Purchase Price”) as of March 1, 2025. In connection with the Unvested GCP Equity Purchase Price, equity compensation expense of $113.3 million was recognized during the year ended December 31, 2025. The total compensation expense expected to be recognized in all future periods associated with the Unvested GCP Equity Purchase Price is $277.0 million as of December 31, 2025 and is expected to be recognized over the remaining weighted average period of 2.8 years.
The Company has incurred $68.7 million of acquisition related costs, of which $35.3 million was incurred during the year ended December 31, 2025. These acquisition related costs were expensed and reported within general, administrative and other expenses.
The acquired business from the GCP Acquisition generated revenues and net income of $359.7 million and $114.7 million, respectively, are included in the Consolidated Statements of Operations before giving effect to corporate level taxes for the period from March 1, 2025 through December 31, 2025. The Company did not acquire all of the assets or assume all of the liabilities of the legacy business. GCP International represents an aggregation of various businesses and components of other businesses that operate in different jurisdictions, each that historically used a different basis of accounting. There are no historical financial statements that apply consistent management assumptions and use a consistent basis of accounting. Therefore, it is impracticable to provide pro forma information on revenues and earnings for the GCP Acquisition.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
4. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of December 31, 2025	As of December 31,
		2025	2024
Management contracts	4.7	$1,023,893	$590,675
Client relationships	6.8	317,920	210,720
Other	0.0	—	500
Finite-lived intangible assets		1,341,813	801,895
Foreign currency translation		6,884	(789)
Total finite-lived intangible assets		1,348,697	801,106
Less: accumulated amortization		(550,267)	(393,078)
Finite-lived intangible assets, net		798,430	408,028
Management contracts		1,317,400	567,800
Indefinite-lived management contracts		1,317,400	567,800
Intangible assets, net		$2,115,830	$975,828
During the year ended December 31, 2025, the Company recorded a non-cash impairment charge of $2.3 million to the fair value of management contracts of certain CLOs within the Credit Group. The primary indicator of impairment was the lower than expected future fee revenue resulting from the earlier than expected end to the useful lives of these CLOs. During the year ended December 31, 2024, the Company recorded a non-cash impairment charge of $8.9 million to the fair value of management contracts of certain funds within the Credit Group, Real Assets Group and Secondaries Group. The primary indicator of impairment was the lower than expected future fee revenue generated from these funds. During the year ended December 31, 2023, the Company recorded a non-cash impairment charge of $78.7 million primarily related to the value of client relationships from the acquisition of Landmark Partners, LLC (the “Landmark Acquisition”). The primary indicator of impairment was the lower than expected fee paying assets under management in a private equity secondaries fund from existing investors as of the date of the Landmark Acquisition.
Amortization expense associated with intangible assets, excluding the accelerated amortization described above, was $193.4 million, $116.3 million and $126.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, and has been presented within general, administrative and other expenses within in the Consolidated Statements of Operations. During the year ended December 31, 2025, the Company removed $40.6 million of fully-amortized cost basis of intangible assets.
As of December 31, 2025, future annual amortization of finite-lived intangible assets for the years 2026 through 2030 and thereafter is estimated to be:

Year	Amortization
2026	$184,898
2027	174,251
2028	143,234
2029	112,952
2030	70,396
Thereafter	112,699
Total	$798,430

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Total
Balance as of December 31, 2023	$256,679	$277,205	$417,630	$172,462	$1,123,976
Acquisitions	—	35,091	—	4,605	39,696
Reallocation	55,658	—	—	(55,658)	—
Foreign currency translation	(305)	(727)	(3)	(1)	(1,036)
Balance as of December 31, 2024	312,032	311,569	417,627	121,408	1,162,636
Acquisitions	—	2,285,242	—	—	2,285,242
Foreign currency translation	1,798	4,418	13	—	6,229
Balance as of December 31, 2025	$313,830	$2,601,229	$417,640	$121,408	$3,454,107
In connection with the acquisition of the equity interests in Walton Street Capital Mexico S. de R.L. de C.V. and certain of its affiliates in the fourth quarter of 2024, the Company allocated $28.4 million of the purchase price to goodwill.
In the first quarter of 2024, the Company changed its segment composition. The special opportunities strategy, historically part of the Private Equity Group, was renamed to opportunistic credit and integrated into the Credit Group. In connection with this segment reorganization, the Company had an associated change in its reporting units and reallocated goodwill of $55.7 million from the Private Equity Group to the Credit Group using a relative fair value allocation approach.
There was no impairment of goodwill recorded during the years ended December 31, 2025 and 2024. The impact of foreign currency translation adjustments is reflected within the Consolidated Statements of Comprehensive Income.

5. INVESTMENTS

The following table summarizes the Company’s investments:

	As of		Percentage of total investments as of
	December 31,		December 31,
	2025	2024	2025	2024
Equity method investments
Equity method - carried interest(1)	$3,972,748	$3,495,115	72.1%	75.2%
Equity method private investment partnership interests - principal	526,372	536,912	9.6	11.6
Equity method private investment partnership interests and other (held at fair value)	675,777	411,417	12.3	8.9
Equity method private investment partnership interests and other	61,306	55,461	1.1	1.2
Total equity method investments	5,236,203	4,498,905	95.1	96.9
Collateralized loan obligations	13,217	19,040	0.2	0.4
Fixed income securities	11,252	22,793	0.2	0.5
Collateralized loan obligations and fixed income securities, at fair value	24,469	41,833	0.4	0.9
Common stock and other equity securities, at fair value	247,775	104,037	4.5	2.2
Total investments	$5,508,447	$4,644,775

(1)Includes carried interest held at fair value of $118.1 million as of December 31, 2025.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the years ended December 31, 2025, 2024 and 2023, no individual equity method investment held by the Company met the significance criteria.

The following tables present summarized financial information for the Company’s equity method investments, which are primarily funds managed by the Company:

	As of and for the Year Ended December 31, 2025
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total
Statement of Financial Condition
Investments	$29,976,380	$36,607,529	$8,018,942	$6,070,640	$95,963	$80,769,454
Total assets	34,026,287	38,857,374	8,216,784	6,170,635	98,950	87,370,030
Total liabilities	7,857,741	14,995,035	1,976,349	189,556	974	25,019,655
Total equity	26,168,546	23,862,339	6,240,435	5,981,079	97,976	62,350,375

Statement of Operations
Interest and dividend income	$2,619,911	$1,386,146	$1,385	$114,025	$—	$4,121,467
Expenses	(879,571)	(806,547)	(195,787)	(80,679)	(3,354)	(1,965,938)
Net realized and unrealized gains (losses) from investments	327,980	787,161	533,124	680,687	(7,842)	2,321,110
Income tax expense	(10,000)	(26,417)	—	(752)	—	(37,169)
Net income (loss)	$2,058,320	$1,340,343	$338,722	$713,281	$(11,196)	$4,439,470

	As of and for the Year Ended December 31, 2024
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total
Statement of Financial Condition
Investments	$24,635,069	$19,966,560	$15,191,773	$5,906,807	$35,804	$65,736,013
Total assets	27,987,915	21,368,342	15,632,653	5,897,152	36,519	70,922,581
Total liabilities	6,403,988	7,535,764	4,304,893	151,502	100	18,396,247
Total equity	21,583,927	13,832,578	11,327,760	5,745,650	36,419	52,526,334

Statement of Operations
Interest and dividend income	$2,357,057	$1,018,717	$10,508	$196,756	$—	$3,583,038
Expenses	(893,272)	(564,678)	(507,192)	(67,667)	(1,001)	(2,033,810)
Net realized and unrealized gains (losses) from investments	556,170	382,681	208,947	496,096	(417)	1,643,477
Income tax expense	(5,884)	(9,341)	—	(27,554)	—	(42,779)
Net income (loss)	$2,014,071	$827,379	$(287,737)	$597,631	$(1,418)	$3,149,926

	As of and for the Year Ended December 31, 2023
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total
Statement of Operations
Interest and dividend income	$2,584,262	$1,036,710	$1,960	$133,749	$—	$3,756,681
Expenses	(862,257)	(632,433)	(482,478)	(88,841)	(1,658)	(2,067,667)
Net realized and unrealized gains (losses) from investments	525,776	(599,200)	373,064	322,165	(7,316)	614,489
Income tax benefit (expense)	(28,334)	(10,197)	—	22,587	(19)	(15,963)
Net income (loss)	$2,219,447	$(205,120)	$(107,454)	$389,660	$(8,993)	$2,287,540

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the Company’s share of net investment income and net realized and unrealized gains (losses) from its equity method investments, which are included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income within the Consolidated Statements of Operations:

	Year ended December 31,
	2025	2024	2023
Total net investment income and net realized and unrealized gains (losses) related to equity method investments	$319,286	$52,350	$86,729

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

Equity Method Investments Held at Fair Value

The following table summarizes the changes in fair value of the Company’s equity method investments held at fair value, which are included within net realized and unrealized gains on investments within the Consolidated Statements of Operations:

	Year ended December 31,
	2025	2024	2023
Equity method private investment partnership interests and other (held at fair value)	$258,148	$(4,762)	$50,772

Investments of the Consolidated Funds

The following table summarizes investments held in the Consolidated Funds:

	Fair Value as of		Percentage of total investments as of
	December 31,		December 31,
	2025	2024	2025	2024
Fixed income investments
Loans and securitization vehicles	$5,507,199	$7,907,449	42.9%	62.1%
U.S. treasury securities	—	550,800	—	4.3
Bonds	280,911	418,069	2.2	3.3
Total fixed income investments	5,788,110	8,876,318	45.1	69.7
Partnership interests	3,791,056	2,000,380	29.6	15.7
Equity securities	3,265,720	1,861,146	25.4	14.6
Total investments, at fair value	$12,844,886	$12,737,844

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
6. FAIR VALUE
Fair Value of Financial Instruments Held by the Company and Consolidated Funds

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2025:

Financial Instruments of the Company	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Common stock, other equity securities and equity method investments	$152,163	$95,612	$675,777	$923,552
Common stock and other equity securities - carried interest	68,250	—	49,813	118,063
Collateralized loan obligations and fixed income securities	—	—	24,469	24,469
Total investments, at fair value	220,413	95,612	750,059	1,066,084
Derivatives-foreign currency forward contracts	—	18,230	—	18,230
Total assets, at fair value	$220,413	$113,842	$750,059	$1,084,314
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(2,627)	$—	$(2,627)
Contingent consideration	—	—	(765,370)	(765,370)
Total liabilities, at fair value	$—	$(2,627)	$(765,370)	$(767,997)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$4,873,684	$633,515	$—	$5,507,199
Bonds	—	280,911	—	—	280,911
Total fixed income investments	—	5,154,595	633,515	—	5,788,110
Partnership interests	—	—	—	3,791,056	3,791,056
Equity securities	—	262,271	3,003,449	—	3,265,720
Total investments, at fair value	—	5,416,866	3,636,964	3,791,056	12,844,886
Derivatives:
Foreign currency forward contracts	—	4,889	—	—	4,889
Total derivative assets, at fair value	—	4,889	—	—	4,889
Total assets, at fair value	$—	$5,421,755	$3,636,964	$3,791,056	$12,849,775
Liabilities, at fair value
Loan obligations of CLOs	$—	$(7,359,072)	$—	$—	$(7,359,072)
Derivatives:
Foreign currency forward contracts	—	(4,842)	—	—	(4,842)
Asset swaps	—	—	(114)	—	(114)
Total derivative liabilities, at fair value	—	(4,842)	(114)	—	(4,956)
Total liabilities, at fair value	$—	$(7,363,914)	$(114)	$—	$(7,364,028)

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of December 31, 2024	$411,179	$41,833	$(17,550)	$435,462
Established in connection with acquisition (see Note 9)	—	—	(465,080)	(465,080)
Transfer in(1)	27,162	11,492	—	38,654
Transfer out(1)	(10,000)	(28,271)	—	(38,271)
Purchases(2)	10,646	219,846	—	230,492
Sales/settlements(3)	(1,348)	(219,961)	18,380	(202,929)
Change in fair value	—	—	(301,120)	(301,120)
Realized and unrealized appreciation (depreciation), net	287,951	(470)	—	287,481
Balance as of December 31, 2025	$725,590	$24,469	$(765,370)	$(15,311)
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$287,952	$1,036	$(301,120)	$(12,132)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2024	$1,829,927	$593,817	$(1,846)	$2,421,898
Transfer in(1)	268,897	305,265	—	574,162
Transfer out(1)	(819)	(387,091)	—	(387,910)
Purchases(2)	780,989	1,203,376	124	1,984,489
Sales/settlements(3)	(61,117)	(1,087,510)	—	(1,148,627)
Realized and unrealized appreciation, net	185,572	5,658	1,608	192,838
Balance as of December 31, 2025	$3,003,449	$633,515	$(114)	$3,636,850
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$185,739	$(1,535)	$1,587	$185,791

(1)Transfers in and out include changes in the observability of inputs used in valuations and changes due to the consolidation and deconsolidation of funds.
(2)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(3)Sales/settlements include distributions, principal redemptions, securities disposed of in connection with restructurings and contingent consideration payments.

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of December 31, 2023	$412,491	$126,294	$—	$538,785
Established in connection with acquisition	—	—	(17,550)	(17,550)
Transfer in(1)	—	39,636	—	39,636
Transfer out(1)	(872)	—	—	(872)
Purchases(2)	1,453	436,649	—	438,102
Sales/settlements(3)	(2,382)	(561,492)	—	(563,874)
Realized and unrealized appreciation, net	489	746	—	1,235
Balance as of December 31, 2024	$411,179	$41,833	$(17,550)	$435,462
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(904)	$2,172	$—	$1,268

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2023	$1,190,400	$740,113	$(1,291)	$1,929,222
Transfer in(1)	—	87,505	—	87,505
Transfer out(1)	(1,017)	(154,961)	—	(155,978)
Purchases(2)	518,369	877,311	130	1,395,810
Sales/settlements(3)	(114)	(960,839)	—	(960,953)
Realized and unrealized appreciation (depreciation), net	122,289	4,688	(685)	126,292
Balance as of December 31, 2024	$1,829,927	$593,817	$(1,846)	$2,421,898
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$123,659	$2,237	$(744)	$125,152

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of December 31, 2025:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$307,942	Transaction price(1)	N/A	N/A	N/A
	100,000	Market yield analysis	Market interest rate	8.0%	8.0%
	84,737	Market approach	Multiple of book value	0.6x - 1.5x	1.2x
	81,905	Option pricing model	Volatility	50.0%	50.0%
	58,060	Monte Carlo simulation	Volatility	52.5%	52.5%
	59,136	Discounted cash flow	Discount rate	11.0% - 17.0%	14.0%
	33,810	Market approach	EBITDA multiple(2)	11.0x - 13.0x	11.8x
Fixed income investments
	13,217	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
	11,252	Market yield analysis	Market interest rate	16.5%	16.5%
Total assets	$750,059
Liabilities
Contingent consideration	$(765,370)	Monte Carlo simulation	Discount rate	5.8% - 6.6%	5.8%
			Volatility	10.0% - 11.1%	10.0%
Total liabilities	$(765,370)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$1,295,564	Discounted cash flow	Discount rate	9.0% - 20.0%	11.0%
	1,078,401	Market approach	Multiple of book value	1.0x - 1.7x	1.3x
	350,000	Transaction price(1)	N/A	N/A	N/A
	278,992	Market approach	EBITDA multiple(2)	5.4x - 33.0x	13.9x
	492	Market approach	Yield	10.5% - 14.0%	9.1%
Fixed income investments
	370,588	Market approach	Yield	6.1% - 14.0%	9.2%
	232,261	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
	29,484	Transaction price(1)	N/A	N/A	N/A
	1,182	Discounted cash flow	Discount rate	12.2% - 20.0%	12.3%
Total assets	$3,636,964
Liabilities
Derivative instruments	$(114)	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
Total liabilities	$(114)

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of December 31, 2024:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$168,387	Transaction price(1)	N/A	N/A	N/A
	100,000	Market approach	Yield	8.0%	8.0%
	57,659	Market approach	Multiple of book value	1.0x - 1.1x	1.0x
		Discounted cash flow	Discount rate	10.0% - 14.0%	12.0%
	56,918	Market approach	Multiple of book value	1.2x - 1.7x	1.4x
	19,205	Option pricing model	Volatility	35.0%	35.0%
	8,489	Market approach	Earnings multiple	15.4x	15.4x
	521	Discounted cash flow	Discount rate	18.5% - 21.5%	20.0%
Fixed income investments
	22,283	Transaction price(1)	N/A	N/A	N/A
	19,040	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
	510	Other	N/A	N/A	N/A
Total assets	$453,012
Liabilities
Contingent consideration	$(17,550)	Monte Carlo simulation	Discount rate	6.6% - 6.9%	6.8%
			Volatility	11.1%	11.1%
Total liabilities	$(17,550)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$985,109	Discounted cash flow	Discount rate	10.0% - 20.0%	13.0%
	835,432	Market approach	Multiple of book value	1.0x - 1.7x	1.4x
	8,598	Market approach	EBITDA multiple(2)	5.6x - 34.6x	10.7x
	789	Other	N/A	N/A	N/A
Fixed income investments
	308,675	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
	284,950	Market approach	Yield	7.4% - 28.6%	9.9%
	192	Other	N/A	N/A	N/A
Total assets	$2,423,745
Liabilities
Derivative instruments	$(1,846)	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
Total liabilities	$(1,846)

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table summarizes the investments held at fair value and unfunded commitments of the Consolidated Funds interests valued using NAV per share:

	As of December 31,
	2025	2024
Investments (held at fair value)	$3,791,056	$2,000,380
Unfunded commitments	3,658,819	932,473

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

		As of December 31,
		2025			2024
	Original Borrowing Amount	Carrying Value	Fair Value(1)	Interest Rate	Carrying Value	Interest Rate
Credit Facility(2)	N/A	$1,380,000	$1,380,000	4.86%	$—	—%
Senior notes due 11/10/2028(3)	500,000	496,785	529,140	6.42	495,677	6.42
Senior notes due 6/15/2030(4)	400,000	397,954	379,280	3.28	397,501	3.28
Senior notes due 2/1/2052(5)	500,000	485,011	348,840	3.77	484,601	3.77
Senior notes due 10/11/2054(6)	750,000	736,355	709,073	5.65	736,010	5.65
Subordinated notes due 6/30/2051(7)	450,000	445,310	443,943	4.13	445,125	4.13
Total debt obligations		$3,941,415	$3,790,276		$2,558,914

(1)The senior notes and subordinated notes would be classified as Level II within the fair value hierarchy and fair value is based on quoted prices in inactive markets.
(2)In April 2025, the Company amended its Credit Facility to, among other things: (i) extend the maturity from March 31, 2029 to April 22, 2030; (ii) increase commitments from $1.400 billion, with an accordion feature of $600.0 million, to $1.840 billion with an accordion feature of $660.0 million; and (iii) provide a sub-limit for the issuance of swingline loans up to an aggregate amount of $75.0 million (with the amount available for borrowing under the Credit Facility amendment being reduced by any swingline loans issued). The Credit Facility has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) or a base rate plus an applicable margin, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of December 31, 2025, base rate loans bear interest calculated based on the prime rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.09% per annum. The Credit Facility has a base rate and SOFR floor of zero.
(3)The senior notes were issued by the Company at 99.80% of the face amount with interest paid semi-annually. The Company may redeem the senior notes prior to maturity, subject to the terms of the indenture governing the senior notes.
(4)The senior notes were issued by Ares Finance Co. II LLC, an indirect subsidiary of the Company, at 99.77% of the face amount with interest paid semi-annually. The Company may redeem the senior notes prior to maturity, subject to the terms of the indenture governing the senior notes.
(5)The senior notes were issued by Ares Finance Co. IV LLC, an indirect subsidiary of the Company, at 97.78% of the face amount with interest paid semi-annually. The Company may redeem the senior notes prior to maturity, subject to the terms of the indenture governing the senior notes.
(6)The senior notes were issued by the Company at 99.24% of the face amount with interest paid semi-annually. The Company may redeem the senior notes prior to maturity, subject to the terms of the indenture governing the senior notes.
(7)The subordinated notes were issued by Ares Finance Co. III LLC, an indirect subsidiary of the Company with interest paid semi-annually at a fixed rate of 4.125%. Beginning June 30, 2026, the interest rate will reset on every fifth year based on the five-year U.S. Treasury Rate plus 3.237%. The Company may redeem the subordinated notes prior to maturity or defer interest payments up to five consecutive years, subject to the terms of the indenture governing the subordinated notes.

As of December 31, 2025, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2023	$4,213	$11,784	$5,059
Debt issuance costs incurred	1,832	8,662	—
Amortization of debt issuance costs	(1,187)	(1,721)	(184)
Unamortized debt issuance costs as of December 31, 2024	4,858	18,725	4,875
Debt issuance costs incurred	2,181	11	—
Amortization of debt issuance costs	(1,279)	(1,745)	(184)
Unamortized debt issuance costs as of December 31, 2025	$5,760	$16,991	$4,691
Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs and other financing obligations (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of December 31,
	2025			2024
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$6,561,286	5.19%	9.0	$8,937,972	6.08%	8.0
Subordinated notes(1)	797,786	N/A	10.4	734,217	N/A	5.6
Total loan obligations of Consolidated CLOs	$7,359,072			$9,672,189

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the net assets of the Consolidated Funds or the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities only have recourse to the Company to the extent the debt is guaranteed by the Company. As of December 31, 2025 and 2024, the Consolidated Funds were in compliance with all covenants under such credit facilities.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The Consolidated Funds had the following credit facilities outstanding:

	As of December 31,
	2025					2024
	Total Capacity	Outstanding Loan	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Total Capacity	Outstanding Loan	Weighted Average Interest Rate
Credit Facilities(1)	$4,878,724	$2,251,780	$2,251,780	5.95%	3.4	$554,000	$275,000	7.52%

(1)The credit facilities have varying maturities and bear interest at spreads to market rates or at stated fixed rates. The fair values of floating-rate borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate. The fair values of fixed-rate borrowings approximate the carrying value as the facility arrangements were recently entered into. These liabilities would be classified within Level II of the fair value hierarchy.

8. OTHER ASSETS

The components of other assets were as follows:

	As of December 31,
	2025	2024
Other assets of the Company
Accounts and interest receivable	$188,139	$169,007
Fixed assets, net	227,826	177,671
Deferred tax assets, net	352,291	241,894
Other assets	263,882	186,082
Total other assets of the Company	$1,032,138	$774,654
Other assets of Consolidated Funds
Dividends and interest receivable	$32,228	$70,657
Income tax and other receivables	31,738	11,740
Total other assets of Consolidated Funds	$63,966	$82,397

Fixed Assets, Net

The components of fixed assets were as follows:

	As of December 31,
	2025	2024
Office and computer equipment	$81,867	$62,920
Internal-use software	35,023	29,119
Leasehold improvements	227,178	166,250
Fixed assets, at cost	344,068	258,289
Less: accumulated depreciation	(116,242)	(80,618)
Fixed assets, net	$227,826	$177,671

For the years ended December 31, 2025, 2024 and 2023, depreciation expense was $45.2 million, $32.2 million and $31.4 million, respectively, and is included within general, administrative and other expenses within the Consolidated Statements of Operations. During the year ended December 31, 2025, the Company disposed of $8.7 million of fixed assets.

9. COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Consolidated Statements of Financial Condition. As of

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
December 31, 2025, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Commitments

As of December 31, 2025 and 2024, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $1,172.9 million and $1,451.4 million, respectively.

Guarantees

As of December 31, 2025 and 2024, the Company’s maximum exposure to losses from guarantees was $7.1 million and $1.1 million, respectively. The guarantee agreements that the Company enters into with financial institutions are primarily to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund.

Contingent Earnout Arrangements

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

The portion of the DC Earnout and Japan Earnout attributable to the sellers represents a component of purchase consideration that will be accounted for as contingent consideration. As of March 1, 2025, the fair value of these contingent liabilities was $465.1 million and was recorded within accounts payable, accrued expenses and other liabilities within the Consolidated Statements of Financial Condition. The contingent liabilities are subject to change over the measurement periods, which will end no later than June 30, 2028. For the year ended December 31, 2025, the change in fair value from the acquisition date of $298.0 million is presented within other income (expense), net within the Consolidated Statements of Operations. The Company expects to settle the contingent liabilities at the Company’s discretion with no less than 15.0% cash and the remaining balance in equity. As of December 31, 2025, the fair value of the contingent liabilities was $763.0 million.

The portion of the DC Earnout and Japan Earnout attributable to the professionals that became employees of the Company requires continued service through the measurement periods. The Company expects to settle the contingent liabilities at the Company’s discretion with no less than 15.0% cash and the remaining balance in equity awards. The DC Earnout and Japan Earnout are remeasured each period with incremental changes in fair value for the cash and equity components of these liabilities recognized within compensation and benefits expense within the Consolidated Statements of Operations. Following the measurement period end dates, the cash components will be paid and the equity awards will be granted at fair value for the balance of the liability. As of December 31, 2025, the fair value of the contingent liabilities was $327.0 million. Compensation expense of $70.1 million for the year ended December 31, 2025 was recorded within compensation and benefits within the Consolidated Statements of Operations with an equal offset presented within accrued compensation within the Consolidated Statements of Financial Condition. The unpaid liabilities at the respective measurement period end dates will be reclassified from liability to additional paid-in-capital. Any compensation expense associated with the DC Earnout and Japan Earnout that was not previously recorded through the final measurement period end date will be recognized as equity-based compensation expense over the remaining service periods ranging from three to six years, measured from the GCP Acquisition close date.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Other Arrangements
The Company also entered into various other contingent earnout arrangements in connection with acquisitions. The revenue target was achieved for one of the earnouts and the associated liability was settled during the year ended December 31, 2025. The fair value of the contingent liability related to this earnout was $31.1 million and the associated liability for this portion of the award was settled with a $26.0 million cash payment during the year ended December 31, 2025 and the remaining amount equity-settled was reclassified to additional paid-in-capital. For the portion of the earnout attributable to employees, compensation expense of $8.0 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively, is presented within compensation and benefits within the Consolidated Statements of Operations. For the portion of the earnout classified as contingent consideration, change in fair value of $2.9 million was recorded for the year ended December 31, 2025 and is presented within other income (expense), net within the Consolidated Statements of Operations.
The maximum exposure for the remaining contingent earnout arrangements was $175.0 million and $115.0 million as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, the fair value of these contingent liabilities attributable to employees was $24.2 million and $88.9 million, respectively, of which $7.8 million and $29.3 million, respectively, has been recorded within accrued compensation within the Consolidated Statements of Financial Condition. Compensation expense of $(21.5) million, $21.5 million and $6.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, is presented within compensation and benefits within the Consolidated Statements of Operations. In connection with anticipated fundraising for a future APAC private equity fund, the Company determined the revenue targets associated with this earnout arrangement are not expected to be achieved. As a result, the Company reversed $25.0 million of previously recognized compensation expense associated with this arrangement during the year ended December 31, 2025.
The remaining portions of these contingent earnout arrangements were classified as contingent consideration. As of December 31, 2025 and 2024, the fair value of these contingent liabilities was $2.3 million and $2.1 million, respectively, and has been recorded within accounts payable, accrued expenses and other liabilities within the Consolidated Statements of Financial Condition. For the year ended December 31, 2025, change in fair value of $0.2 million is presented within other income (expense), net within the Consolidated Statements of Operations.
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

Additionally, at the end of the life of the funds there could be a payment due to a fund by the Company if the Company has received more carried interest than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of the fund.

As of December 31, 2025 and 2024, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been $125.6 million and $59.6 million, respectively, of which $99.8 million and $39.5 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of December 31, 2025 and 2024, if the funds were liquidated at their fair values, there would be no material contingent repayment obligation or liability.

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

Leases

The Company’s leases primarily consists of operating leases for office space and certain office equipment. The Company’s leases have remaining lease terms up to 18 years. The tables below present certain supplemental quantitative disclosures regarding the Company’s operating leases:

Maturity of operating lease liabilities	As of December 31, 2025
2026	$72,615
2027	69,712
2028	79,756
2029	74,020
2030	72,381
Thereafter	645,496
Total future payments	1,013,980
Less: interest	343,981
Total operating lease liabilities	$669,999

	Year ended December 31,
Classification within general, administrative and other expenses	2025	2024	2023
Operating lease expense	$88,617	$66,812	$49,531

	Year ended December 31,
Supplemental information on the measurement of operating lease liabilities	2025	2024	2023
Operating cash flows for operating leases	$68,039	$55,439	$45,103
Leased assets obtained in exchange for new operating lease liabilities	53,574	308,377	168,876

	As of December 31,
Lease term and discount rate	2025	2024
Weighted-average remaining lease terms (in years)	12.9	14.1
Weighted-average discount rate	5.8%	5.8%

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

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of December 31,
	2025	2024
Due from affiliates
Management fees receivable from non-consolidated funds	$817,767	$636,835
Incentive fee receivable from non-consolidated funds	150,674	172,235
Payments made on behalf of and amounts due from non-consolidated funds and employees	451,777	247,538
Due from affiliates—Company	$1,420,218	$1,056,608
Due to affiliates
Management fee received in advance and rebates payable to non-consolidated funds	$10,197	$5,767
Tax receivable agreement liability	579,893	402,359
Realized carried interest and incentive fees payable	206,270	78,692
Payments made by non-consolidated funds on behalf of and payable by the Company	14,049	13,662
Due to affiliates—Company	$810,409	$500,480

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

The provision for income taxes attributable to the Company and the Consolidated Funds, consisted of the following:

	Year ended December 31,
Provision for Income Taxes	2025	2024	2023
The Company
Current
U.S. federal income tax expense	$55,531	$63,292	$34,051
State and local income tax expense	15,456	14,326	13,316
Foreign income tax expense	44,869	24,841	24,029
	115,856	102,459	71,396
Deferred
U.S. federal income tax expense	87,010	50,182	85,610
State and local income tax expense	12,370	7,819	15,872
Foreign income tax benefit	(22,829)	(2,917)	(3,730)
	76,551	55,084	97,752
Total
U.S. federal income tax expense	142,541	113,474	119,661
State and local income tax expense	27,826	22,145	29,188
Foreign income tax expense	22,040	21,924	20,299
Income tax expense	192,407	157,543	169,148

Consolidated Funds
Current
Foreign income tax expense (benefit)	(434)	(1,331)	3,823
	(434)	(1,331)	3,823
Deferred
U.S. federal income tax expense	6,562	8,405	—
	6,562	8,405	—
Total
U.S. federal income tax expense	6,562	8,405	—
Foreign income tax expense (benefit)	(434)	(1,331)	3,823
Income tax expense	6,128	7,074	3,823

Total Provision for Income Taxes
Total current income tax expense	115,422	101,128	75,219
Total deferred income tax expense	83,113	63,489	97,752
Income tax expense	$198,535	$164,617	$172,971

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The disaggregation of income before taxes is effective with the adoption of ASU 2023-09 and consisted of the following:

Year ended December 31, 2025
U.S.	$1,102,366
Foreign	184,527
Total	$1,286,893
The reconciliation of taxes from the statutory tax rate to the Company’s effective tax rate changed with the adoption of ASU 2023-09 and is presented below:

	Year ended December 31, 2025
U.S. federal statutory rate	$270,248	21.0%
State and local taxes, net of federal benefit(1)	24,214	1.9
Effect of cross-border tax laws:
United Kingdom	15,601	1.2
Japan	15,187	1.2
Singapore	5,214	0.4
Other jurisdictions	6,673	0.5

Foreign tax effects
United Kingdom:
Statutory tax rate differential	3,046	0.2
Other rate differential items	(16,343)	(1.3)
Japan:
Statutory tax rate differential	2,800	0.2
Other rate differential items	(8,377)	(0.7)
Singapore:
Statutory tax rate differential	(4,698)	(0.4)
Other rate differential items	5,833	0.5
Other foreign jurisdictions:
Statutory tax rate differential	1,339	0.1
Other rate differential items	(4,223)	(0.3)

Tax credits
Foreign tax credits	(12,864)	(1.0)
Research and development tax credits	(699)	(0.1)
Other business tax credits	(1,702)	(0.1)

Changes in valuation allowance	(950)	(0.1)

Nontaxable or nondeductible items
Nondeductible executive compensation expense	19,710	1.5
Other, net	2,874	0.2

Other adjustments
Income passed through to non-controlling interests	(124,348)	(9.6)
Effective tax rate	$198,535	15.3%

(1)State taxes in California and New York and local taxes New York City comprise the majority of the state and local taxes, net of federal benefit.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The reconciliation of the statutory tax rate to the Company’s effective tax rate for periods prior to the adoption of ASU 2023-09 is as follows:

	Year ended December 31,
	2024	2023
Income tax expense at federal statutory rate	21.0%	21.0%
Income passed through to non-controlling interests	(9.3)	(9.6)
State and local taxes, net of federal benefit	1.4	1.7
Foreign taxes	(0.7)	(0.7)
Permanent items	0.1	0.2
Disallowed executive compensation	0.3	0.2
Other, net	0.1	0.3
Valuation allowance	—	(0.1)
Total effective rate	12.9%	13.0%

The disaggregated presentation of income taxes paid that is effective with the adoption of ASU 2023-09 is presented below:

Year ended December 31, 2025
Federal income tax	$35,700
State and local income tax	26,777
Foreign income tax	28,856
Total	$91,333
The following jurisdictions represent approximately 5% of total income taxes paid (net of refunds), or if less than 5%, represent the largest jurisdictions:

Year ended December 31, 2025
State and local income tax
New York	$3,415
New York City	10,702
California	3,941

Foreign income tax
United Kingdom	$14,426
Japan	5,419

Deferred Taxes
The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of December 31, 2025 and 2024. Deferred tax assets, net of the Company are included within other assets within the Consolidated Statements of Financial Condition. Deferred tax liabilities, net of the Consolidated Funds are included within accounts payable, accrued expenses and other liabilities within the Consolidated Statements of Financial Condition.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31,
Deferred Tax Assets and Liabilities of the Company	2025	2024
Deferred tax assets
Amortizable tax basis for AOG Unit exchanges	$638,725	$451,343
Net operating losses and capital loss carryforwards	34,415	1,888
Other, net	30,708	9,793
Total gross deferred tax assets	703,848	463,024
Valuation allowance	(941)	(941)
Total net deferred tax assets	702,907	462,083
Deferred tax liabilities
Investment in partnerships	(350,616)	(220,189)
Total deferred tax liabilities	(350,616)	(220,189)
Deferred tax assets, net	$352,291	$241,894

	As of December 31,
Deferred Tax Assets and Liabilities of the Consolidated Funds	2025	2024
Deferred tax assets
Net operating losses	$9,295	$7,932
Total gross deferred tax assets	9,295	7,932
Valuation allowance	(279)	(1,229)
Total net deferred tax assets	9,016	6,703
Deferred tax liabilities
Investments in partnerships	(23,984)	(15,108)
Total deferred tax liabilities	(23,984)	(15,108)
Deferred tax liabilities, net	$(14,968)	$(8,405)

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
As of December 31, 2025 and 2024, the Company had net operating loss (“NOLs”) carryforwards in the United States and foreign jurisdictions associated with its subsidiaries. As of December 31, 2025 and 2024, the Company had $99.0 million and $7.6 million, respectively, of NOL carryforwards and other tax attributes related to its foreign jurisdictions to reduce future income taxes. With limited exceptions, the deferred tax assets related to operating losses in foreign jurisdictions and certain capital loss carryforwards meet the more likely than not threshold and do not have a valuation allowance recorded for the net balance. As of December 31, 2025 and 2024, the valuation allowance for the Company’s deferred tax assets was $0.9 million, associated with NOLs in certain foreign jurisdictions.
As of December 31, 2025 and 2024, the Consolidated Funds had $42.7 million and $36.4 million, respectively, of NOL carryforwards and other tax attribute to reduce future income taxes for which a partial valuation allowance has been provided. As of December 31, 2025 and 2024, the valuation allowance for the deferred tax assets of the Consolidated Funds was $0.3 million and $1.2 million, respectively, associated with NOL carryforwards related to its Consolidated funds. The NOL carryforwards generally have no expiry.
As of, and for the years ended December 31, 2025, 2024 and 2023, the Company had no significant uncertain tax positions.

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

For the years ended December 31, 2025 and 2024, the two-class method was the more dilutive method. For the year ended December 31, 2023, the treasury stock method was the more dilutive method.

The computation of diluted earnings per share excludes the following restricted units and AOG Units as their effect would have been anti-dilutive under the treasury stock method:

	Year ended December 31,
	2025	2024	2023
Restricted units	N/A	N/A	2,071
AOG Units	N/A	N/A	118,804,252

The following table presents the computation of basic and diluted earnings per common share:

	Year ended December 31,
	2025	2024	2023
Basic earnings per share of Class A and non-voting common stock
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$426,112	$440,961	$474,326
Dividends declared and paid on Class A and non-voting common stock	(985,543)	(742,970)	(571,923)
Distributions on unvested restricted units	(42,570)	(30,766)	(21,303)
Dividends in excess of earnings available to Class A and non-voting common stockholders	$(602,001)	$(332,775)	$(118,900)
Basic weighted-average shares of Class A and non-voting common stock	217,361,945	198,054,451	184,523,524
Dividends in excess of earnings per share of Class A and non-voting common stock	$(2.77)	$(1.68)	$(0.64)
Dividend declared and paid per Class A and non-voting common stock	4.48	3.72	3.08
Basic earnings per share of Class A and non-voting common stock	$1.71	$2.04	$2.44

Diluted earnings per share of Class A and non-voting common stock
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$426,112	$440,961	$474,326
Distributions on unvested restricted units	(42,570)	(30,766)	—
Net income available to Class A and non-voting common stockholders	$383,542	$410,195	$474,326
Effect of dilutive shares:
Restricted units	—	—	9,347,318
Options	—	—	1,902,584
Diluted weighted-average shares of Class A and non-voting common stock	217,361,945	198,054,451	195,773,426
Diluted earnings per share of Class A and non-voting common stock	$1.71	$2.04	$2.42

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
13. EQUITY COMPENSATION
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Year ended December 31,
	2025	2024	2023
Unvested awards	$730,448	$352,851	$255,965
AOG Unit awards	10,101	—	—
Total equity-based compensation expense	$740,549	$352,851	$255,965
Equity Incentive Plan
Equity-based compensation is generally granted under the 2023 Ares Management Corporation Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2025, the total number of shares available for issuance under the Equity Incentive Plan reset to 51,846,506 shares and as of December 31, 2025, 45,127,175 shares remained available for issuance.

Generally, unvested awards are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.

Unvested Awards

Each unvested award represents either a share of the Company’s Class A common stock that is subject to restriction or a restricted unit, representing an unfunded, unsecured right of the holder to receive a share of the Company’s Class A common stock on a specific date. The unvested awards vest and the restrictions lapse or are settled in shares of Class A common stock, as applicable, over service periods up to five years from the grant date, in each case generally subject to the holder’s continued employment as of the applicable vesting date (subject to accelerated vesting upon certain qualifying terminations of employment or retirement eligibility provisions). Compensation expense associated with unvested awards is recognized on a straight-line basis over the requisite service period of the award.

Restricted units are delivered net of the holder’s payroll-related taxes upon vesting. For the year ended December 31, 2025, 5.4 million restricted units vested and 3.1 million shares of Class A common stock were delivered to the holders. For the year ended December 31, 2024, 4.2 million restricted units vested and 2.3 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued, generally have the right to receive as current compensation an amount in cash equal to: (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”).

The following table summarizes the Company’s dividends declared and Dividend Equivalents paid during the year ended December 31, 2025:

Record Date	Dividends Per Share	Dividend Equivalents Paid
March 17, 2025	$1.12	$21,489
June 16, 2025	1.12	20,958
September 16, 2025	1.12	21,095
December 17, 2025	1.12	21,027

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents unvested awards’ activity:

	Unvested Awards	Weighted Average Grant Date Fair Value Per Unvested Award
Balance as of December 31, 2024	17,968,940	$79.11
Granted	7,455,032	185.19
Vested	(5,393,967)	80.37
Forfeited	(269,399)	100.68
Balance as of December 31, 2025	19,760,606	$118.49

The total compensation expense expected to be recognized in all future periods associated with unvested awards is $1,532.7 million as of December 31, 2025 and is expected to be recognized over the remaining weighted average period of 3.3 years.

Other Equity-Based Compensation

In connection with the GCP Acquisition, the Company granted 0.3 million AOG Unit awards to certain professionals. Of the total AOG Unit awards granted, 0.1 million units vested on the close date of the GCP Acquisition and the remaining 0.2 million units vest in three equal installments on each of the first three anniversaries of the GCP Acquisition close date, subject to the holder’s continued employment as of the applicable vesting dates. The weighted average grant date fair value per unvested AOG Unit award was $170.94. The total compensation expense expected to be recognized in all future periods associated with unvested AOG Unit awards is $26.2 million as of December 31, 2025 and is expected to be recognized over the remaining weighted average period of 2.2 years.

See “Note 3. Business Combinations” for a further description of the equity compensation expense from the GCP Acquisition.

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
Except as otherwise expressly provided in the Company’s Certificate of Incorporation (the “Certificate of Incorporation”), the Company’s common stockholders are entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote under the Delaware General Corporation Law (the “DGCL”), including the election of the Company’s board of directors. Holders of shares of the Company’s Class A common stock are entitled to one vote per share of the Company’s Class A common stock. On any date on which the Ares Ownership Condition (as defined in the Certificate of Incorporation) is satisfied, holders of shares of the Company’s Class B common stock are, in the aggregate, entitled to a number of votes equal to (x) four times the aggregate number of votes attributable to the Company’s Class A common stock minus (y) the aggregate number of votes attributable to the Company’s Class C common stock. On any date on which the Ares Ownership Condition is not satisfied, holders of shares of the Company’s Class B common stock are not entitled to vote on any matter submitted to a vote of the Company’s stockholders. The holder of shares of the Company’s Class C common stock is generally entitled to a number of votes equal to the number of AOG Units (as defined in the Certificate of Incorporation) held of record by each Ares Operating Group Limited Partner (as defined in the Certificate of Incorporation) other than the Company and its subsidiaries. Changes in Class C common stock are directly proportional to changes in Ares Owners Holdings L.P.’s ownership interest in the AOG entities.
The Company has a stock repurchase program that allows for the repurchase of up to $750.0 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The renewal of the program is

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
subject to authorization by the Company’s board of directors on an annual basis. As of December 31, 2025, the program was scheduled to expire in March 2026. In February 2026, the renewal of the program was authorized by the Company’s board of directors and will expire in March 2027. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the years ended December 31, 2025, 2024 and 2023, the Company did not repurchase any shares as part of the stock repurchase program.

The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance as of December 31, 2024	199,872,571	3,489,911	1,000	109,806,689	313,170,171
Issuance of common stock, net of shares retired for tax	10,471,054	—	—	303,500	10,774,554
Exchanges of AOG Units	5,031,068	—	—	(5,031,068)	—
Vesting of restricted unit awards, net of shares withheld for tax	3,090,736	—	—	—	3,090,736
Balance as of December 31, 2025	218,465,429	3,489,911	1,000	105,079,121	327,035,461

The following table presents each partner’s AOG Units and corresponding ownership interest in each of the AOG entities, as well as its daily average ownership of AOG Units in each of the AOG entities:

					Daily Average Ownership
	As of December 31, 2025		As of December 31, 2024		Year ended December 31,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2025	2024	2023
Ares Management Corporation	221,955,340	67.87%	203,362,482	64.94%	66.95%	63.61%	60.83%
Ares Owners Holdings L.P.	105,079,121	32.13	109,806,689	35.06	33.05	36.39	39.17
Total	327,034,461	100.00%	313,169,171	100.00%

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

Preferred Stock

As of December 31, 2025 and 2024, the Company had 30,000,000 shares of Series B mandatory convertible preferred stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series B mandatory convertible preferred stock are payable quarterly at a rate per annum equal to 6.75%. Dividends on Series B mandatory convertible preferred stock are cumulative and the Series B mandatory convertible preferred stock, unless previously converted or redeemed, will automatically convert into the Company’s Class A common stock on October 1, 2027. Unless converted earlier in accordance with its terms, each share of Series B mandatory convertible preferred stock will automatically convert on the mandatory conversion date into between 0.2717 and 0.3260 shares of the Company’s Class A common stock, in each case, subject to customary anti-dilution adjustments. The conversion rate that will apply to mandatory conversions will be determined based on the average of the daily volume-weighted average prices over the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately before October 1, 2027.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Redeemable Interest

Redeemable interest in AOG entities represents third-party ownership interests in certain investments and is presented at the redemption amount within mezzanine equity within the Consolidated Statements of Financial Condition.

As of December 31, 2024, 50,000,000 of AAC II (as defined below) Class A ordinary shares were presented at the redemption amount within mezzanine equity within the Consolidated Statements of Financial Condition.
In September 2025, Kodiak AI, Inc. (Nasdaq: KDK) (f/k/a Ares Acquisition Corporation II, or “AAC II”) completed a business combination with Kodiak Robotics, Inc. In connection with the transaction, AAC II was renamed KDK, and the Company’s investments in AAC II were converted into various interests in KDK, including KDK common shares and warrants, as well as unvested KDK common shares and the potential to receive additional KDK common shares, each subject to certain performance conditions. These investments represent non-controlling financial interests and are presented within investments within the Consolidated Statements of Financial Condition. Following the business combination, the Company no longer held a controlling financial interest in AAC II, resulting in the deconsolidation of AAC II.

For the year ended December 31, 2025, changes in value of the Company’s investments in KDK included: (i) $68.3 million of unrealized performance income related to KDK common shares; and (ii) $49.8 million of unrealized performance income related to KDK common shares subject to vesting upon achievement of certain performance conditions. These investments were received in exchange for previously held AAC II Class A ordinary shares with a nominal cost basis, and the changes in value are presented within carried interest allocation within the Consolidated Statements of Operations.

Additionally, for the year ended December 31, 2025, the Company recognized net unrealized gains of $27.8 million related to the remainder of its investments in KDK, presented within net realized and unrealized gains on investments within the Consolidated Statements of Operations.

The Company’s investments in KDK common shares and warrants are classified as Level I in the fair value hierarchy. The Company’s investments in unvested KDK common shares and the potential to receive additional KDK common shares, each subject to performance conditions, are classified as Level III, with fair value determined using a Monte Carlo simulation.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table summarizes the activities associated with the redeemable interest in AOG entities:

Total
Balance as of December 31, 2022	$93,129
Changes in ownership interests and related tax benefits	(66,507)
Distributions	(2,883)
Net income	226
Currency translation adjustment, net of tax	(41)
Equity compensation	174
Balance as of December 31, 2023	24,098
Distributions	(302)
Net income	103
Currency translation adjustment, net of tax	(403)
Balance as of December 31, 2024	23,496
Distributions	(300)
Net income	1,349
Currency translation adjustment, net of tax	751
Balance as of December 31, 2025	$25,296

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance as of December 31, 2022	$1,013,282
Gross proceeds from the initial public offering of AAC II	500,000
Change in redemption value	55,530
Redemptions from Class A ordinary shares of Ares Acquisition Corporation (formerly NYSE: AAC)	(1,045,874)
Balance as of December 31, 2023	522,938
Change in redemption value	27,762
Balance as of December 31, 2024	550,700
Redemptions from Class A ordinary shares of AAC II	(509,503)
Change in redemption value	21,707
Deconsolidation of AAC II	(62,904)
Balance as of December 31, 2025	$—

15. SEGMENT REPORTING

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

Other: Other represents a compilation of operating segments and strategic investments that seek to expand the Company’s reach and its scale in new and existing global markets but individually are not yet material to the Company’s results. These results include activities from: (i) Ares Insurance Solutions (“AIS”), the Company’s insurance platform that provides solutions to insurance clients including asset management, capital solutions and corporate development; (ii) the

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
SPACs sponsored by the Company; (iii) a venture capital business with fund strategies that are focused on growth-stage companies and applied artificial intelligence, among others; and (iv) other initiatives, such as activities from the Company’s investments in certain structured financing vehicles.

The Operations Management Group (the “OMG”) consists of shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy, relationship management, and distribution, including the Company’s wealth distribution platform, Ares Wealth Management Solutions (“AWMS”). AWMS facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of the Company’s managed funds and vehicles, which may reimburse the OMG for expenses either equal to the costs of services provided or as a percentage of invested capital. The OMG’s revenues and expenses are not allocated to the Company’s operating segments but the Company does consider the financial results of the OMG when evaluating its financial performance.

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

FRE, a non-GAAP measure that is a component of RI, is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees and fee related performance revenues, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it excludes net performance income, investment income and adjusts for certain other items that the Company believes are not indicative of its core operating performance. Fee related performance revenues, together with fee related performance compensation, is presented within FRE because it represents incentive fees from perpetual capital vehicles that is measured and eligible to be received on a recurring basis and not dependent on realization events from the underlying investments.

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

Many of the Ares Funds managed by the Company have mandates that allow for investing across different geographic regions, including North America, South America, Europe, APAC and the Middle East. The primary geographic region in which the Company invests in is North America and the majority of its revenues are generated in North America.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Year ended December 31, 2025
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total Segments	OMG	Total
Management fees	$2,529,312	$678,355	$276,292	$139,172	$59,791	$3,682,922	$—	$3,682,922
Fee related performance revenues	210,356	35,665	55,288	—	—	301,309	—	301,309
Other fees	52,895	181,104	6,580	1,824	2,700	245,103	27,604	272,707
Compensation and benefits	(788,989)	(315,616)	(91,834)	(60,701)	(26,066)	(1,283,206)	(534,113)	(1,817,319)
General, administrative and other expenses	(178,863)	(114,848)	(37,920)	(21,975)	(9,021)	(362,627)	(301,692)	(664,319)
Fee related earnings	1,824,711	464,660	208,406	58,320	27,404	2,583,501	(808,201)	1,775,300
Performance income—realized	383,892	99,813	177	42,402	—	526,284	—	526,284
Performance related compensation—realized	(257,290)	(67,883)	(106)	(31,994)	—	(357,273)	—	(357,273)
Realized net performance income	126,602	31,930	71	10,408	—	169,011	—	169,011
Investment income (loss)—realized	14,321	31,356	1,645	(15,659)	8,425	40,088	1,355	41,443
Interest income	6,704	6,895	1,176	2,025	14,489	31,289	2,907	34,196
Interest expense	(20,041)	(92,787)	(7,998)	(15,555)	(34,898)	(171,279)	(363)	(171,642)
Realized net investment income (loss)	984	(54,536)	(5,177)	(29,189)	(11,984)	(99,902)	3,899	(96,003)
Realized income	$1,952,297	$442,054	$203,300	$39,539	$15,420	$2,652,610	$(804,302)	$1,848,308

	Year ended December 31, 2024
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total Segments	OMG	Total
Management fees	$2,177,816	$401,968	$197,287	$137,130	$43,229	$2,957,430	$—	$2,957,430
Fee related performance revenues	202,703	—	28,834	—	—	231,537	—	231,537
Other fees	41,819	27,263	222	1,695	523	71,522	20,357	91,879
Compensation and benefits	(692,309)	(160,357)	(66,290)	(56,830)	(21,482)	(997,268)	(421,268)	(1,418,536)
General, administrative and other expenses	(161,872)	(56,768)	(33,881)	(21,449)	(6,584)	(280,554)	(220,019)	(500,573)
Fee related earnings	1,568,157	212,106	126,172	60,546	15,686	1,982,667	(620,930)	1,361,737
Performance income—realized	326,202	60,317	361	43,299	—	430,179	—	430,179
Performance related compensation—realized	(207,794)	(37,283)	110	(36,334)	—	(281,301)	—	(281,301)
Realized net performance income	118,408	23,034	471	6,965	—	148,878	—	148,878
Investment income (loss)—realized	21,159	5,184	2,565	1,926	9,467	40,301	(650)	39,651
Interest income	11,671	7,649	972	1,970	35,810	58,072	1,723	59,795
Interest expense(1)	(31,285)	(29,763)	(29,144)	(18,906)	(33,142)	(142,240)	(701)	(142,941)
Realized net investment income (loss)	1,545	(16,930)	(25,607)	(15,010)	12,135	(43,867)	372	(43,495)
Realized income	$1,688,110	$218,210	$101,036	$52,501	$27,821	$2,087,678	$(620,558)	$1,467,120

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2023
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total Segments	OMG	Total
Management fees	$1,853,326	$389,437	$174,942	$126,721	$27,087	$2,571,513	$—	$2,571,513
Fee related performance revenues	167,333	334	12,782	—	—	180,449	—	180,449
Other fees	36,640	29,695	22	1,693	374	68,424	23,685	92,109
Compensation and benefits	(624,741)	(153,870)	(62,160)	(58,408)	(15,812)	(914,991)	(361,124)	(1,276,115)
General, administrative and other expenses	(115,546)	(46,789)	(21,199)	(16,949)	(3,119)	(203,602)	(200,613)	(404,215)
Fee related earnings	1,317,012	218,807	104,387	53,057	8,530	1,701,793	(538,052)	1,163,741
Performance income—realized	323,733	20,990	5,460	65,716	—	415,899	—	415,899
Performance related compensation—realized	(211,976)	(12,768)	(4,678)	(52,984)	—	(282,406)	—	(282,406)
Realized net performance income	111,757	8,222	782	12,732	—	133,493	—	133,493
Investment income (loss)—realized	36,490	3,392	4,523	(712)	2,962	46,655	(470)	46,185
Interest income	9,788	3,165	344	38	13,831	27,166	1,218	28,384
Interest expense(1)	(20,643)	(23,433)	(27,119)	(14,331)	(20,593)	(106,119)	(156)	(106,275)
Realized net investment income (loss)	25,635	(16,876)	(22,252)	(15,005)	(3,800)	(32,298)	592	(31,706)
Realized income	$1,454,404	$210,153	$82,917	$50,784	$4,730	$1,802,988	$(537,460)	$1,265,528

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

The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income (loss):

	Year ended December 31,
	2025	2024	2023
Segment revenues
Management fees	$3,682,922	$2,957,430	$2,571,513
Fee related performance revenues	301,309	231,537	180,449
Other fees	245,103	71,522	68,424
Performance income—realized	526,284	430,179	415,899
Total segment revenues	$4,755,618	$3,690,668	$3,236,285
Segment expenses
Compensation and benefits	$1,283,206	$997,268	$914,991
General, administrative and other expenses	362,627	280,554	203,602
Performance related compensation—realized	357,273	281,301	282,406
Total segment expenses	$2,003,106	$1,559,123	$1,400,999
Segment realized net investment income (loss)
Investment income—realized	$40,088	$40,301	$46,655
Interest income	31,289	58,072	27,166
Interest expense	(171,279)	(142,240)	(106,119)
Total segment realized net investment loss	$(99,902)	$(43,867)	$(32,298)

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Year ended December 31,
	2025	2024	2023
Total consolidated revenue	$5,601,482	$3,884,781	$3,631,884
Performance income—unrealized	(762,534)	(109,533)	(305,370)
Management fees of Consolidated Funds eliminated in consolidation	44,772	46,597	48,201
Performance income of Consolidated Funds eliminated in consolidation	33,873	28,135	13,672
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	9,669	525	7,166
Administrative fees(1)	(93,613)	(70,363)	(63,144)
OMG revenue	(27,604)	(20,357)	(23,685)
Principal investment income, net of eliminations	(48,149)	(45,424)	(36,516)
Net revenue of non-controlling interests in consolidated subsidiaries	(2,278)	(23,693)	(35,923)
Total consolidation adjustments and reconciling items	(845,864)	(194,113)	(395,599)
Total segment revenue	$4,755,618	$3,690,668	$3,236,285

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

The following table reconciles the Company’s consolidated expenses to segment expenses:

	Year ended December 31,
	2025	2024	2023
Total consolidated expenses	$4,708,766	$2,938,691	$2,797,858
Performance related compensation-unrealized	(594,661)	(36,823)	(206,923)
Expenses of Consolidated Funds added in consolidation	(106,639)	(69,320)	(93,167)
Expenses of Consolidated Funds eliminated in consolidation	53,928	48,441	50,108
Administrative fees(1)	(93,613)	(70,363)	(62,773)
OMG expenses	(835,805)	(641,287)	(561,737)
Acquisition and merger-related expense	(65,363)	(57,360)	(12,000)
Equity compensation expense	(740,549)	(352,851)	(255,790)
Acquisition-related compensation expense(2)	(105,202)	(38,150)	(7,334)
Placement fee adjustment	3,891	(5,715)	5,819
Depreciation and amortization expense	(241,925)	(157,341)	(233,185)
Expense of non-controlling interests in consolidated subsidiaries	20,278	1,201	(19,877)
Total consolidation adjustments and reconciling items	(2,705,660)	(1,379,568)	(1,396,859)
Total segment expenses	$2,003,106	$1,559,123	$1,400,999

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Represents bonus payments, a portion of earnouts and other costs recorded in connection with various acquisitions that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Consolidated Statements of Operations. See “Note 9. Commitments and Contingencies” for a further description of the various contingent earnout arrangements.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated other income to segment realized net investment loss:

	Year ended December 31,
	2025	2024	2023
Total consolidated other income	$394,177	$329,262	$499,037
Investment income—unrealized	(467,995)	(5,613)	(178,481)
Interest and other investment loss—unrealized	27,299	—	—
Other income, net of Consolidated Funds added in consolidation	(526,448)	(379,090)	(492,848)
Total consolidated other expense (income), net of Consolidated Funds eliminated in consolidation	34,932	(12,835)	(16,485)
OMG other (income) expense	(11,119)	(4,413)	1,074
Principal investment income	138,608	38,367	155,632
Other (income) expense, net	303,200	(12,172)	976
Other loss (income) of non-controlling interests in consolidated subsidiaries	7,444	2,627	(1,203)
Total consolidation adjustments and reconciling items	(494,079)	(373,129)	(531,335)
Total segment realized net investment loss	$(99,902)	$(43,867)	$(32,298)

The following table presents the reconciliation of income before taxes as reported in the Consolidated Statements of Operations to segment results of RI and FRE:

	Year ended December 31,
	2025	2024	2023
Income before taxes	$1,286,893	$1,275,352	$1,333,063
Adjustments:
Depreciation and amortization expense	241,925	157,341	233,185
Equity compensation expense	740,549	352,851	255,419
Acquisition-related compensation expense(1)	105,202	38,150	7,334
Acquisition, merger and transaction-related expense	65,363	57,360	12,000
Placement fee adjustment	(3,891)	5,715	(5,819)
OMG expense, net	797,082	616,517	539,126
Other (income) expense, net	303,200	(12,172)	976
Income before taxes of non-controlling interests in consolidated subsidiaries	(15,112)	(22,267)	(17,249)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(260,032)	(302,846)	(278,119)
Total performance income—unrealized	(762,534)	(109,533)	(305,370)
Total performance related compensation—unrealized	594,661	36,823	206,923
Total net investment income—unrealized	(440,696)	(5,613)	(178,481)
Realized income	2,652,610	2,087,678	1,802,988
Total performance income—realized	(526,284)	(430,179)	(415,899)
Total performance related compensation—realized	357,273	281,301	282,406
Total net investment loss—realized	99,902	43,867	32,298
Fee related earnings	$2,583,501	$1,982,667	$1,701,793

(1)Represents bonus payments, a portion of earnouts and other costs recorded in connection with various acquisitions that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Consolidated Statements of Operations. See “Note 9. Commitments and Contingencies” for a further description of the various contingent earnout arrangements.

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

The Company’s interests in consolidated and non-consolidated VIEs, as presented within the Consolidated Statements of Financial Condition, its respective maximum exposure to loss relating to non-consolidated VIEs, and its net income attributable to non-controlling interests related to consolidated VIEs, as presented within the Consolidated Statements of Operations, are as follows:

	As of December 31,
	2025	2024
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs(1)	$469,455	$386,927
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs(1)	1,346,592	791,133
Assets of consolidated VIEs	13,468,979	13,698,611
Liabilities of consolidated VIEs	9,354,024	10,879,735

(1) The Company’s maximum exposure of loss for CLO securities was $78.4 million as of December 31, 2025, which represents the fair value of its capital interests in CLOs that are managed by the Company.

	Year ended December 31,
	2025	2024	2023
Net income attributable to non-controlling interests related to consolidated VIEs	$271,362	$269,743	$204,571

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of December 31, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$488,896	$—	$—	$488,896
Investments (includes $3,972,748 of accrued carried interest)	6,940,314	—	(1,431,867)	5,508,447
Due from affiliates	1,446,083	—	(25,865)	1,420,218
Other assets	1,032,138	—	—	1,032,138
Right-of-use operating lease assets	517,351	—	—	517,351
Intangible assets, net	2,115,830	—	—	2,115,830
Goodwill	3,454,107	—	—	3,454,107
Assets of Consolidated Funds
Cash and cash equivalents	—	959,088	—	959,088
Investments, at fair value	—	12,844,886	—	12,844,886
Receivable for securities sold	—	228,442	—	228,442
Other assets	—	63,966	—	63,966
Total assets	$15,994,719	$14,096,382	$(1,457,732)	$28,633,369
Liabilities
Accounts payable, accrued expenses and other liabilities	$1,204,618	$—	$(151)	$1,204,467
Accrued compensation	472,978	—	—	472,978
Due to affiliates	810,409	—	—	810,409
Performance related compensation payable	2,951,333	—	—	2,951,333
Debt obligations	3,941,415	—	—	3,941,415
Operating lease liabilities	669,999	—	—	669,999
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	105,722	(585)	105,137
Due to affiliates	—	25,021	(25,021)	—
Payable for securities purchased	—	165,391	—	165,391
CLO loan obligations, at fair value	—	7,424,717	(65,645)	7,359,072
Fund borrowings	—	2,251,780	—	2,251,780
Total liabilities	10,050,752	9,972,631	(91,402)	19,931,981
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	25,296	—	—	25,296
Non-controlling interest in Consolidated Funds	—	4,123,751	(1,219,893)	2,903,858
Non-controlling interest in Ares Operating Group entities	1,543,823	—	(47,052)	1,496,771
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding)	1,460,030	—	—	1,460,030
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (218,465,429 shares issued and outstanding)	2,185	—	—	2,185
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (105,079,121 shares issued and outstanding)	1,051	—	—	1,051
Additional paid-in-capital	4,342,063	—	(99,385)	4,242,678
Accumulated deficit	(1,452,259)	—	—	(1,452,259)
Accumulated other comprehensive income, net of tax	21,743	—	—	21,743
Total stockholders’ equity	4,374,848	—	(99,385)	4,275,463
Total equity	5,918,671	4,123,751	(1,366,330)	8,676,092
Total liabilities, redeemable interest, non-controlling interests and equity	$15,994,719	$14,096,382	$(1,457,732)	$28,633,369

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$3,725,239	$—	$(44,772)	$3,680,467
Carried interest allocation	1,185,584	—	(31,608)	1,153,976
Incentive fees	364,718	—	(2,265)	362,453
Principal investment income	138,608	—	(90,459)	48,149
Administrative, transaction and other fees	366,106	—	(9,669)	356,437
Total revenues	5,780,255	—	(178,773)	5,601,482
Expenses
Compensation and benefits	2,565,625	—	—	2,565,625
Performance related compensation	1,094,355	—	—	1,094,355
General, administrative and other expense	996,075	—	—	996,075
Expenses of the Consolidated Funds	—	106,639	(53,928)	52,711
Total expenses	4,656,055	106,639	(53,928)	4,708,766
Other income (expense)
Net realized and unrealized gains on investments	346,588	—	(39,006)	307,582
Interest and dividend income	48,039	—	(588)	47,451
Interest expense	(171,642)	—	—	(171,642)
Other expense, net	(320,324)	—	579	(319,745)
Net realized and unrealized gains on investments of the Consolidated Funds	—	554,513	(3,437)	551,076
Interest and other income of the Consolidated Funds	—	575,273	—	575,273
Interest expense of the Consolidated Funds	—	(603,338)	7,520	(595,818)
Total other income (expense), net	(97,339)	526,448	(34,932)	394,177
Income before taxes	1,026,861	419,809	(159,777)	1,286,893
Income tax expense	192,407	6,128	—	198,535
Net income	834,454	413,681	(159,777)	1,088,358
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	413,681	(159,777)	253,904
Net income attributable to Ares Operating Group entities	834,454	—	—	834,454
Less: Net income attributable to redeemable interest in Ares Operating Group entities	1,349	—	—	1,349
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	305,743	—	—	305,743
Net income attributable to Ares Management Corporation	527,362	—	—	527,362
Less: Series B mandatory convertible preferred stock dividends declared	101,250	—	—	101,250
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$426,112	$—	$—	$426,112

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities
Net income	$834,454	$413,681	$(159,777)	$1,088,358
Adjustments to reconcile net income to net cash provided by operating activities:
Equity compensation expense	740,549	—	—	740,549
Depreciation and amortization	243,149	—	—	243,149
Net realized and unrealized gains on investments	(438,992)	—	123,623	(315,369)
Changes in value of contingent earnout arrangements	349,706	—	—	349,706
Investments purchased	(349,387)	—	128,541	(220,846)
Proceeds from sale of investments	474,211	—	(149,777)	324,434
Other non-cash amounts	923	—	—	923
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains on investments	—	(554,513)	3,437	(551,076)
Investments purchased	—	(8,284,076)	—	(8,284,076)
Proceeds from sale of investments	—	9,830,928	—	9,830,928
Other non-cash amounts	—	(212,962)	—	(212,962)
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(76,075)	—	38,273	(37,802)
Due to/from affiliates	338,727	—	(153,976)	184,751
Other assets	(228,410)	—	—	(228,410)
Accrued compensation and benefits	132,401	—	—	132,401
Accounts payable, accrued expenses and other liabilities	91,832	—	130	91,962
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	—	—	268,401	268,401
Net cash relinquished with deconsolidation of Consolidated Funds	—	(151,500)	—	(151,500)
Change in other assets and receivables held at Consolidated Funds	—	(163,403)	205,762	42,359
Change in other liabilities and payables held at Consolidated Funds	—	(28,801)	(120)	(28,921)
Net cash provided by operating activities	2,113,088	849,354	304,517	3,266,959
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements, net of disposals	(72,178)	—	—	(72,178)
Acquisitions, net of cash acquired	(1,731,461)	—	—	(1,731,461)
Net cash used in investing activities	(1,803,639)	—	—	(1,803,639)
Cash flows from financing activities
Proceeds from Credit Facility	2,860,000	—	—	2,860,000
Repayments of Credit Facility	(1,480,000)	—	—	(1,480,000)
Dividends and distributions	(1,756,688)	—	—	(1,756,688)
Taxes paid related to net share settlement of equity awards	(436,869)	—	—	(436,869)
Other financing activities	1,914	—	—	1,914
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	906,990	(59,559)	847,431
Distributions to non-controlling interests in Consolidated Funds	—	(889,978)	23,443	(866,535)
Redemptions of redeemable interests in Consolidated Funds	—	(509,503)	—	(509,503)
Borrowings under loan obligations by Consolidated Funds	—	1,551,874	—	1,551,874
Repayments under loan obligations by Consolidated Funds	—	(2,638,793)	—	(2,638,793)
Net cash used in financing activities	(811,643)	(1,579,410)	(36,116)	(2,427,169)
Effect of exchange rate changes	(65,915)	10,684	—	(55,231)
Net change in cash and cash equivalents	(568,109)	(719,372)	268,401	(1,019,080)
Cash and cash equivalents, beginning of period	1,507,975	1,227,490	(1,227,489)	1,507,976
Cash and cash equivalents, end of period	$939,866	$508,118	$(959,088)	$488,896
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$1,657,882	$—	$—	$1,657,882
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$165,392	$510,410	$—	$675,802
Cash paid during the period for income taxes	$91,015	$318	$—	$91,333

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2024
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities
Net income	$814,963	$302,696	$(6,924)	$1,110,735
Adjustments to reconcile net income to net cash provided by operating activities:
Equity compensation expense	352,851	—	—	352,851
Depreciation and amortization	158,578	—	—	158,578
Net realized and unrealized gains on investments	(3,399)	—	(18,064)	(21,463)
Investments purchased	(606,536)	—	25,792	(580,744)
Proceeds from sale of investments	799,221	—	(115,583)	683,638
Other non-cash amounts	11,755	—	—	11,755
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains on investments	—	(291,534)	(22,429)	(313,963)
Investments purchased	—	(5,927,444)	—	(5,927,444)
Proceeds from sale of investments	—	7,569,165	—	7,569,165
Other non-cash amounts	—	(48,963)	—	(48,963)
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(214,989)	—	26,815	(188,174)
Due to/from affiliates	214,999	—	8,499	223,498
Other assets	(252,644)	—	—	(252,644)
Accrued compensation and benefits	(7,096)	—	—	(7,096)
Accounts payable, accrued expenses and other liabilities	137,021	—	11,363	148,384
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	—	—	(77,978)	(77,978)
Net cash relinquished with deconsolidation of Consolidated Funds	—	(46,205)	—	(46,205)
Change in other assets and receivables held at Consolidated Funds	—	(44,647)	(5,127)	(49,774)
Change in other liabilities and payables held at Consolidated Funds	—	47,464	(466)	46,998
Net cash provided by operating activities	1,404,724	1,560,532	(174,102)	2,791,154
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements, net of disposals	(91,509)	—	—	(91,509)
Acquisitions, net of cash acquired	(67,895)	—	—	(67,895)
Net cash used in investing activities	(159,404)	—	—	(159,404)
Cash flows from financing activities
Net proceeds from issuance of Series B mandatory convertible preferred stock	1,458,771	—	—	1,458,771
Net proceeds from issuance of Class A common stock	407,124	—	—	407,124
Proceeds from Credit Facility	1,210,000	—	—	1,210,000
Proceeds from issuance of senior notes	736,010	—	—	736,010
Repayments of Credit Facility	(2,105,000)	—	—	(2,105,000)
Repayment of senior notes	(250,000)	—	—	(250,000)
Dividends and distributions	(1,310,896)	—	—	(1,310,896)
Stock option exercises	1,511	—	—	1,511
Taxes paid related to net share settlement of equity awards	(227,532)	—	—	(227,532)
Other financing activities	2,285	—	—	2,285
Allocable to non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	569,479	69,675	639,154
Distributions to non-controlling interests in Consolidated Funds	—	(150,470)	26,449	(124,021)
Borrowings under loan obligations by Consolidated Funds	—	359,351	—	359,351
Repayments under loan obligations by Consolidated Funds	—	(2,228,351)	—	(2,228,351)
Net cash used in financing activities	(77,727)	(1,449,991)	96,124	(1,431,594)
Effect of exchange rate changes	(7,892)	(32,562)	—	(40,454)
Net change in cash and cash equivalents	1,159,701	77,979	(77,978)	1,159,702
Cash and cash equivalents, beginning of period	348,274	1,149,511	(1,149,511)	348,274
Cash and cash equivalents, end of period	$1,507,975	$1,227,490	$(1,227,489)	$1,507,976
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$21,002	$—	$—	$21,002
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$132,645	$734,115	$—	$866,760
Cash paid during the period for income taxes	$107,193	$377	$—	$107,570

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2023
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities
Net income	$885,796	$395,858	$(121,562)	$1,160,092
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity compensation expense	255,965	—	—	255,965
Depreciation and amortization	231,712	—	—	231,712
Net realized and unrealized gains on investments	(197,874)	—	107,137	(90,737)
Investments purchased	(726,051)	—	218,119	(507,932)
Proceeds from sale of investments	214,938	—	(8,775)	206,163
Other non-cash amounts	74	—	—	74
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains on investments	—	(239,802)	(22,898)	(262,700)
Investments purchased	—	(8,847,856)	—	(8,847,856)
Proceeds from sale of investments	—	8,149,617	—	8,149,617
Other non-cash amounts	—	(101,465)	—	(101,465)
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(61,429)	—	12,571	(48,858)
Due to/from affiliates	(200,704)	—	(19,717)	(220,421)
Other assets	21,532	—	—	21,532
Accrued compensation and benefits	20,383	—	—	20,383
Accounts payable, accrued expenses and other liabilities	28,765	—	(901)	27,864
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	—	—	(424,870)	(424,870)
Net cash relinquished with deconsolidation of Consolidated Funds	—	(623)	—	(623)
Change in other assets and receivables held at Consolidated Funds	—	(53,916)	33,669	(20,247)
Change in other liabilities and payables held at Consolidated Funds	—	219,046	—	219,046
Net cash provided by (used in) operating activities	473,107	(479,141)	(227,227)	(233,261)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements, net of disposals	(67,183)	—	—	(67,183)
Acquisitions, net of cash acquired	(43,896)	—	—	(43,896)
Net cash used in investing activities	(111,079)	—	—	(111,079)
Cash flows from financing activities
Proceeds from Credit Facility	1,410,000	—	—	1,410,000
Proceeds from issuance of senior notes	499,010	—	—	499,010
Repayments of Credit Facility	(1,215,000)	—	—	(1,215,000)
Dividends and distributions	(1,030,666)	—	—	(1,030,666)
Stock option exercises	85,959	—	—	85,959
Taxes paid related to net share settlement of equity awards	(157,007)	—	—	(157,007)
Other financing activities	2,943	—	—	2,943
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	1,071,575	(216,119)	855,456
Distributions to non-controlling interests in Consolidated Funds	—	(119,604)	18,476	(101,128)
Redemptions of redeemable interests in Consolidated Funds	—	(1,045,874)	—	(1,045,874)
Borrowings under loan obligations by Consolidated Funds	—	1,387,297	—	1,387,297
Repayments under loan obligations by Consolidated Funds	—	(398,864)	—	(398,864)
Net cash provided by (used in) financing activities	(404,761)	894,530	(197,643)	292,126
Effect of exchange rate changes	1,020	9,481	—	10,501
Net change in cash and cash equivalents	(41,713)	424,870	(424,870)	(41,713)
Cash and cash equivalents, beginning of period	389,987	724,641	(724,641)	389,987
Cash and cash equivalents, end of period	$348,274	$1,149,511	$(1,149,511)	$348,274
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$239,545	$—	$—	$239,545
Equity issued in connection with settlement of management incentive program	$245,647	$—	$—	$245,647
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$98,920	$623,723	$—	$722,643
Cash paid during the period for income taxes	$61,563	$444	$—	$62,007

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
17. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after December 31, 2025 through the date the consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In February 2026, the Company’s board of directors declared a quarterly dividend of $1.35 per share of Class A and non-voting common stock payable on March 31, 2026 to common stockholders of record at the close of business on March 17, 2026.
In February 2026, the Company’s board of directors declared a quarterly dividend of $0.84375 per share of Series B mandatory convertible preferred stock payable on April 1, 2026 to preferred stockholders of record on March 15, 2026.