Form 10-Q
period 2026-03-31
Ares Management Corp
filed 2026-05-08
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 5, 2026, there were 222,028,421 shares of the registrant’s Class A common stock outstanding, 3,489,911 shares of the registrant’s non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, 104,328,294 shares of the registrant’s Class C common stock outstanding and 30,000,000 shares of the registrant’s Series B mandatory convertible preferred stock outstanding.

TABLE OF

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or negative versions of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025, under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

•“Holdco Members” refers to Michael Arougheti, David Kaplan, Antony Ressler, Bennett Rosenthal and R. Kipp deVeer;

•“incentive eligible AUM” or “IEAUM” generally refers to the AUM of our funds and other entities from which carried interest and incentive fees may be generated, regardless of whether or not they are currently generating carried interest and incentive fees. It generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees), as well as proceeds raised in the initial public offerings of SPACs sponsored by us, less any redemptions. With respect to the AUM of certain publicly-traded and perpetual wealth funds that generate Part II Fees, only Part II Fees may be generated from IEAUM;

•“incentive generating AUM” or “IGAUM” refers to the AUM of our funds and other entities that are currently generating carried interest and incentive fees on a realized or unrealized basis. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees). Certain publicly-traded and perpetual wealth funds that generate Part II Fees are only included in IGAUM when Part II Fees are being generated;

•“management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of fair value of assets, total commitments, invested capital, GAV, NAV, net investment income, total assets or par value of the investment portfolios managed by us. Management fees include Part I Fees, a quarterly fee based on the net investment income of certain publicly-traded and perpetual wealth funds;

•“net performance income” refers to performance income net of related compensation that is typically payable to our professionals;

•“our funds” refers to the funds, alternative asset companies, trusts, co-investment vehicles and other entities and accounts that are managed or co-managed by the Ares Operating Group, and which are structured to pay fees. It also includes funds managed by IHAM, a wholly owned portfolio company of ARCC and an SEC-registered investment adviser;

•“Part I Fees” refers to a quarterly fee on the net investment income of certain publicly-traded or perpetual wealth funds. Such fees are classified as management fees as they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter, unless subject to a payment deferral;

•“Part II Fees” refers to fees from certain publicly-traded or perpetual wealth funds that are paid in arrears as of the end of each calendar year when the respective cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of respective Part II Fees paid in all prior years since inception;

•“performance income” refers to income we earn based on the performance of a fund that is generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either carried interest or incentive fees earned from funds with stated investment periods;

•“perpetual capital” refers to the AUM of publicly-traded funds, perpetual wealth funds, commingled funds and managed accounts that have an indefinite term, are not in liquidation, and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Perpetual Capital - Managed Accounts refers to managed accounts for single investors primarily in illiquid strategies that meet the perpetual capital criteria. Perpetual Capital - Private Commingled Funds refers to commingled funds that meet the perpetual capital criteria, not including our publicly-traded funds or our perpetual wealth funds. Perpetual capital may be withdrawn by investors under certain conditions, including through an election to redeem an investor’s fund investment or to terminate the investment management agreement, which in certain cases may be terminated on 30 days’ prior written notice. In addition, the investment management or advisory agreements of certain of our publicly-traded funds and our perpetual wealth funds have one year terms, which are subject to annual renewal by such funds;

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

•“SEC” refers to the Securities and Exchange Commission; and

•“Term Loan” refers to the term loan facility of the Ares Operating Group.

Unless otherwise indicated, fund references throughout this report include the main fund and related parallel funds, feeder funds and co‑investment vehicles. The following list sets forth the Ares Funds that are referred to throughout this report:

•“ACE IV” refers to Ares Capital Europe IV, L.P.;
•“ACE V” refers to Ares Capital Europe V, L.P.;
•“ACE VI” refers to Ares Capital Europe VI, L.P.;
•“ACIP I” refers to Ares Climate Infrastructure Partners, L.P.;
•“ACIP II” refers to Ares Climate Infrastructure Partners II, L.P.;
•“ACOF III” refers to Ares Corporate Opportunities Fund III, L.P.;
•“ACOF IV” refers to Ares Corporate Opportunities Fund IV, L.P.;
•“ACOF V” refers to Ares Corporate Opportunities Fund V, L.P.;

•“ACOF VI” refers to Ares Corporate Opportunities Fund VI, L.P.;
•“ACOF VII” refers to Ares Corporate Opportunities Fund VII, L.P.;
•“ACS” refers to Ares Credit Secondaries Fund, L.P.;
•“APMF” refers to Ares Private Markets Fund;
•“ARCC” refers to Ares Capital Corporation (NASDAQ: ARCC);
•“ASIF” refers to Ares Strategic Income Fund;
•“ASOF I” refers to Ares Special Opportunities Fund, L.P.;
•“ASOF II” refers to Ares Special Opportunities Fund II, L.P.;
•“ASOF III” refers to Ares Special Opportunities Fund III, L.P.;
•“CADC” refers to CION Ares Diversified Credit Fund;
•“EIF V” refers to Ares Energy Investors Fund V, L.P.;
•“EIP II” refers to Europe Logistics Income Partners II SCSp;
•“EPEP IV” refers to European Property Enhancement Partners IV, SCSp;
•“IDF V” refers to Ares Infrastructure Debt Fund V, L.P.;
•“IHAM” refers to Ivy Hill Asset Management, L.P.;
•“J-REIT” refers to GLP J-REIT (TSE: 3281);
•“LEP XVI” refers to Landmark Equity Partners XVI, L.P.;
•“LREF VIII” refers to Landmark Real Estate Fund VIII, L.P.;
•“Pathfinder I” refers to Ares Pathfinder Fund, L.P.;
•“Pathfinder II” refers to Ares Pathfinder Fund II, L.P.;
•“PCS I” refers to Ares Private Credit Solutions, L.P.;
•“PCS II” refers to Ares Private Credit Solutions II, L.P.;
•“SDL I” refers to Ares Senior Direct Lending Fund, L.P.;
•“SDL II” refers to Ares Senior Direct Lending Fund II, L.P.;
•“SDL III” refers to Ares Senior Direct Lending Fund III, L.P.;
•“SSF IV” refers to Ares Special Situations Fund IV, L.P.;
•“SSG IV” refers to SSG Capital Partners IV, L.P.;
•“US VIII” refers to U.S. Real Estate Fund VIII, L.P.;
•“US IX” refers to U.S. Real Estate Fund IX, L.P.;
•“US X” refers to U.S. Real Estate Fund X, L.P.;
•“US XI” refers to Ares U.S. Real Estate Fund XI, L.P.; and
•“USLP V” refers to U.S. Logistics Partners V, L.P.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of
	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Cash and cash equivalents	$568,779	$488,896
Investments (includes accrued carried interest of $4,029,460 and $3,972,748 as of March 31, 2026 and December 31, 2025, respectively)	5,519,677	5,508,447
Due from affiliates	1,347,645	1,420,218
Other assets	1,042,457	1,032,138
Right-of-use operating lease assets	564,572	517,351
Intangible assets, net	2,141,645	2,115,830
Goodwill	3,463,416	3,454,107
Assets of Consolidated Funds:
Cash and cash equivalents	869,305	959,088
Investments, at fair value	12,709,020	12,844,886
Receivable for securities sold	95,079	228,442
Other assets	73,338	63,966
Total assets	$28,394,933	$28,633,369
Liabilities
Accounts payable, accrued expenses and other liabilities	$1,231,393	$1,204,467
Accrued compensation	422,524	472,978
Due to affiliates	796,802	810,409
Performance related compensation payable	3,018,340	2,951,333
Debt obligations	4,386,476	3,941,415
Operating lease liabilities	730,133	669,999
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	113,004	105,137
Payable for securities purchased	281,807	165,391
CLO loan obligations, at fair value	6,798,810	7,359,072
Fund borrowings	2,232,365	2,251,780
Total liabilities	20,011,654	19,931,981
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	23,879	25,296
Non-controlling interests in Consolidated Funds	2,976,691	2,903,858
Non-controlling interests in Ares Operating Group entities	1,357,274	1,496,771
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025)	1,460,030	1,460,030
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (221,961,696 shares and 218,465,429 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	2,220	2,185
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding as of March 31, 2026 and December 31, 2025)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (104,328,294 shares and 105,079,121 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	1,043	1,051
Additional paid-in-capital	4,204,689	4,242,678
Accumulated deficit	(1,656,571)	(1,452,259)
Accumulated other comprehensive income, net of tax	13,989	21,743
Total stockholders’ equity	4,025,435	4,275,463
Total equity	8,359,400	8,676,092
Total liabilities, redeemable interest, non-controlling interests and equity	$28,394,933	$28,633,369
    See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended March 31,
	2026	2025
Revenues
Management fees	$989,527	$816,987
Carried interest allocation	146,631	160,008
Incentive fees	161,934	32,048
Principal investment income	477	21,998
Administrative, transaction and other fees	97,867	57,764
Total revenues	1,396,436	1,088,805
Expenses
Compensation and benefits	692,407	657,125
Performance related compensation	228,336	122,633
General, administrative and other expenses	240,437	227,914
Expenses of Consolidated Funds	7,283	6,656
Total expenses	1,168,463	1,014,328
Other income (expense)
Net realized and unrealized gains on investments	3,389	268
Interest and dividend income	7,099	17,656
Interest expense	(50,760)	(36,387)
Other income (expense), net	24,560	(10,714)
Net realized and unrealized gains on investments of Consolidated Funds	134,016	88,406
Interest and other income of Consolidated Funds	105,445	160,072
Interest expense of Consolidated Funds	(138,801)	(152,740)
Total other income, net	84,948	66,561
Income before taxes	312,921	141,038
Income tax expense	59,872	17,537
Net income	253,049	123,501
Less: Net income attributable to non-controlling interests in Consolidated Funds	29,647	55,977
Net income attributable to Ares Operating Group entities	223,402	67,524
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(1,113)	316
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	81,926	20,038
Net income attributable to Ares Management Corporation	142,589	47,170
Less: Series B mandatory convertible preferred stock dividends declared	25,313	25,313
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$117,276	$21,857
Net income per share of Class A and non-voting common stock
Basic	$0.46	$0.00
Diluted	$0.46	$0.00
Weighted-average shares of Class A and non-voting common stock
Basic	224,033,628	209,350,849
Diluted	224,033,628	209,350,849

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Net income	$253,049	$123,501
Foreign currency translation adjustments, net of tax	(11,962)	70,571
Total comprehensive income	241,087	194,072
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	29,070	62,315
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	(1,120)	514
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	78,302	41,972
Comprehensive income attributable to Ares Management Corporation	$134,835	$89,271

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series B Mandatory Convertible Preferred Stock	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance as of December 31, 2025	$1,460,030	$2,185	$35	$1,051	$4,242,678	$(1,452,259)	$21,743	$1,496,771	$2,903,858	$8,676,092
Changes in ownership interests and related tax benefits	—	34	—	(8)	(190,680)	—	—	(122,909)	(198,361)	(511,924)
Issuances of common stock	—	1	—	—	15,996	—	—	—	—	15,997
Capital contributions	—	—	—	—	—	—	—	13,727	321,956	335,683
Dividends/distributions	(25,313)	—	—	—	—	(321,588)	—	(175,554)	(79,832)	(602,287)
Net income	25,313	—	—	—	—	117,276	—	81,926	29,647	254,162
Currency translation adjustment, net of tax	—	—	—	—	—	—	(7,754)	(3,624)	(577)	(11,955)
Equity compensation	—	—	—	—	136,695	—	—	66,937	—	203,632
Balance as of March 31, 2026	$1,460,030	$2,220	$35	$1,043	$4,204,689	$(1,656,571)	$13,989	$1,357,274	$2,976,691	$8,359,400

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series B Mandatory Convertible Preferred Stock	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance as of December 31, 2024	$1,458,771	$1,999	$35	$1,098	$2,936,794	$(837,294)	$(17,757)	$1,254,878	$2,025,666	$6,824,190
Changes in ownership interests and related tax benefits	—	47	—	(20)	(707,255)	—	—	354,253	(34,832)	(387,807)
Adjustment to issuance costs of Series B mandatory convertible preferred stock	1,147	—	—	—	—	—	—	—	—	1,147
Issuances of common stock	—	103	—	—	1,642,214	—	—	—	—	1,642,317
Issuances of AOG Units	—	—	—	3	—	—	—	15,561	—	15,564
Capital contributions	—	—	—	—	—	—	—	120	295,750	295,870
Dividends/distributions	(25,313)	—	—	—	—	(258,691)	—	(138,003)	(208,855)	(630,862)
Net income	25,313	—	—	—	—	21,857	—	20,038	55,977	123,185
Currency translation adjustment, net of tax	—	—	—	—	—	—	42,101	21,934	6,338	70,373
Equity compensation	—	—	—	—	168,955	—	—	88,907	—	257,862
Balance as of March 31, 2025	1,459,918	2,149	35	1,081	4,040,708	(1,074,128)	24,344	1,617,688	2,140,044	8,211,839
Changes in ownership interests and related tax benefits	—	10	—	(8)	(61,923)	—	—	(52,023)	243,432	129,488
Capital contributions	—	—	—	—	—	—	—	1,333	37,422	38,755
Dividends/distributions	(25,312)	—	—	—	—	(259,233)	—	(143,626)	(110,900)	(539,071)
Net income	25,312	—	—	—	—	111,750	—	85,193	3,999	226,254
Currency translation adjustment, net of tax	—	—	—	—	—	—	7,852	3,422	13,568	24,842
Equity compensation	—	—	—	—	109,276	—	—	55,815	—	165,091
Balance as of June 30, 2025	1,459,918	2,159	35	1,073	4,088,061	(1,221,611)	32,196	1,567,802	2,327,565	8,257,198
Changes in ownership interests and related tax benefits	—	8	—	(8)	4,834	—	—	(46,698)	27,846	(14,018)
Adjustment to issuance costs of Series B mandatory convertible preferred stock	840	—	—	—	—	—	—	—	—	840
Issuances of common stock	—	1	—	—	—	—	—	—	—	1
Capital contributions	—	—	—	—	—	—	—	1	121,076	121,077
Dividends/distributions	(25,313)	—	—	—	—	(260,640)	—	(137,725)	(29,264)	(452,942)
Net income	25,313	—	—	—	—	263,569	—	182,293	67,407	538,582
Currency translation adjustment, net of tax	—	—	—	—	—	—	(2,439)	(1,537)	(612)	(4,588)
Equity compensation	—	—	—	—	106,032	—	—	54,098	—	160,130
Balance as of September 30, 2025	1,460,758	2,168	35	1,065	4,198,927	(1,218,682)	29,757	1,618,234	2,514,018	8,606,280
Changes in ownership interests and related tax benefits	—	17	—	(14)	(60,991)	—	—	(16,291)	217,622	140,343
Issuance of Series B mandatory convertible preferred stock	(728)	—	—	—	—	—	—	—	—	(728)
Capital contributions	—	—	—	—	—	—	—	9	563,290	563,299
Dividends/distributions	(25,312)	—	—	—	—	(262,513)	—	(171,926)	(517,516)	(977,267)
Net income	25,312	—	—	—	—	28,936	—	18,219	126,521	198,988
Currency translation adjustment, net of tax	—	—	—	—	—	—	(8,014)	(4,198)	(77)	(12,289)
Equity compensation	—	—	—	—	104,742	—	—	52,724	—	157,466
Balance as of December 31, 2025	$1,460,030	$2,185	$35	$1,051	$4,242,678	$(1,452,259)	$21,743	$1,496,771	$2,903,858	$8,676,092

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$253,049	$123,501
Adjustments to reconcile net income to net cash provided by operating activities	252,867	310,333
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	(351,911)	968,969
Cash flows due to changes in operating assets and liabilities	54,677	227,706
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	197,833	363,694
Net cash provided by operating activities	406,515	1,994,203
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements, net of disposals	(15,643)	(21,975)
Acquisitions, net of cash acquired	8,477	(1,722,715)
Net cash used in investing activities	(7,166)	(1,744,690)
Cash flows from financing activities
Proceeds from Credit Facility	505,000	1,125,000
Proceeds from Term Loan	399,415	—
Repayments of Credit Facility	(460,000)	(140,000)
Dividends and distributions	(522,752)	(445,088)
Taxes paid related to net share settlement of equity awards	(318,428)	(396,722)
Other financing activities	12,719	457
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	337,686	89,080
Distributions to non-controlling interests in Consolidated Funds	(79,832)	(318,174)
Borrowings under loan obligations by Consolidated Funds	824,531	172,606
Repayments under loan obligations by Consolidated Funds	(991,250)	(1,264,886)
Net cash used in financing activities	(292,911)	(1,177,727)
Effect of exchange rate changes	(26,555)	38,774
Net change in cash and cash equivalents	79,883	(889,440)
Cash and cash equivalents, beginning of period	488,896	1,507,976
Cash and cash equivalents, end of period	$568,779	$618,536
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$15,997	$1,657,881
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S.”) (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments so that the unaudited condensed consolidated financial statements are presented fairly and that estimates made in preparing its unaudited condensed consolidated financial statements are reasonable and prudent, and that all such adjustments are of a normal recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”).

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

3. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of March 31, 2026	As of March 31,	As of December 31,
		2026	2025
Management contracts	4.7	$898,247	$1,023,893
Client relationships	6.5	317,920	317,920
Other	4.8	12,054	—
Finite-lived intangible assets		1,228,221	1,341,813
Foreign currency translation		5,840	6,884
Total finite-lived intangible assets		1,234,061	1,348,697
Less: accumulated amortization		(456,661)	(550,267)
Finite-lived intangible assets, net		777,400	798,430
Management contracts		1,364,245	1,317,400
Indefinite-lived management contracts		1,364,245	1,317,400
Intangible assets, net		$2,141,645	$2,115,830
On February 1, 2026, the Company completed the acquisition of the remaining outstanding shares of BlueCove Limited (“BlueCove”) (the “BlueCove Acquisition”). Prior to completing the BlueCove Acquisition, the Company held a 15% ownership interest in BlueCove. BlueCove is a London-based systematic fixed income manager that leverages data and technology to deliver differentiated solutions to investors. BlueCove’s results are presented within the Credit Group. The Company allocated $60.8 million and $12.1 million of the purchase consideration to the fair value of the acquired management contracts and developed technology, respectively. Certain management contracts were determined to have indefinite useful lives at the time of the BlueCove Acquisition and are not subject to amortization. The remaining management contracts and developed technology had a weighted average amortization period from the date of acquisition of 10.0 years and 5.0 years, respectively.
Amortization expense associated with intangible assets was $47.1 million and $37.3 million for the three months ended March 31, 2026 and 2025, respectively, and has been presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2026, the Company removed $139.6 million of fully-amortized cost basis of intangible assets.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Total
Balance as of December 31, 2025	$313,830	$2,601,229	$417,640	$121,408	$3,454,107
Acquisitions	—	10,359	—	—	10,359
Foreign currency translation	(1,161)	115	(4)	—	(1,050)
Balance as of March 31, 2026	$312,669	$2,611,703	$417,636	$121,408	$3,463,416

There was no impairment of goodwill recorded during the three months ended March 31, 2026 and 2025. The impact of foreign currency translation adjustments is reflected within the Condensed Consolidated Statements of Comprehensive Income.

In connection with the BlueCove Acquisition, the Company recorded a bargain purchase gain of $37.4 million that has been presented within other income (expense), net in the Condensed Consolidated Statements of Operations. The bargain purchase gain resulted from the fair value of the identifiable tangible and intangible assets acquired exceeding the purchase consideration. A portion of the purchase price payable to certain senior professionals is dependent upon the achievement of revenue targets and has been excluded from purchase consideration as it is subject to continued and future service. See “Note 7. Commitments and Contingencies” for further information.

4. INVESTMENTS

The following table summarizes the Company’s investments:

	As of		Percentage of total investments as of
	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025
Equity method investments
Equity method - carried interest(1)	$4,029,460	$3,972,748	73.0%	72.1%
Equity method private investment partnership interests - principal	522,078	526,372	9.5	9.6
Equity method private investment partnership interests and other (held at fair value)	671,522	675,777	12.2	12.3
Equity method private investment partnership interests and other	58,033	61,306	1.0	1.1
Total equity method investments	5,281,093	5,236,203	95.7	95.1
Collateralized loan obligations	11,112	13,217	0.2	0.2
Fixed income securities	11,701	11,252	0.2	0.2
Collateralized loan obligations and fixed income securities, at fair value	22,813	24,469	0.4	0.4
Common stock and other equity securities, at fair value	215,771	247,775	3.9	4.5
Total investments	$5,519,677	$5,508,447

(1)Includes carried interest held at fair value of $64.0 million and $118.1 million as of March 31, 2026 and December 31, 2025, respectively.

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three months ended March 31, 2026 and 2025, no individual equity method investment held by the Company met the significance criteria.

The following table presents the Company’s share of net investment income and net realized and unrealized gains from its equity method investments, which are included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2026	2025
Total net investment income and net realized and unrealized gains related to equity method investments	$33,584	$30,964

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

Equity Method Investments Held at Fair Value

The following table summarizes the changes in fair value of the Company’s equity method investments held at fair value, which are included within net realized and unrealized gains on investments within the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2026	2025
Equity method private investment partnership interests and other (held at fair value)	$33,659	$4,281

Investments of the Consolidated Funds

The following table summarizes investments held in the Consolidated Funds:

	Fair Value as of		Percentage of total investments as of
	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025
Fixed income investments
Loans and securitization vehicles	$4,636,142	$5,507,199	36.4%	42.9%
Bonds	249,966	280,911	2.0	2.2
Total fixed income investments	4,886,108	5,788,110	38.4	45.1
Partnership interests	4,139,766	3,791,056	32.6	29.6
Equity securities	3,683,146	3,265,720	29.0	25.4
Total investments, at fair value	$12,709,020	$12,844,886

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
5. FAIR VALUE
Fair Value of Financial Instruments Held by the Company and Consolidated Funds

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of March 31, 2026:

Financial Instruments of the Company	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Common stock, other equity securities and equity method investments	$118,591	$97,180	$671,522	$887,293
Common stock and other equity securities - carried interest	43,375	—	20,625	64,000
Collateralized loan obligations and fixed income securities	—	—	22,813	22,813
Total investments, at fair value	161,966	97,180	714,960	974,106
Derivatives-foreign currency forward contracts	—	23,064	—	23,064
Total assets, at fair value	$161,966	$120,244	$714,960	$997,170
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(761)	$—	$(761)
Contingent consideration	—	—	(780,353)	(780,353)
Total liabilities, at fair value	$—	$(761)	$(780,353)	$(781,114)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$4,374,056	$262,086	$—	$4,636,142
Bonds	—	245,883	4,083	—	249,966
Total fixed income investments	—	4,619,939	266,169	—	4,886,108
Partnership interests	—	—	—	4,139,766	4,139,766
Equity securities	—	268,332	3,414,814	—	3,683,146
Total investments, at fair value	—	4,888,271	3,680,983	4,139,766	12,709,020
Derivatives-asset swaps	—	—	65	—	65
Total assets, at fair value	$—	$4,888,271	$3,681,048	$4,139,766	$12,709,085
Liabilities, at fair value
Loan obligations of CLOs	$—	$(6,798,810)	$—	$—	$(6,798,810)
Total liabilities, at fair value	$—	$(6,798,810)	$—	$—	$(6,798,810)

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2025:

Financial Instruments of the Company	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Common stock, other equity securities and equity method investments	$152,163	$95,612	$675,777	$923,552
Common stock and other equity securities - carried interest	68,250	—	49,813	118,063
Collateralized loan obligations and fixed income securities	—	—	24,469	24,469
Total investments, at fair value	220,413	95,612	750,059	1,066,084
Derivatives-foreign currency forward contracts	—	18,230	—	18,230
Total assets, at fair value	$220,413	$113,842	$750,059	$1,084,314
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(2,627)	$—	$(2,627)
Contingent consideration	—	—	(765,370)	(765,370)
Total liabilities, at fair value	$—	$(2,627)	$(765,370)	$(767,997)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$4,873,684	$633,515	$—	$5,507,199
Bonds	—	280,911	—	—	280,911
Total fixed income investments	—	5,154,595	633,515	—	5,788,110
Partnership interests	—	—	—	3,791,056	3,791,056
Equity securities	—	262,271	3,003,449	—	3,265,720
Total investments, at fair value	—	5,416,866	3,636,964	3,791,056	12,844,886
Derivatives-foreign currency forward contracts	—	4,889	—	—	4,889
Total assets, at fair value	$—	$5,421,755	$3,636,964	$3,791,056	$12,849,775
Liabilities, at fair value
Loan obligations of CLOs	$—	$(7,359,072)	$—	$—	$(7,359,072)
Derivatives-foreign currency forward contracts	—	(4,842)	—	—	(4,842)
Derivatives-asset swaps	—	—	(114)	—	(114)
Total liabilities, at fair value	$—	$(7,363,914)	$(114)	$—	$(7,364,028)

The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets and (Liabilities) of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of December 31, 2025	$725,590	$24,469	$(765,370)	$(15,311)
Established in connection with acquisition (see Note 7)	—	—	(713)	(713)
Transfer in(1)	—	209	—	209
Transfer out(1)	(34,244)	—	—	(34,244)
Purchases(2)	50	—	—	50
Sales/settlements(3)	—	(700)	—	(700)
Change in fair value	—	—	(14,270)	(14,270)
Realized and unrealized appreciation (depreciation), net	751	(1,165)	—	(414)
Balance as of March 31, 2026	$692,147	$22,813	$(780,353)	$(65,393)
Change in net unrealized appreciation/(depreciation) and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$4,465	$(1,197)	$(14,270)	$(11,002)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2025	$3,003,449	$633,515	$(114)	$3,636,850
Transfer in(1)	—	114,107	—	114,107
Transfer out(1)	(3,326)	(443,882)	—	(447,208)
Purchases(2)	303,224	47,721	—	350,945
Sales/settlements(3)	(4,234)	(71,614)	(351)	(76,199)
Realized and unrealized appreciation (depreciation), net	115,701	(13,678)	530	102,553
Balance as of March 31, 2026	$3,414,814	$266,169	$65	$3,681,048
Change in net unrealized appreciation/(depreciation) included in earnings related to financial assets and liabilities still held at the reporting date	$114,306	$(8,986)	$53	$105,373

(1)Transfers in and out include changes in the observability of inputs used in valuations and changes due to the consolidation and deconsolidation of funds.
(2)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(3)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets and (Liabilities) of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of December 31, 2024	$411,179	$41,833	$(17,550)	$435,462
Established in connection with acquisition (see Note 7)	—	—	(465,080)	(465,080)
Purchases(1)	10,546	1,530	—	12,076
Sales/settlements(2)	—	(23,657)	—	(23,657)
Change in fair value	—	—	(2,324)	(2,324)
Realized and unrealized appreciation (depreciation), net	4,652	(1,044)	—	3,608
Balance as of March 31, 2025	$426,377	$18,662	$(484,954)	$(39,915)
Change in net unrealized appreciation/(depreciation) and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$4,652	$(372)	$(2,324)	$1,956

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2024	$1,829,927	$593,817	$(1,846)	$2,421,898
Transfer in(3)	1	82,478	—	82,479
Transfer out(3)	—	(72,264)	—	(72,264)
Purchases(1)	285	247,859	124	248,268
Sales/settlements(2)	(88)	(267,745)	—	(267,833)
Realized and unrealized appreciation (depreciation), net	14,782	(3,153)	973	12,602
Balance as of March 31, 2025	$1,844,907	$580,992	$(749)	$2,425,150
Change in net unrealized appreciation/(depreciation) included in earnings related to financial assets and liabilities still held at the reporting date	$15,102	$(2,824)	$851	$13,129

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of March 31, 2026:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$432,227	Transaction price	N/A	N/A	N/A
	100,000	Market yield analysis	Market interest rate	8.0%	8.0%
	80,609	Market approach	Multiple of book value	0.4x - 1.5x	1.2x
	39,132	Discounted cash flow	Discount rate	11.0% - 15.0%	13.0%
	23,776	Monte Carlo simulation	Volatility	52.5%	52.5%
	16,403	Market approach	EBITDA multiple(1)	2.7x-11.0x	10.9x
Fixed income investments
	11,701	Market yield analysis	Market interest rate	16.0%	16.0%
	11,112	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
Total assets	$714,960
Liabilities
Contingent consideration	$(780,353)	Monte Carlo simulation	Discount rate	5.8% - 6.6%	5.8%
			Volatility	10.0% - 11.1%	10.0%
Total liabilities	$(780,353)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$1,301,377	Discounted cash flow	Discount rate	9.0% - 13.0%	11.0%
	1,158,756	Market approach	Multiple of book value	1.0x - 1.7x	1.3x
	650,542	Transaction price	N/A	N/A	N/A
	304,139	Market approach	EBITDA multiple(1)	6.0x - 15.0x	13.9x
Fixed income investments
	263,582	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	1,693	Market approach	Yield	8.2% -11.0%	9.1%
	894	Discounted cash flow	Discount rate	12.2%	12.2%
Derivative instruments
	65	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$3,681,048

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of December 31, 2025:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$307,942	Transaction price	N/A	N/A	N/A
	100,000	Market yield analysis	Market interest rate	8.0%	8.0%
	84,737	Market approach	Multiple of book value	0.6x - 1.5x	1.2x
	81,905	Option pricing model	Volatility	50.0%	50.0%
	59,136	Discounted cash flow	Discount rate	11.0% - 17.0%	14.0%
	58,060	Monte Carlo simulation	Volatility	52.5%	52.5%
	33,810	Market approach	EBITDA multiple(1)	11.0x - 13.0x	11.8x
Fixed income investments
	13,217	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
	11,252	Market yield analysis	Market interest rate	16.5%	16.5%
Total assets	$750,059
Liabilities
Contingent consideration	$(765,370)	Monte Carlo simulation	Discount rate	5.8% - 6.6%	5.8%
			Volatility	10.0% - 11.1%	10.0%
Total liabilities	$(765,370)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$1,295,564	Discounted cash flow	Discount rate	9.0% - 20.0%	11.0%
	1,078,401	Market approach	Multiple of book value	1.0x - 1.7x	1.3x
	350,000	Transaction price	N/A	N/A	N/A
	278,992	Market approach	EBITDA multiple(1)	5.4x - 33.0x	13.9x
	492	Market approach	Yield	10.5% - 14.0%	11.5%
Fixed income investments
	370,588	Market approach	Yield	6.1% - 14.0%	9.2%
	232,261	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
	29,484	Transaction price	N/A	N/A	N/A
	1,182	Discounted cash flow	Discount rate	12.2% - 20.0%	12.3%
Total assets	$3,636,964
Liabilities
Derivative instruments	$(114)	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
Total liabilities	$(114)

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

The following table summarizes the investments held at fair value and unfunded commitments of the Consolidated Funds interests valued using NAV per share:

	As of March 31, 2026	As of December 31, 2025
Investments (held at fair value)	$4,139,766	$3,791,056
Unfunded commitments	3,755,464	3,658,819

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
6. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

		As of March 31, 2026			As of December 31, 2025
	Original Borrowing Amount	Carrying Value	Fair Value(1)	Interest Rate	Carrying Value	Fair Value(1)	Interest Rate
Credit Facility maturing on 4/22/2030(2)	N/A	$1,425,000	$1,425,000	4.67%	$1,380,000	$1,380,000	4.86%
Senior notes due 11/10/2028(3)	500,000	497,064	519,990	6.42	496,785	529,140	6.42
Senior notes due 6/15/2030(4)	400,000	398,068	375,136	3.28	397,954	379,280	3.28
Senior notes due 2/1/2052(5)	500,000	485,115	332,895	3.77	485,011	348,840	3.77
Senior notes due 10/11/2054(6)	750,000	736,444	660,548	5.65	736,355	709,073	5.65
Subordinated notes due 6/30/2051(7)	450,000	445,355	441,963	4.13	445,310	443,943	4.13
Term Loan due 3/27/2029(8)	400,000	399,430	400,000	4.67	N/A	N/A	N/A
Total debt obligations		$4,386,476	$4,155,532		$3,941,415	$3,790,276

(1)The senior notes and subordinated notes would be classified as Level II within the fair value hierarchy and fair value is based on quoted prices in inactive markets.
(2)The commitments of the revolving credit facility (the “Credit Facility”) were $1.840 billion with an accordion feature of $660.0 million as of March 31, 2026. The Credit Facility has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) or a base rate plus an applicable margin, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of March 31, 2026, base rate loans bear interest calculated based on the prime rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.09% per annum. The Credit Facility has a base rate and SOFR floor of zero.
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
(8)The Term Loan has a variable interest rate based on SOFR plus an applicable margin, which is subject to change with the Company’s underlying credit agency rating. As of March 31, 2026, the SOFR loan bears interest calculated based on SOFR plus 1.00%. The Term Loan has a SOFR floor of zero.

As of March 31, 2026, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the various senior notes (the “Senior Notes”), the subordinated notes (the “Subordinated Notes”) and the Term Loan (collectively, the “Term Debt Obligations”) are recorded as a reduction of the corresponding debt obligation, and debt issuance costs related to the Credit Facility are included within other assets within the Condensed Consolidated Statements of Financial Condition. All debt issuance costs are amortized over the remaining term of the related obligation into interest expense within the Condensed Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Term Debt Obligations
Unamortized debt issuance costs as of December 31, 2025	$5,760	$21,682
Debt issuance costs incurred	—	585
Amortization of debt issuance costs	(335)	(499)
Unamortized debt issuance costs as of March 31, 2026	$5,425	$21,768
Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs and other financing obligations (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of March 31, 2026			As of December 31, 2025
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$6,022,200	5.25%	9.2	$6,561,286	5.19%	9.0
Subordinated notes(1)	776,610	N/A	10.5	797,786	N/A	10.4
Total loan obligations of Consolidated CLOs	$6,798,810			$7,359,072

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the net assets of the Consolidated Funds or the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities only have recourse to the Company to the extent the debt is guaranteed by the Company. As of March 31, 2026 and December 31, 2025, the Consolidated Funds were in compliance with all covenants under such credit facilities.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The Consolidated Funds had the following credit facilities outstanding:

	As of March 31, 2026					As of December 31, 2025
	Total Capacity	Outstanding Loan	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Total Capacity	Outstanding Loan	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Credit Facilities(1)	$3,879,390	$2,232,365	$2,232,365	5.73%	3.1	$4,878,724	$2,251,780	$2,251,780	5.95%	3.4

(1)The credit facilities have varying maturities and bear interest at spreads to market rates or at stated fixed rates. The fair values of floating-rate borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate and would be classified within Level II of the fair value hierarchy. The fair values of fixed rate borrowings would be classified within Level III of the fair value hierarchy.

7. COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Condensed Consolidated Statements of Financial Condition. As of March 31, 2026, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Commitments

As of March 31, 2026 and December 31, 2025, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $1,518.7 million and $1,172.9 million, respectively.

Guarantees

As of March 31, 2026 and December 31, 2025, the Company’s maximum exposure to losses from guarantees was $7.0 million and $7.1 million, respectively. The guarantee agreements that the Company enters into with financial institutions are primarily to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund.

Contingent Earnout Arrangements

GCP International

In connection with the acquisition of the international business of GLP Capital Partners Limited excluding its operations in Greater China (“GCP International”) (the “GCP Acquisition”) during the first quarter of 2025, the Company established two arrangements with the sellers and with certain of its professionals that became employees of the Company, including (i) an earnout arrangement related to the data center business (“DC Earnout”) based on the achievement of revenue targets of certain digital infrastructure funds; and (ii) an earnout arrangement related to the Japan business (“Japan Earnout”) based on the achievement of fundraising targets of certain Japanese real estate funds. The DC Earnout and Japan Earnout represent contingent liabilities not to exceed $1.0 billion and $0.5 billion, respectively. The Company expects to settle the contingent liabilities at the Company’s discretion with no less than 15.0% cash and the remaining balance in equity awards.

The portion of the DC Earnout and Japan Earnout attributable to the sellers represents a component of purchase consideration that will be accounted for as contingent consideration. The contingent liabilities are subject to change over the measurement periods, which will end no later than June 30, 2028. As of March 31, 2026 and December 31, 2025, the fair value of the contingent liabilities was $777.3 million and $763.0 million, respectively, and was recorded within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition. For the three months ended March 31, 2026, the change in fair value of $14.3 million is presented within other income (expense), net within the Condensed Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The portion of the DC Earnout and Japan Earnout attributable to the professionals that became employees of the Company requires continued service through the measurement periods. The DC Earnout and Japan Earnout are remeasured each period with incremental changes in fair value for the cash and equity components of these liabilities recognized within compensation and benefits expense within the Condensed Consolidated Statements of Operations. Following the measurement period end dates, the cash components will be paid and the equity awards will be granted at fair value for the balance of the liability. As of March 31, 2026 and December 31, 2025, the fair value of the contingent liabilities was $333.1 million and $327.0 million, respectively. As of March 31, 2026 and December 31, 2025, the Company has recorded $91.6 million and $70.1 million, respectively, within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense of $21.5 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively, was recorded within compensation and benefits within the Condensed Consolidated Statements of Operations. The unpaid liabilities at the respective measurement period end dates will be reclassified from liability to additional paid-in-capital. Any compensation expense associated with the DC Earnout and Japan Earnout that was not previously recorded through the final measurement period end date will be recognized as equity-based compensation expense over the remaining service periods ranging from three to six years, measured from the GCP Acquisition close date.
Other Arrangements
The Company also entered into various other contingent earnout arrangements in connection with acquisitions. The maximum exposure for the contingent earnout arrangements was $351.4 million and $175.0 million as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, the fair value of these contingent liabilities attributable to employees was $123.6 million and $24.2 million, respectively, of which $14.3 million and $7.8 million, respectively, has been recorded within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense of $6.5 million and $7.0 million for the three months ended March 31, 2026 and 2025, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.
The remaining portions of these contingent earnout arrangements were classified as contingent consideration. As of March 31, 2026 and December 31, 2025, the fair value of these contingent liabilities was $2.4 million and $2.3 million, respectively, and has been recorded within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition. The change in fair value was $0.1 million for both the three months ended March 31, 2026 and 2025, and is presented within other income (expense), net within the Condensed Consolidated Statements of Operations.
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

As of March 31, 2026 and December 31, 2025, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
revenue, would have been $115.3 million and $125.6 million, respectively, of which $90.7 million and $99.8 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of March 31, 2026 and December 31, 2025, if the funds were liquidated at their fair values, there would be no material contingent repayment obligation or liability.

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

Leases

The Company’s leases primarily consist of operating leases for office space and certain office equipment. The Company’s leases have remaining lease terms up to 17 years. The tables below present certain supplemental quantitative disclosures regarding the Company’s operating leases:

Maturity of operating lease liabilities	As of March 31, 2026
2026	$57,995
2027	73,213
2028	85,630
2029	81,864
2030	80,236
Thereafter	725,707
Total future payments	1,104,645
Less: interest	374,512
Total operating lease liabilities	$730,133

	Three months ended March 31,
Classification within general, administrative and other expenses	2026	2025
Operating lease expense	$23,822	$20,955

	Three months ended March 31,
Supplemental information on the measurement of operating lease liabilities	2026	2025
Operating cash flows for operating leases	$20,666	$14,347
Leased assets obtained in exchange for new operating lease liabilities	62,297	44,118

	As of March 31,	As of December 31,
Lease term and discount rate	2026	2025
Weighted-average remaining lease terms (in years)	13.1	12.9
Weighted-average discount rate	5.8%	5.8%

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

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of March 31,	As of December 31,
	2026	2025
Due from affiliates
Management fees receivable from non-consolidated funds	$878,413	$817,767
Incentive fee receivable from non-consolidated funds	37,123	150,674
Payments made on behalf of and amounts due from non-consolidated funds and employees	432,109	451,777
Due from affiliates—Company	$1,347,645	$1,420,218
Due to affiliates
Management fee received in advance and rebates payable to non-consolidated funds	$8,725	$10,197
Tax receivable agreement liability	581,683	579,893
Realized carried interest and incentive fees payable	196,915	206,270
Payments made by non-consolidated funds on behalf of and payable by the Company	9,479	14,049
Due to affiliates—Company	$796,802	$810,409

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
The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any Consolidated Funds. For the three months ended March 31, 2026 and 2025, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of March 31, 2026 and December 31, 2025, the Company recorded a net deferred tax asset of $387.7 million and $352.3 million, respectively, within other assets within the Condensed Consolidated Statements of Financial Condition. A valuation allowance is recorded on our net deferred tax assets when it is more likely than not that such assets will not be realized or when timing is unknown. For the Consolidated Funds, a net deferred tax liability of $20.4 million and $15.0 million as of March 31, 2026 and December 31, 2025, respectively, was included within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition.
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

For the three months ended March 31, 2026 and 2025, the two-class method was the more dilutive method.

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2026	2025
Basic earnings per share of Class A and non-voting common stock
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$117,276	$21,857
Dividends declared and paid on Class A and non-voting common stock	(304,339)	(244,588)
Distributions on unvested restricted units	(13,222)	(10,794)
Dividends in excess of earnings available to Class A and non-voting common stockholders	$(200,285)	$(233,525)
Basic weighted-average shares of Class A and non-voting common stock	224,033,628	209,350,849
Dividends in excess of earnings per share of Class A and non-voting common stock	$(0.89)	$(1.12)
Dividend declared and paid per Class A and non-voting common stock	1.35	1.12
Basic earnings per share of Class A and non-voting common stock	$0.46	$0.00

Diluted earnings per share of Class A and non-voting common stock
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$117,276	$21,857
Distributions on unvested restricted units	(13,222)	(10,794)
Net income available to Class A and non-voting common stockholders	$104,054	$11,063
Diluted weighted-average shares of Class A and non-voting common stock	224,033,628	209,350,849
Diluted earnings per share of Class A and non-voting common stock	$0.46	$0.00

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
11. EQUITY COMPENSATION
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Three months ended March 31,
	2026	2025
Unvested awards	$200,642	$256,902
AOG Unit awards	2,990	960
Total equity-based compensation expense	$203,632	$257,862
Equity Incentive Plan
Equity-based compensation is generally granted under the 2023 Ares Management Corporation Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2026, the total number of shares available for issuance under the Equity Incentive Plan reset to 50,423,141 shares and as of March 31, 2026, 45,387,974 shares remained available for issuance.

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

Restricted units are delivered net of the holder’s payroll-related taxes upon vesting. For the three months ended March 31, 2026, 5.0 million restricted units vested and 2.9 million shares of Class A common stock were delivered to the holders. For the three months ended March 31, 2025, 4.8 million restricted units vested and 2.7 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued, generally have the right to receive as current compensation an amount in cash equal to: (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”).

The following table summarizes the Company’s dividends declared and Dividend Equivalents paid during the three months ended March 31, 2026:

Record Date	Dividends Per Share	Dividend Equivalents Paid
March 17, 2026	$1.35	$25,442

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents unvested awards’ activity:

	Unvested Awards	Weighted Average Grant Date Fair Value Per Unvested Award
Balance as of December 31, 2025	19,760,606	$118.49
Granted	4,838,882	153.55
Vested	(5,017,410)	89.60
Forfeited	(20,200)	141.13
Balance as of March 31, 2026	19,561,878	$134.55

The total compensation expense expected to be recognized in all future periods associated with unvested awards is $2,072.3 million as of March 31, 2026 and is expected to be recognized over the remaining weighted average period of 3.4 years.

Other Equity-Based Compensation

The following table presents unvested AOG Unit awards’ activity:

	Unvested AOG Unit Awards	Weighted Average Grant Date Fair Value Per Unvested AOG Unit Award
Balance as of December 31, 2025	212,448	$170.94
Vested	(70,816)	170.94
Balance as of March 31, 2026	141,632	$170.94

The total compensation expense expected to be recognized in all future periods associated with unvested AOG Unit awards is $23.2 million as of March 31, 2026 and is expected to be recognized over the remaining weighted average period of 1.9 years.

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
In February 2026, the Company’s board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $750.0 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2027. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares as part of the stock repurchase program.
The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance as of December 31, 2025	218,465,429	3,489,911	1,000	105,079,121	327,035,461
Issuance of common stock, net of unvested share forfeitures	105,992	—	—	—	105,992
Exchanges of common stock	750,827	—	—	(750,827)	—
Vesting of restricted unit awards, net of shares withheld for tax	2,639,448	—	—	—	2,639,448
Balance as of March 31, 2026	221,961,696	3,489,911	1,000	104,328,294	329,780,901

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents each partner’s AOG Units and corresponding ownership interest in each of the AOG entities, as well as its daily average ownership of AOG Units in each of the AOG entities:

					Daily Average Ownership
	As of March 31, 2026		As of December 31, 2025		Three months ended March 31,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2026	2025
Ares Management Corporation	225,451,607	68.36%	221,955,340	67.87%	68.13%	65.77%
Ares Owners Holdings, L.P.	104,328,294	31.64	105,079,121	32.13	31.87	34.23
Total	329,779,901	100.00%	327,034,461	100.00%

Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company had 30,000,000 shares of Series B mandatory convertible preferred stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series B mandatory convertible preferred stock are payable quarterly at a rate per annum equal to 6.75%. Dividends on Series B mandatory convertible preferred stock are cumulative and the Series B mandatory convertible preferred stock, unless previously converted or redeemed, will automatically convert into the Company’s Class A common stock on October 1, 2027. Unless converted earlier in accordance with its terms, each share of Series B mandatory convertible preferred stock will automatically convert on the mandatory conversion date into between 0.2717 and 0.3260 shares of the Company’s Class A common stock, in each case, subject to customary anti-dilution adjustments. The conversion rate that will apply to mandatory conversions will be determined based on the average of the daily volume-weighted average prices over the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately before October 1, 2027.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in AOG entities:

Total
Balance as of December 31, 2024	$23,496
Net income	316
Currency translation adjustment, net of tax	198
Distributions	(300)
Balance as of March 31, 2025	23,710
Net loss	(274)
Currency translation adjustment, net of tax	699
Balance as of June 30, 2025	24,135
Net income	1,797
Currency translation adjustment, net of tax	(182)
Balance as of September 30, 2025	25,750
Net loss	(490)
Currency translation adjustment, net of tax	36
Balance as of December 31, 2025	25,296
Net loss	(1,113)
Currency translation adjustment, net of tax	(7)
Distributions	(297)
Balance as of March 31, 2026	$23,879

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance as of December 31, 2024	$550,700
Change in redemption value	5,698
Balance as of March 31, 2025	556,398
Redemptions from Class A ordinary shares of Ares Acquisition Corporation II (“AAC II”) (subsequently renamed to Kodiak AI, Inc. (Nasdaq: KDK))	(7,143)
Change in redemption value	8,795
Balance as of June 30, 2025	558,050
Redemptions from Class A ordinary shares of AAC II	(502,360)
Change in redemption value	7,214
Deconsolidation of AAC II	(62,904)
Balance as of September 30, 2025	$—

As of March 31, 2026 and December 31, 2025, there was no redeemable interest in Consolidated Funds.

13. SEGMENT REPORTING

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

FRE, a non-GAAP measure that is a component of RI, is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees and fee related performance revenues, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it excludes net performance income, investment income and adjusts for certain other items that the Company believes are not indicative of its core operating performance. Fee related performance revenues, together with fee related performance compensation, are presented within FRE because they represent incentive fees from perpetual capital vehicles that are measured and eligible to be received on a recurring basis and not dependent on realization events from the underlying investments.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended March 31, 2026
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total Segments	OMG	Total
Management fees	$684,663	$196,626	$70,275	$33,119	$16,888	$1,001,571	$—	$1,001,571
Fee related performance revenues	5,256	2,601	11,699	—	—	19,556	—	19,556
Other fees	15,099	46,752	1,785	500	50	64,186	9,781	73,967
Compensation and benefits	(176,237)	(80,091)	(20,499)	(13,784)	(7,964)	(298,575)	(150,072)	(448,647)
General, administrative and other expenses	(51,345)	(33,919)	(8,627)	(4,978)	(2,563)	(101,432)	(80,611)	(182,043)
Fee related earnings	477,436	131,969	54,633	14,857	6,411	685,306	(220,902)	464,404
Performance income—realized	166,228	11,663	—	35,657	—	213,548	—	213,548
Performance related compensation—realized	(102,249)	(7,400)	—	(28,563)	—	(138,212)	—	(138,212)
Realized net performance income	63,979	4,263	—	7,094	—	75,336	—	75,336
Investment income (loss)—realized	4,024	5,446	169	78	2,194	11,911	(131)	11,780
Interest income	832	184	19	—	—	1,035	941	1,976
Interest expense	(3,355)	(31,089)	(1,623)	(3,416)	(11,141)	(50,624)	(136)	(50,760)
Realized net investment income (loss)	1,501	(25,459)	(1,435)	(3,338)	(8,947)	(37,678)	674	(37,004)
Realized income	$542,916	$110,773	$53,198	$18,613	$(2,536)	$722,964	$(220,228)	$502,736

	Three months ended March 31, 2025
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total Segments	OMG	Total
Management fees	$585,396	$130,453	$57,650	$31,998	$12,879	$818,376	$—	$818,376
Fee related performance revenues	18,395	—	9,656	—	—	28,051	—	28,051
Other fees	10,598	21,380	122	397	136	32,633	5,537	38,170
Compensation and benefits	(164,747)	(56,702)	(18,371)	(13,831)	(7,063)	(260,714)	(116,468)	(377,182)
General, administrative and other expenses	(41,048)	(20,852)	(8,473)	(4,257)	(1,483)	(76,113)	(64,026)	(140,139)
Fee related earnings	408,594	74,279	40,584	14,307	4,469	542,233	(174,957)	367,276
Performance income—realized	54,112	65,305	—	6,031	—	125,448	—	125,448
Performance related compensation—realized	(34,258)	(46,807)	—	(3,351)	—	(84,416)	—	(84,416)
Realized net performance income	19,854	18,498	—	2,680	—	41,032	—	41,032
Investment income (loss)—realized	5,379	7,919	138	(4,602)	2,530	11,364	331	11,695
Interest income	4,420	2,618	957	2,022	11,688	21,705	603	22,308
Interest expense	(6,308)	(15,717)	(2,008)	(4,180)	(7,918)	(36,131)	(256)	(36,387)
Realized net investment income (loss)	3,491	(5,180)	(913)	(6,760)	6,300	(3,062)	678	(2,384)
Realized income	$431,939	$87,597	$39,671	$10,227	$10,769	$580,203	$(174,279)	$405,924

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income (loss):

	Three months ended March 31,
	2026	2025
Segment revenues
Management fees	$1,001,571	$818,376
Fee related performance revenues	19,556	28,051
Other fees	64,186	32,633
Performance income—realized	213,548	125,448
Total segment revenues	$1,298,861	$1,004,508
Segment expenses
Compensation and benefits	$298,575	$260,714
General, administrative and other expenses	101,432	76,113
Performance related compensation—realized	138,212	84,416
Total segment expenses	$538,219	$421,243
Segment realized net investment income (loss)
Investment income—realized	$11,911	$11,364
Interest income	1,035	21,705
Interest expense	(50,624)	(36,131)
Total segment realized net investment loss	$(37,678)	$(3,062)
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Three months ended March 31,
	2026	2025
Total consolidated revenue	$1,396,436	$1,088,805
Performance income—unrealized	(92,035)	(64,443)
Management fees of Consolidated Funds eliminated in consolidation	21,513	9,894
Performance income of Consolidated Funds eliminated in consolidation	16,118	5,128
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	83	124
Administrative fees(1)	(24,035)	(19,728)
OMG revenue	(9,780)	(5,537)
Principal investment income, net of eliminations	(477)	(21,998)
Net (revenue) expense of non-controlling interests in consolidated subsidiaries	(8,962)	12,263
Total consolidation adjustments and reconciling items	(97,575)	(84,297)
Total segment revenue	$1,298,861	$1,004,508

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated expenses to segment expenses:

	Three months ended March 31,
	2026	2025
Total consolidated expenses	$1,168,463	$1,014,328
Performance related compensation-unrealized	(81,422)	(40,550)
Expenses of Consolidated Funds added in consolidation	(28,878)	(16,684)
Expenses of Consolidated Funds eliminated in consolidation	21,595	10,028
Administrative fees(1)	(24,035)	(19,728)
OMG expenses	(230,683)	(180,494)
Acquisition and merger-related expense	(1,244)	(34,608)
Equity compensation expense	(203,632)	(257,862)
Acquisition-related compensation expense(2)	(28,200)	(21,999)
Placement fee adjustment	6,822	6
Depreciation and amortization expense	(59,694)	(48,229)
Expense of non-controlling interests in consolidated subsidiaries	(873)	17,035
Total consolidation adjustments and reconciling items	(630,244)	(593,085)
Total segment expenses	$538,219	$421,243

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Represents bonus payments, a portion of earnouts and other costs recorded in connection with various acquisitions that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Condensed Consolidated Statements of Operations. See “Note 7. Commitments and Contingencies” for a further description of the various contingent earnout arrangements.

The following table reconciles the Company’s consolidated other income to segment realized net investment loss:

	Three months ended March 31,
	2026	2025
Total consolidated other income	$84,948	$66,561
Investment income—unrealized	(20,138)	(21,638)
Interest and other investment (income) loss—unrealized	(3,373)	3,774
Other income, net of Consolidated Funds added in consolidation	(106,720)	(86,422)
Other expense (income), net of Consolidated Funds eliminated in consolidation	(236)	1,800
OMG other (income) expense	(675)	4,197
Principal investment income	29,012	26,839
Other (income) expense, net	(23,006)	2,526
Other loss (income) of non-controlling interests in consolidated subsidiaries	2,510	(699)
Total consolidation adjustments and reconciling items	(122,626)	(69,623)
Total segment realized net investment loss	$(37,678)	$(3,062)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended March 31,
	2026	2025
Income before taxes	$312,921	$141,038
Adjustments:
Depreciation and amortization expense	59,694	48,229
Equity compensation expense	203,632	257,862
Acquisition-related compensation expense(1)	28,200	21,999
Acquisition and merger-related expense	1,244	34,608
Placement fee adjustment	(6,822)	(6)
OMG expense, net	220,227	179,154
Other (income) expense, net	(23,006)	2,526
Income before taxes of non-controlling interests in consolidated subsidiaries	(5,578)	(5,471)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(33,424)	(57,979)
Total performance income—unrealized	(92,035)	(64,443)
Total performance related compensation—unrealized	81,422	40,550
Total net investment income—unrealized	(23,511)	(17,864)
Realized income	722,964	580,203
Total performance income—realized	(213,548)	(125,448)
Total performance related compensation—realized	138,212	84,416
Total net investment loss—realized	37,678	3,062
Fee related earnings	$685,306	$542,233

(1)Represents bonus payments, a portion of earnouts and other costs recorded in connection with various acquisitions that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Condensed Consolidated Statements of Operations. See “Note 7. Commitments and Contingencies” for a further description of the various contingent earnout arrangements.

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

Investments in Consolidated Variable Interest Entities

The Company consolidates entities in which the Company has a variable interest and, as the general partner or investment manager, has both the power to direct the most significant activities and a significant economic interest. Investments in the consolidated VIEs are reported at fair value and represent the Company’s maximum exposure to loss.

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

	As of March 31,	As of December 31,
	2026	2025
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs	$442,385	$469,455
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs	1,363,147	1,346,592
Assets of consolidated VIEs	12,786,632	13,468,979
Liabilities of consolidated VIEs	8,556,436	9,354,024

	Three months ended March 31,
	2026	2025
Net income attributable to non-controlling interests related to consolidated VIEs	$27,025	$52,976

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of March 31, 2026
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$568,779	$—	$—	$568,779
Investments (includes $4,029,460 of accrued carried interest)	6,997,871	—	(1,478,194)	5,519,677
Due from affiliates	1,364,027	—	(16,382)	1,347,645
Other assets	1,042,457	—	—	1,042,457
Right-of-use operating lease assets	564,572	—	—	564,572
Intangible assets, net	2,141,645	—	—	2,141,645
Goodwill	3,463,416	—	—	3,463,416
Assets of Consolidated Funds
Cash and cash equivalents	—	869,305	—	869,305
Investments, at fair value	—	12,709,020	—	12,709,020
Receivable for securities sold	—	95,079	—	95,079
Other assets	—	73,338	—	73,338
Total assets	$16,142,767	$13,746,742	$(1,494,576)	$28,394,933
Liabilities
Accounts payable, accrued expenses and other liabilities	$1,231,541	$—	$(148)	$1,231,393
Accrued compensation	422,524	—	—	422,524
Due to affiliates	796,802	—	—	796,802
Performance related compensation payable	3,018,340	—	—	3,018,340
Debt obligations	4,386,476	—	—	4,386,476
Operating lease liabilities	730,133	—	—	730,133
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	113,760	(756)	113,004
Due to affiliates	—	15,369	(15,369)	—
Payable for securities purchased	—	281,807	—	281,807
CLO loan obligations, at fair value	—	6,861,827	(63,017)	6,798,810
Fund borrowings	—	2,232,365	—	2,232,365
Total liabilities	10,585,816	9,505,128	(79,290)	20,011,654
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	23,879	—	—	23,879
Non-controlling interest in Consolidated Funds	—	4,241,614	(1,264,923)	2,976,691
Non-controlling interest in Ares Operating Group entities	1,404,842	—	(47,568)	1,357,274
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding)	1,460,030	—	—	1,460,030
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (221,961,696 shares issued and outstanding)	2,220	—	—	2,220
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (104,328,294 shares issued and outstanding)	1,043	—	—	1,043
Additional paid-in-capital	4,307,484	—	(102,795)	4,204,689
Accumulated deficit	(1,656,571)	—	—	(1,656,571)
Accumulated other comprehensive income, net of tax	13,989	—	—	13,989
Total stockholders’ equity	4,128,230	—	(102,795)	4,025,435
Total equity	5,533,072	4,241,614	(1,415,286)	8,359,400
Total liabilities, redeemable interest, non-controlling interests and equity	$16,142,767	$13,746,742	$(1,494,576)	$28,394,933

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2026
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,011,040	$—	$(21,513)	$989,527
Carried interest allocation	162,749	—	(16,118)	146,631
Incentive fees	161,934	—	—	161,934
Principal investment income	29,012	—	(28,535)	477
Administrative, transaction and other fees	97,950	—	(83)	97,867
Total revenues	1,462,685	—	(66,249)	1,396,436
Expenses
Compensation and benefits	692,407	—	—	692,407
Performance related compensation	228,336	—	—	228,336
General, administrative and other expenses	240,437	—	—	240,437
Expenses of the Consolidated Funds	—	28,878	(21,595)	7,283
Total expenses	1,161,180	28,878	(21,595)	1,168,463
Other income (expense)
Net realized and unrealized gains (losses) on investments	(2,842)	—	6,231	3,389
Interest and dividend income	7,099	—	—	7,099
Interest expense	(50,760)	—	—	(50,760)
Other income, net	24,495	—	65	24,560
Net realized and unrealized gains on investments of the Consolidated Funds	—	139,908	(5,892)	134,016
Interest and other income of the Consolidated Funds	—	105,445	—	105,445
Interest expense of the Consolidated Funds	—	(138,633)	(168)	(138,801)
Total other income (expense), net	(22,008)	106,720	236	84,948
Income before taxes	279,497	77,842	(44,418)	312,921
Income tax expense	56,095	3,777	—	59,872
Net income	223,402	74,065	(44,418)	253,049
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	74,065	(44,418)	29,647
Net income attributable to Ares Operating Group entities	223,402	—	—	223,402
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(1,113)	—	—	(1,113)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	81,926	—	—	81,926
Net income attributable to Ares Management Corporation	142,589	—	—	142,589
Less: Series B mandatory convertible preferred stock dividends declared	25,313	—	—	25,313
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$117,276	$—	$—	$117,276

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$826,881	$—	$(9,894)	$816,987
Carried interest allocation	165,126	—	(5,118)	160,008
Incentive fees	32,058	—	(10)	32,048
Principal investment income	26,839	—	(4,841)	21,998
Administrative, transaction and other fees	57,888	—	(124)	57,764
Total revenues	1,108,792	—	(19,987)	1,088,805
Expenses
Compensation and benefits	657,125	—	—	657,125
Performance related compensation	122,633	—	—	122,633
General, administrative and other expenses	227,914	—	—	227,914
Expenses of the Consolidated Funds	—	16,684	(10,028)	6,656
Total expenses	1,007,672	16,684	(10,028)	1,014,328
Other income (expense)
Net realized and unrealized gains on investments	10,631	—	(10,363)	268
Interest and dividend income	18,203	—	(547)	17,656
Interest expense	(36,387)	—	—	(36,387)
Other expense, net	(10,508)	—	(206)	(10,714)
Net realized and unrealized gains on investments of the Consolidated Funds	—	83,727	4,679	88,406
Interest and other income of the Consolidated Funds	—	160,072	—	160,072
Interest expense of the Consolidated Funds	—	(157,377)	4,637	(152,740)
Total other income (expense), net	(18,061)	86,422	(1,800)	66,561
Income before taxes	83,059	69,738	(11,759)	141,038
Income tax expense	15,535	2,002	—	17,537
Net income	67,524	67,736	(11,759)	123,501
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	67,736	(11,759)	55,977
Net income attributable to Ares Operating Group entities	67,524	—	—	67,524
Less: Net income attributable to redeemable interest in Ares Operating Group entities	316	—	—	316
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	20,038	—	—	20,038
Net income attributable to Ares Management Corporation	47,170	—	—	47,170
Less: Series B mandatory convertible preferred stock dividends declared	25,313	—	—	25,313
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$21,857	$—	$—	$21,857

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2026
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities
Net income	$223,402	$74,065	$(44,418)	$253,049
Adjustments to reconcile net income to net cash provided by (used in) operating activities	236,257	—	16,610	252,867
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds	—	(357,804)	5,893	(351,911)
Cash flows due to changes in operating assets and liabilities	34,441	—	20,236	54,677
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	101,833	96,000	197,833
Net cash provided by (used in) operating activities	494,100	(181,906)	94,321	406,515
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements, net of disposals	(15,643)	—	—	(15,643)
Acquisitions, net of cash acquired	8,477	—	—	8,477
Net cash used in investing activities	(7,166)	—	—	(7,166)
Cash flows from financing activities
Proceeds from Credit Facility	505,000	—	—	505,000
Proceeds from Term Loan	399,415	—	—	399,415
Repayments of Credit Facility	(460,000)	—	—	(460,000)
Dividends and distributions	(522,752)	—	—	(522,752)
Taxes paid related to net share settlement of equity awards	(318,428)	—	—	(318,428)
Other financing activities	12,719	—	—	12,719
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	344,448	(6,762)	337,686
Distributions to non-controlling interests in Consolidated Funds	—	(82,056)	2,224	(79,832)
Borrowings under loan obligations by Consolidated Funds	—	824,531	—	824,531
Repayments under loan obligations by Consolidated Funds	—	(991,250)	—	(991,250)
Net cash provided by (used in) financing activities	(384,046)	95,673	(4,538)	(292,911)
Effect of exchange rate changes	(23,005)	(3,550)	—	(26,555)
Net change in cash and cash equivalents	79,883	(89,783)	89,783	79,883
Cash and cash equivalents, beginning of period	488,896	959,088	(959,088)	488,896
Cash and cash equivalents, end of period	$568,779	$869,305	$(869,305)	$568,779
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$15,997	$—	$—	$15,997

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities
Net income	$67,524	$67,736	$(11,759)	$123,501
Adjustments to reconcile net income to net cash provided by operating activities	267,697	—	42,636	310,333
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	—	980,313	(11,344)	968,969
Cash flows due to changes in operating assets and liabilities	372,073	—	(144,367)	227,706
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	164,586	199,108	363,694
Net cash provided by operating activities	707,294	1,212,635	74,274	1,994,203
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements, net of disposals	(21,975)	—	—	(21,975)
Acquisitions, net of cash acquired	(1,722,715)	—	—	(1,722,715)
Net cash used in investing activities	(1,744,690)	—	—	(1,744,690)
Cash flows from financing activities
Proceeds from Credit Facility	1,125,000	—	—	1,125,000
Repayments of Credit Facility	(140,000)	—	—	(140,000)
Dividends and distributions	(445,088)	—	—	(445,088)
Taxes paid related to net share settlement of equity awards	(396,722)	—	—	(396,722)
Other financing activities	457	—	—	457
Allocable to non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	123,707	(34,627)	89,080
Distributions to non-controlling interests in Consolidated Funds	—	(321,741)	3,567	(318,174)
Borrowings under loan obligations by Consolidated Funds	—	172,606	—	172,606
Repayments under loan obligations by Consolidated Funds	—	(1,264,886)	—	(1,264,886)
Net cash provided by (used in) financing activities	143,647	(1,290,314)	(31,060)	(1,177,727)
Effect of exchange rate changes	4,309	34,465	—	38,774
Net change in cash and cash equivalents	(889,440)	(43,214)	43,214	(889,440)
Cash and cash equivalents, beginning of period	1,507,976	1,227,489	(1,227,489)	1,507,976
Cash and cash equivalents, end of period	$618,536	$1,184,275	$(1,184,275)	$618,536
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$1,657,881	$—	$—	$1,657,881

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
15. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after March 31, 2026 through the date the unaudited condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In April 2026, the Company’s board of directors declared a quarterly dividend of $1.35 per share of Class A and non-voting common stock payable on June 30, 2026 to common stockholders of record at the close of business on June 16, 2026.
In April 2026, the Company’s board of directors declared a quarterly dividend of $0.84375 per share of Series B mandatory convertible preferred stock payable on July 1, 2026 to preferred stockholders of record on June 15, 2026.

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
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Ares Management Corporation and the related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes included in the 2025 Annual Report on Form 10-K of Ares Management Corporation.
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

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the three months ended March 31, 2026, 93% of our management fees were derived from perpetual capital vehicles or long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results from operations, including the fair value of our AUM, are affected by a variety of factors. Conditions in the global financial markets and economic and political environments may impact our business, particularly in the U.S., Europe and Asia-Pacific (“APAC”).

    The following table presents returns of selected market indices:

			Returns (%)
Type of Index	Name of Index	Region	Three months ended March 31, 2026
High yield bonds	ICE BAML High Yield Master II Index	U.S.	(0.6)
High yield bonds	ICE BAML European Currency High Yield Index	Europe	(1.7)
Leveraged loans	S&P UBS Leveraged Loan Index	U.S.	(0.5)
Leveraged loans	S&P UBS Western European Leveraged Loan Index	Europe	(0.8)
Equities	S&P 500 Index	U.S.	(4.3)
Equities	MSCI All Country World Ex-U.S. Index	Non-U.S.	(0.6)
Infrastructure equities	S&P Global Infrastructure Index	Global	8.3
Real estate equities	FTSE NAREIT All Equity REITs Index	U.S.	2.8
Real estate equities	FTSE EPRA/NAREIT Developed Europe Index	Europe	(5.3)
Real estate equities	Tokyo Stock Exchange REIT Index	APAC	(8.2)

During the first quarter of 2026, global markets experienced heightened volatility amid the geopolitical tension and conflicts in the Middle East, elevated energy prices and changes in monetary policy expectations. As a result, U.S. and European high yield bonds and leveraged loans were pressured, with European markets more sensitive to the conflicts in the Middle East due to greater dependency on oil flows. U.S. and international equity markets also declined amid inflationary pressures and broader macroeconomic uncertainty. Developed and emerging international markets modestly outperformed U.S. equities, reflecting stronger performance in select regions.

Despite elevated uncertainty from the market volatility, global commercial real estate fundamentals strengthened in the first quarter of 2026. Transaction volumes continued to increase, debt availability improved and property values appreciated across markets. Notwithstanding overall strengthening trends, the European and APAC real estate markets demonstrated greater sensitivity to global conditions compared to the U.S. While performance varies by sector and geography, we believe constrained new supply will be a meaningful tailwind for the commercial real estate markets over the next few years. In addition, renewable energy continued to scale, supported by record battery storage additions and strong corporate demand for clean energy. The climate infrastructure market remained resilient, bolstered by continued progress in clean energy deployment, the expansion of digital infrastructure and sustained adoption of artificial intelligence.

Private equity activity moderated during the quarter, with dealmaking and exit activity softening amid continued market selectivity and elevated uncertainty in private credit markets. Sponsors remained highly selective, prioritizing businesses with resilient fundamentals and clear paths to value creation, including differentiated technology and artificial intelligence capabilities. We believe a renewed focus on value creation strategies that emphasize operational improvements, selective deployment, talent optimization and digital transformation are essential to support long-term momentum.

We believe our portfolios across all strategies remain well positioned for a fluctuating interest rate environment. On a market value basis, approximately 83% of our debt assets and 51% of our total assets were floating rate instruments as of March 31, 2026.

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
The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total AUM
Balance at 12/31/2025	$406,866	$139,088	$42,156	$25,288	$9,107	$622,505
Acquisitions	5,544	—	—	—	—	5,544
New par/equity commitments	11,575	5,253	741	858	1,315	19,742
New debt commitments	8,785	993	—	—	—	9,778
Capital reductions	(3,226)	(335)	(88)	—	—	(3,649)
Distributions	(5,173)	(1,515)	(344)	(1,087)	(356)	(8,475)
Redemptions	(1,366)	(188)	(26)	—	—	(1,580)
Net allocations among investment strategies	(629)	123	15	—	491	—
Change in fund value	248	(35)	175	(385)	385	388
Balance at 3/31/2026	$422,624	$143,384	$42,629	$24,674	$10,942	$644,253

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total AUM
Balance at 12/31/2024	$348,858	$75,298	$29,153	$24,041	$7,096	$484,446
Acquisitions	—	45,281	—	—	—	45,281
New par/equity commitments	5,944	2,461	2,289	975	1,096	12,765
New debt commitments	4,820	2,614	—	—	—	7,434
Capital reductions	(3,414)	(768)	(58)	(36)	—	(4,276)
Distributions	(3,270)	(1,458)	(239)	(149)	(138)	(5,254)
Redemptions	(381)	(159)	(23)	—	—	(563)
Net allocations among investment strategies	1,309	—	—	—	(1,309)	—
Change in fund value	5,210	918	190	(104)	(174)	6,040
Balance at 3/31/2025	$359,076	$124,187	$31,312	$24,727	$6,571	$545,873

The components of our AUM are presented below ($ in billions):

AUM: $644.3	AUM: $545.9

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $5.4 billion and $5.2 billion of non-fee paying AUM from our general partner and employee commitments as of March 31, 2026 and 2025, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management

FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total
Balance at 12/31/2025	$249,816	$84,065	$29,481	$14,437	$7,150	$384,949
Acquisitions	5,495	—	—	—	—	5,495
Commitments	6,415	2,613	487	—	540	10,055
Deployment/increase in leverage	8,981	2,306	1,075	796	207	13,365
Capital reductions	(3,860)	(82)	(88)	—	—	(4,030)
Distributions	(3,565)	(1,291)	(260)	(79)	(356)	(5,551)
Redemptions	(1,434)	(188)	(26)	—	—	(1,648)
Net allocations among investment strategies	(253)	143	—	—	110	—
Change in fund value	(1,819)	(192)	(449)	(128)	229	(2,359)
Change in fee basis	411	(235)	(31)	(823)	—	(678)
Balance at 3/31/2026	$260,187	$87,139	$30,189	$14,203	$7,880	$399,598

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total
Balance at 12/31/2024	$209,145	$44,088	$22,401	$11,427	$5,492	$292,553
Acquisitions	—	30,467	—	—	—	30,467
Commitments	6,478	1,068	1,053	—	1,036	9,635
Deployment/increase in leverage	7,731	1,509	257	17	253	9,767
Capital reductions	(3,610)	(42)	—	—	—	(3,652)
Distributions	(3,294)	(1,403)	(59)	—	(138)	(4,894)
Redemptions	(448)	(159)	(23)	—	—	(630)
Net allocations among investment strategies	1,172	—	—	—	(1,172)	—
Change in fund value	1,420	280	(159)	(1)	119	1,659
Change in fee basis	(363)	617	—	(91)	—	163
Balance at 3/31/2025	$218,231	$76,425	$23,470	$11,352	$5,590	$335,068

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $399.6	FPAUM: $335.1

Invested capital	NAV/fair value/reported value(1)	Capital commitments	Collateral balances (at par)	GAV

(1)Includes $98.2 billion and $76.7 billion from funds that primarily invest in illiquid strategies as of March 31, 2026 and 2025, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

Perpetual Capital Assets Under Management

The chart below presents our perpetual capital AUM by segment and type ($ in billions):

Credit	Real Assets	Secondaries	Other Businesses	Perpetual Wealth Funds	Private Commingled Funds	Publicly-Traded Funds	Managed Accounts

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended March 31, 2026 and 2025, 93% and 92%, respectively, of management fees were earned from perpetual capital or long-dated funds.

The charts below present the composition of our segment management fees by fund type:

Perpetual Capital - Publicly-Traded Funds	Perpetual Capital - Perpetual Wealth Funds	Perpetual Capital - Private Commingled Funds	Perpetual Capital - Managed Accounts	Long-Dated Funds(1)	Other

(1) Long-dated funds generally have a contractual life of five years or more at inception.

Available Capital and Assets Under Management Not Yet Paying Fees

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Real Assets	Secondaries	Private Equity	Other Businesses
As of March 31, 2026, AUM not yet paying fees includes $79.4 billion of AUM available for future deployment and $4.2 billion of development assets not yet stabilized that could collectively generate approximately $715.9 million in potential incremental annual management fees, representing a 22% embedded growth rate in our base management fees from the last twelve month period.

Incentive Eligible Assets Under Management and Incentive Generating Assets Under Management

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Credit	Real Assets	Secondaries	Private Equity	Other Businesses

Fee related performance revenues are not recognized by us until such fees are crystallized and no longer subject to reversal. As of March 31, 2026, perpetual capital IGAUM that could potentially result in crystallized fee related performance revenues totaled $42.1 billion, composed of $23.0 billion within the Credit Group, $13.9 billion within the Real Assets Group and $5.2 billion within the Secondaries Group. As of March 31, 2025, perpetual capital IGAUM that could potentially result in crystallized fee related performance revenues totaled $25.7 billion, composed of $19.5 billion within the Credit Group, $3.5 billion within the Real Assets Group and $2.7 billion within the Secondaries Group. As of March 31, 2026 and 2025, IGAUM included $51.9 billion and $37.9 billion, respectively, of AUM from funds generating incentive income that is not recognized by us until such fees are crystallized or no longer subject to reversal.
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

Consolidation and Deconsolidation of Ares Funds
We consolidate (i) entities that we have both the power to direct significant activities of the entity and a significant economic interest; and (ii) entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity. Certain funds that have historically been consolidated in the financial statements may no longer be consolidated because: (i) such funds have been liquidated or dissolved; or (ii) we are no longer deemed to have a controlling interest in the entity. Consolidated Funds represented approximately 6% of our AUM as of March 31, 2026 and 5% of total revenues for the three months ended March 31, 2026.
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
We have transferred certain financial interests to structured financing vehicles that we manage, including but not limited to collateralized fund obligations, rated note feeders and private asset-backed notes, among other secondary solutions. These financial interests include our capital interests and rights to performance income in funds that we manage. The purpose of these transferred interests is to provide collateral or other forms of similar credit-enhancement, including subordination and liquidity support, to the structured financing vehicles. These structured financing vehicles are typically designed to meet investors’ risk-return, liquidity, diversification and risk-based capital treatment objectives and to support capital raising efforts across our platform. The transfer of these financial interests does not subject us to the additional risk of loss; instead, our maximum risk of loss equals the value of our transferred interest in the event that the returns generated by the structured financing vehicles do not meet stated performance thresholds. These structured financing vehicles typically represent variable interest entities that are consolidated with our results. As a result, the financial interests that we transfer will typically be reclassified from investments in the funds that we manage and/or from accrued performance income to investments of the Consolidated Funds upon consolidation. Any future investment income and performance income resulting from these financial interests is typically presented within the results of operations of our Consolidated Funds as a result of consolidation.
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

The following table presents our summarized consolidated results of operations ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Total revenues	$1,396,436	$1,088,805	$307,631	28%
Total expenses	(1,168,463)	(1,014,328)	(154,135)	(15)
Total other income, net	84,948	66,561	18,387	28
Less: Income tax expense	59,872	17,537	(42,335)	(241)
Net income	253,049	123,501	129,548	105
Less: Net income attributable to non-controlling interests in Consolidated Funds	29,647	55,977	(26,330)	(47)
Net income attributable to Ares Operating Group entities	223,402	67,524	155,878	231
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(1,113)	316	(1,429)	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	81,926	20,038	61,888	NM
Net income attributable to Ares Management Corporation	142,589	47,170	95,419	202
Less: Series B mandatory convertible preferred stock dividends declared	25,313	25,313	—	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$117,276	$21,857	95,419	NM

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Revenues
Management fees	$989,527	$816,987	$172,540	21%
Carried interest allocation	146,631	160,008	(13,377)	(8)
Incentive fees	161,934	32,048	129,886	NM
Principal investment income	477	21,998	(21,521)	(98)
Administrative, transaction and other fees	97,867	57,764	40,103	69
Total revenues	$1,396,436	$1,088,805	307,631	28
Management Fees. Within the Credit Group, our publicly-traded and our perpetual wealth funds contributed $37.4 million of the increase in management fees for the three months ended March 31, 2026 compared to the same period in 2025, primarily driven by increases in the average size of their portfolios. Capital deployment in private funds within our direct lending and alternative credit strategies led to a rise in FPAUM, contributing $29.6 million of the increase in management fees for the three months ended March 31, 2026 compared to the same period in 2025. Within the Real Assets Group, funds that we manage as a result of the acquisition of the international business of GLP Capital Partners Limited excluding its operations in Greater China (the “GCP Acquisition”) generated $34.6 million in additional management fees for the three months ended March 31, 2026 compared to one month of fees for the three months ended March 31, 2025.

In addition, Part I Fees increased by $29.2 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase in Part I Fees was primarily attributable to ASIF and our open-ended European direct lending fund, driven by increases in net investment income from their growing portfolios of investments.

For detail regarding the fluctuations of management fees within each of our segments, see “—Results of Operations by Segment.”

Carried Interest Allocation. The following table sets forth carried interest allocation by segment ($ in millions):

	Three months ended March 31,
	2026	2025
Credit funds	$137.3	$130.7
Real Assets funds	47.5	22.0
Secondaries funds	9.8	(6.2)
Private Equity funds	10.6	37.0
Other businesses	(42.0)	2.4
Elimination of carried interest from Consolidated Funds	(16.1)	(5.1)
Carried interest of non-controlling interests in consolidated subsidiaries	(0.5)	(20.8)
Carried interest allocation	$146.6	$160.0
The activity was principally composed of the following:

Three months ended March 31, 2026	Three months ended March 31, 2025
Credit funds
•Primarily from one alternative credit fund, three direct lending funds and one opportunistic credit fund with $29.3 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within alternative credit, Pathfinder II generated carried interest allocation of $42.2 million, driven by market appreciation of certain investments that primarily operate in the utilities and transportation industries
◦Within direct lending, ACE VI, ACE V and PCS II generated carried interest allocation of $31.5 million, $25.5 million and $19.0 million, respectively, driven by net investment income during the period
◦Within opportunistic credit, SSF IV generated carried interest allocation of $17.1 million, driven by improved profitability of portfolio companies that operate in the utilities, energy and services industries

•Primarily from four direct lending funds, one opportunistic credit fund and two alternative credit funds with $37.8 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within direct lending, ACE V, ACE VI and PCS II generated carried interest allocation of $46.3 million, $26.6 million and $13.0 million, respectively, driven by net investment income on an increasing invested capital base. ACE IV generated carried interest allocation of $13.3 million driven by net investment income during the period
◦Within opportunistic credit, ASOF II generated carried interest allocation of $21.0 million, driven by improved operating performance metrics from portfolio companies that operate in the services and retail industries
◦Within alternative credit, Pathfinder II and Pathfinder I generated carried interest allocation of $21.6 million and $10.1 million, respectively, driven by market appreciation of certain investments and net investment income during the period
•Reversal of unrealized carried interest allocation of $27.0 million and $24.7 million from SSF IV and ASOF I, respectively, primarily due to the market depreciation of their investment in Savers Value Village, Inc. (“SVV”), driven by its lower stock price

Real Assets funds
•IDF V generated carried interest allocation of $14.7 million, driven by net investment income during the period
•ACIP II and ACIP I generated carried interest allocation of $11.3 million and $9.1 million, respectively, driven by the appreciation of certain portfolio investments

•IDF V generated carried interest allocation of $10.3 million, driven by net investment income during the period
•Carried interest allocation of $5.1 million and $1.6 million generated from two U.S. real estate equity funds and EIF V, respectively, primarily due to appreciation of certain investments
•Reversal of unrealized carried interest allocation of $1.3 million from ACIP I was driven by the lower valuation of certain investments

Secondaries funds
•LEP XVII and LREF IX generated carried interest allocation of $7.3 million and $3.5 million, respectively, primarily driven by appreciation of certain portfolio investments
•Reversal of unrealized carried interest of $10.9 million from LREF VIII, primarily driven by the lower valuation of certain investments
•Reversal of unrealized carried interest of $9.3 million from LEP XVI, due to the lower valuation of certain investments
•LEP XVII generated carried interest allocation of $6.0 million, driven by improved operating performance and appreciation of certain investments

Private Equity funds
•ACOF VI generated carried interest allocation of $22.4 million, driven by improved profitability of portfolio companies that primarily operate in the industrial and retail industries
•Reversal of unrealized carried interest of $12.2 million from ACOF IV, driven by lower operating performance from a portfolio company that operates in the healthcare and by decreasing share price of a portfolio company that operates in the consumer services

•ACOF VI and ACOF IV generated carried interest allocation of $42.7 million and $6.6 million, respectively, primarily driven by improved operating performance metrics from portfolio companies that primarily operate in the healthcare, services, industrial and retail industries
•Reversal of unrealized carried interest allocation of $13.1 million from a private equity fund driven by lower operating performance from portfolio companies that primarily operate in the industrial and service industries

Other businesses
•Reversal of unrealized carried interest of $54.1 million attributable to the decrease in market value of our investment in Kodiak AI, Inc. (Nasdaq: KDK), driven by its lower stock price
•Carried interest allocation of $12.0 million from an insurance fund that is eliminated upon consolidation
•Carried interest allocation from an insurance fund that is eliminated upon consolidation

Incentive Fees. The following table sets forth incentive fees by segment ($ in millions):

	Three months ended March 31,
	2026	2025
Credit funds	$147.6	$21.9
Real Assets funds	2.6	0.4
Secondaries funds	11.7	9.7
Incentive fees	$161.9	$32.0
The increase in incentive fees for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to (i) fees of $138.5 million generated by SDL I in connection with the sale of its remaining assets to a continuation vehicle; and (ii) higher fees generated from APMF resulting from increased IGAUM over the comparative period. For further detail regarding the incentive fees within each of our segments, see discussion of fee related performance revenues and realized net performance income within “—Results of Operations by Segment.”
Principal Investment Income. The activity for the three months ended March 31, 2026 was primarily attributable to:
•Dividend income of $7.2 million primarily generated from our investments in various U.S. direct lending, Japanese real estate equity and real estate debt funds
•Unrealized losses of $10.5 million from our investment in a U.S. real estate equity fund, partially offset by unrealized gains of $3.1 million from our investments in various European real estate equity funds and opportunistic credit funds
The activity for the three months ended March 31, 2025 was primarily attributable to:
•Interest income of $7.7 million from newly admitted investors in an insurance fund, where capital account balances are reallocated from existing investors in exchange for interest to compensate for carrying costs
•Dividend income of $4.7 million generated from our investments in various real estate debt funds
•Net realized gains of $3.5 million generated from our investments in various U.S. real estate equity funds

Administrative, Transaction and Other Fees. The increase for the three months ended March 31, 2026 compared to the same period in 2025 was driven by: (i) an increase of $21.0 million reflecting the full quarter impact of property-related fees and administrative service fees earned from funds acquired in the GCP Acquisition; (ii) an increase in administrative service fees of $6.5 million, earned from new and existing private funds within our Credit Group that are based on invested capital and from our perpetual wealth funds; and (iii) an increase in capital markets transaction fees of $5.2 million, reflecting increased transaction volumes.

Expenses

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Expenses
Compensation and benefits	$692,407	$657,125	$(35,282)	(5)%
Performance related compensation	228,336	122,633	(105,703)	(86)
General, administrative and other expenses	240,437	227,914	(12,523)	(5)
Expenses of Consolidated Funds	7,283	6,656	(627)	(9)
Total expenses	$1,168,463	$1,014,328	(154,135)	(15)
Compensation and Benefits. The following table presents the components of change in compensation and benefits for the three months ended March 31, 2026 compared to the same period in 2025 ($ in millions):

Year-over-year change
Compensation and benefits
Cash-based compensation and benefits	$(68.4)
Part I Fee compensation	(14.9)
Acquisition-related compensation expense	(6.2)
Equity compensation expense	(31.0)
Acquisition-related equity compensation expense	85.2
Total	$(35.3)

The increase in cash-based compensation and benefits reflected the continued growth in salary and benefits for our increased staffing levels, as well as the full quarter impact of employment related costs of $30.8 million from the GCP Acquisition.
In addition, Part I Fee compensation increased over the comparative period, corresponding to the increase in Part I Fees. We reduced Part I Fee compensation by $7.5 million and $4.8 million for the three months ended March 31, 2026 and 2025, respectively, to reclaim a portion of the supplemental distribution fees that we paid to distribution partners.
Equity compensation increased over the comparative period as a result of newly issued discretionary and bonus-related awards granted at higher stock prices relative to previously granted awards that have since fully vested. Acquisition-related equity compensation expense decreased over the comparative period as the prior year period included $108.8 million of expense from the portion of the awards associated with the purchase price of the GCP Acquisition that immediately vested.
Full-time equivalent headcount increased by 24% to 4,297 professionals for the year-to-date period in 2026 from 3,474 professionals in 2025, including the impact from the GCP Acquisition of 511 full-time equivalents.
For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment.”
Performance Related Compensation. The majority of the changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees as described above.
General, Administrative and Other Expenses. The increase in general, administrative and other expenses reflect growing staffing levels and fundraising activities, as well as the full quarter impact of operating costs of $13.2 million from the GCP Acquisition. Excluding the impact from the GCP Acquisition, information technology costs for software licenses and capitalized software amortization increased by $5.7 million for the three months ended March 31, 2026 compared to the same period in 2025, driven by continued build-out of internally developed software and to support our growing headcount. Travel and marketing costs also increased by $4.4 million over the comparative period, driven by new sponsorships and investor events held during the quarter. Furthermore, supplemental distribution fees increased by $4.2 million over the comparative period due to the expansion of our distribution relationships and wealth product offerings.
Amortization of intangible assets increased by $9.8 million over the comparative period, primarily due to the full quarter impact from the GCP Acquisition.
Conversely, acquisition-related costs decreased by $33.4 million for the three months ended March 31, 2026 compared to the same period in 2025. Acquisition-related costs generally precede a business combination, vary with the complexity of the transaction and may occur even when acquisitions are not successfully completed. We incurred costs in the current quarter primarily related to the acquisition of the remaining outstanding shares of BlueCove Limited (the “BlueCove Acquisition”), while we incurred $33.7 million during the three months ended March 31, 2025 related to the GCP Acquisition.
Other Income (Expense)

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Other income (expense)
Net realized and unrealized gains on investments	$3,389	$268	$3,121	NM
Interest and dividend income	7,099	17,656	(10,557)	(60)
Interest expense	(50,760)	(36,387)	(14,373)	(40)
Other income (expense), net	24,560	(10,714)	35,274	NM
Net realized and unrealized gains on investments of Consolidated Funds	134,016	88,406	45,610	52
Interest and other income of Consolidated Funds	105,445	160,072	(54,627)	(34)
Interest expense of Consolidated Funds	(138,801)	(152,740)	13,939	9
Total other income, net	$84,948	$66,561	18,387	28

Net Realized and Unrealized Gains on Investments; Interest and Dividend Income. The activity for the three months ended March 31, 2026 was primarily attributable to:
•Unrealized gains of $42.7 million from our strategic investments in X‑Energy, Inc., which completed its initial public offering after the first quarter of 2026 (Nasdaq: XE), partially offset by unrealized losses of $36.4 million primarily from our investments in KDK and J-REIT

•Interest and dividend income primarily included: (i) dividend income of $3.9 million from our strategic investment in a Brazilian alternative asset manager and from our investment in J-REIT; and (ii) income of $1.1 million from our investments in CLOs and CLO-based investments
The activity for the three months ended March 31, 2025 was primarily attributable to:
•Interest and dividend income primarily included: (i) income of $2.1 million from our investments in CLOs and CLO-based investments; (ii) dividend income of $2.0 million from our strategic investment in a Brazilian alternative asset manager; and (iii) $11.9 million of interest income earned from treasury-backed securities. These treasury-backed securities were sold in the first quarter of 2025 and the proceeds from the sale were used to fund the GCP Acquisition.

Interest Expense. Interest expense increased for the three months ended March 31, 2026 compared to the same period in 2025 due to a higher average outstanding balance of our Credit Facility. At the end of March 2026, we borrowed $400.0 million under the Term Loan. We expect interest expense attributable to the Term Loan to be approximately $4.7 million per quarter in future periods.

Other Income (Expense), Net. Other income (expense), net for the three months ended March 31, 2026 included a $37.4 million bargain purchase gain from the BlueCove Acquisition. A bargain purchase gain resulted from the fair value of the identifiable tangible and intangible assets acquired exceeding the purchase consideration. A portion of the purchase price payable to certain senior professionals is dependent upon the achievement of revenue targets and has been excluded from purchase consideration as it is subject to continued and future service.

Other income (expense), net for the three months ended March 31, 2026 also included non-cash expense of $14.3 million from an increase in fair value of contingent consideration, reflecting our progress toward achieving the earnouts established in connection with the GCP Acquisition. These earnouts are based on revenue targets of certain digital infrastructure funds and fundraising targets of certain Japanese real estate funds. See “Note 7. Commitments and Contingencies” within our unaudited condensed consolidated financial statements for a further description of these contingent earnout arrangements.

Income Tax Expense

The majority of our Consolidated Funds are not subject to income tax as the funds’ investors are responsible for reporting their share of income or loss on a pass-through basis. Accordingly, the following discussion focuses on the change in income tax expense attributable to the Company:

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Consolidated Company Entities
Income before taxes	$279,497	$83,059	$196,438	237%
Less: Income tax expense	56,095	15,535	(40,560)	(261)
Net income	$223,402	$67,524	155,878	231
The increase in income tax expense was primarily attributable to higher pre-tax income allocable to AMC and higher entity level taxes in foreign and local jurisdictions for the three months ended March 31, 2026 compared to the same period in 2025.
The allocation of taxable income is also sensitive to any changes in weighted average daily ownership as the income attributed to redeemable and non-controlling interests is generally passed through to partners and not subject to corporate income taxes. The following table summarizes weighted average daily ownership:

	Three months ended March 31,
	2026	2025
AMC common stockholders	68.13%	65.77%
Non-controlling AOG unitholders	31.87	34.23
The change in ownership compared to the prior year period was primarily driven by the issuances of shares of Class A common stock in connection with the vesting of restricted unit awards and exchanges of AOG Units.

Redeemable and Non-Controlling Interests

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Net income	$253,049	$123,501	$129,548	105%
Less: Net income attributable to non-controlling interests in Consolidated Funds	29,647	55,977	(26,330)	(47)
Net income attributable to Ares Operating Group entities	223,402	67,524	155,878	231
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(1,113)	316	(1,429)	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	81,926	20,038	61,888	NM
Net income attributable to Ares Management Corporation	142,589	47,170	95,419	202
Less: Series B mandatory convertible preferred stock dividends declared	25,313	25,313	—	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$117,276	$21,857	95,419	NM

The change in net income attributable to non-controlling interests in AOG entities compared to the prior year period was primarily a result of the respective change in income before taxes of the Company as presented above.
Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Expenses of the Consolidated Funds	$(7,283)	$(6,656)	$(627)	(9)%
Net realized and unrealized gains on investments of Consolidated Funds	134,016	88,406	45,610	52
Interest and other income of Consolidated Funds	105,445	160,072	(54,627)	(34)
Interest expense of Consolidated Funds	(138,801)	(152,740)	13,939	9
Income before taxes	93,377	89,082	4,295	5
Less: Income tax expense of Consolidated Funds	3,777	2,002	(1,775)	(89)
Net income	89,600	87,080	2,520	3
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	66,249	19,987	46,262	231
Other expense (income), net attributable to Ares Management Corporation eliminated upon consolidation (loss)	6,296	(11,116)	(17,412)	NM
Net income attributable to non-controlling interests in Consolidated Funds	$29,647	$55,977	(26,330)	(47)
The results of operations of the Consolidated Funds primarily represent activities from certain funds that we are deemed to control. When a fund is consolidated, we reflect the revenues and expenses of the entity on a gross basis, subject to eliminations from consolidation. A substantial portion of our results of operations related to the Consolidated Funds are attributable to ownership interests that third parties hold in those funds. The Consolidated Funds are not necessarily the same funds in each year presented due to changes in ownership, changes in limited partners’ or investor rights, and the creation or termination of funds and entities. Accordingly, such amounts may not be comparable for the periods presented, and in any event have no material impact on net income attributable to Ares Management Corporation.

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

The following table sets forth FRE and RI by reportable segment and the OMG ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Fee Related Earnings
Credit Group	$477,436	$408,594	$68,842	17%
Real Assets Group	131,969	74,279	57,690	78
Secondaries Group	54,633	40,584	14,049	35
Private Equity Group	14,857	14,307	550	4
Other	6,411	4,469	1,942	43
Operations Management Group	(220,902)	(174,957)	(45,945)	(26)
Fee Related Earnings	$464,404	$367,276	97,128	26
Realized Income
Credit Group	$542,916	$431,939	$110,977	26%
Real Assets Group	110,773	87,597	23,176	26
Secondaries Group	53,198	39,671	13,527	34
Private Equity Group	18,613	10,227	8,386	82
Other	(2,536)	10,769	(13,305)	NM
Operations Management Group	(220,228)	(174,279)	(45,949)	(26)
Realized Income	$502,736	$405,924	96,812	24

Income before provision for income taxes is the GAAP financial measure most comparable to RI. The following table presents the reconciliation of income before taxes as reported within the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and the OMG ($ in thousands):

	Three months ended March 31,
	2026	2025
Income before taxes	$312,921	$141,038
Adjustments:
Depreciation and amortization expense	59,694	48,229
Equity compensation expense	203,632	257,862
Acquisition-related compensation expense(1)	28,200	21,999
Acquisition and merger-related expense	1,244	34,608
Placement fee adjustment	(6,822)	(6)
Other (income) expense, net	(23,006)	2,526
Income before taxes of non-controlling interests in consolidated subsidiaries	(5,578)	(5,471)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(33,424)	(57,979)
Total performance income—unrealized	(92,035)	(64,443)
Total performance related compensation—unrealized	81,422	40,550
Total net investment income—unrealized	(23,512)	(12,989)
Realized Income	502,736	405,924
Total performance income—realized	(213,548)	(125,448)
Total performance related compensation—realized	138,212	84,416
Total net investment loss—realized	37,004	2,384
Fee Related Earnings	$464,404	$367,276

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

Results of Operations by Segment

Credit Group—Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Fee Related Earnings
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Management fees	$684,663	$585,396	$99,267	17%
Fee related performance revenues	5,256	18,395	(13,139)	(71)
Other fees	15,099	10,598	4,501	42
Compensation and benefits	(176,237)	(164,747)	(11,490)	(7)
General, administrative and other expenses	(51,345)	(41,048)	(10,297)	(25)
Fee Related Earnings	$477,436	$408,594	68,842	17

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$684.7
$3.6
$13.2
$24.4
$143.0
$500.5
$585.4
$8.7
$24.5
$120.1
$432.1
Q1 2026
Q1 2025
Effective management fee rate
1.07%
1.09%
Part I Fees'contribution
0.22%
0.22%
Fees from funds in existence in both periods
Part I Fees
Fees from CLOs
Fees from funds that started paying fees after Q1 2025
Fees from BlueCove Acquisition
Fees from funds that no longer pay fees in Q1 2026

The following table presents the components of and causes for changes in the Credit Group’s management fees for the three months ended March 31, 2026 compared to the prior year period ($ in millions):

Year-over-year change
Perpetual wealth funds:
Base management fees from ASIF, our open-ended European direct lending fund and CADC, due to increases in the average size of their portfolios	$25.4
Part I Fees from ASIF, our open-ended European direct lending fund and CADC, driven by increases in net investment income from their growing portfolio of investments	23.7
Fees from our open-ended sports, media and entertainment opportunities fund, which began generating fees during the first quarter of 2026 following the expiration of its fee waiver	2.1
Fees from SDL III, ACE VI, Pathfinder II, our open-ended core alternative credit fund and ASOF III, driven by capital deployment	37.6
Fees from ARCC due to an increase in the average size of its portfolio	8.8
Fees from funds acquired in the BlueCove Acquisition	3.6
Distributions that reduced the fee base of SDL II, ACE IV and SSG IV as the funds are past their investment periods	(10.1)
SDL I no longer pays fees in connection with the sale of its remaining assets to a continuation vehicle in the first quarter of 2026	(4.8)
Cumulative effect of other changes	13.0
Total	$99.3

The decrease in effective management fee rate for the three months ended March 31, 2026 compared to the same period in 2025 was primarily attributable to increases in FPAUM from our funds in the liquid credit strategy, which have an effective fee rate of less than 0.50%.
Fee Related Performance Revenues. Fee related performance revenues decreased for the three months ended March 31, 2026 compared to the same period in 2025. Fee related performance revenues for the three months ended March 31, 2026 were primarily attributable to incentive fees from our open-ended sports, media and entertainment opportunities fund, which has a quarterly measurement period and a fee waiver that expired at the end of 2025. Fee related performance revenues for the three months ended March 31, 2025 were primarily attributable to incentive fees from a European direct lending fund that crystallized fees following the restructuring of its hold back provisions.
Other Fees. The increase in other fees for the three months ended March 31, 2026 compared to the same period in 2025 was primarily driven an increase in administrative service fees of $3.1 million, which are earned from certain private funds that pay on invested capital. In addition, capital markets transaction fees were higher by $1.7 million, reflecting increased transaction volumes.
Compensation and Benefits. The increase in compensation and benefits for the three months ended March 31, 2026 compared to the same period in 2025 was primarily driven by an increase in: (i) Part I Fee compensation of $14.9 million, corresponding to the increase in Part I Fees; (ii) incentive-based compensation of $6.3 million; and (iii) salary expenses of $2.9 million, primarily attributable to headcount growth; partially offset by (iv) lower fee related performance compensation of $9.8 million, corresponding to the decrease in fee related performance revenues. We reduced Part I Fee compensation by $3.9 million and $4.8 million for the three months ended March 31, 2026 and 2025, respectively, to reclaim a portion of the supplemental distribution fees that we paid to distribution partners.

Full-time equivalent headcount increased by 4% to 729 investment and investment support professionals for the year-to-date period in 2026 from 698 professionals in 2025 primarily due to the impact of the BlueCove Acquisition and also to support our growing direct lending and alternative credit platforms.
General, Administrative and Other Expenses. The increase in general, administrative and other expenses for the three months ended March 31, 2026 compared to the same period in 2025 was driven by: (i) an increase in professional service fees of $4.4 million; (ii) an increase in supplemental distribution fees of $2.6 million as we continue to expand our wealth product offerings and distribution relationships; and (iii) an increase in information technology costs of $1.1 million to support our growing headcount.

Realized Income

The following table presents the components of the Credit Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Fee Related Earnings	$477,436	$408,594	$68,842	17%
Performance income—realized	166,228	54,112	112,116	207
Performance related compensation—realized	(102,249)	(34,258)	(67,991)	(198)
Realized net performance income	63,979	19,854	44,125	222
Investment income—realized	4,024	5,379	(1,355)	(25)
Interest income	832	4,420	(3,588)	(81)
Interest expense	(3,355)	(6,308)	2,953	47
Realized net investment income	1,501	3,491	(1,990)	(57)
Realized Income	$542,916	$431,939	110,977	26

The Credit Group’s realized activities were principally composed of and caused by the following:

Three months ended March 31, 2026	Three months ended March 31, 2025
Realized net performance income
Incentive fees: •$53.9 million from SDL I in connection with the sale of its remaining assets to a continuation vehicle Carried interest: •Tax distributions of $8.0 million, primarily from ACE V	Carried interest: •Tax distributions of $17.2 million, primarily from ACE IV, ACE V and an alternative credit
Realized investment income and interest income
•Income of $2.3 million generated from a U.S. direct lending fund •Income of $1.9 million generated from our investments in 14 CLOs and CLO-based investments	•Income of $3.3 million generated from our investments in 12 CLOs and CLO-based investments •Income of $1.1 million generated from our investment in SSF IV
Interest expense allocated to the Credit Group decreased for the three months ended March 31, 2026 compared to the same period in 2025 as a significant portion of the current period’s interest expense was allocated based on capital used to finance the GCP Acquisition in the prior year, which occurred within the Real Assets Group.

Credit Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of March 31, 2026			As of December 31, 2025
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
Pathfinder I	$220.1	$186.9	$33.2	$216.3	$183.9	$32.4
Pathfinder II	176.9	136.3	40.6	134.7	105.4	29.3
ASOF I	256.3	189.7	66.6	276.4	204.6	71.8
ASOF II	332.5	232.9	99.6	324.6	227.3	97.3
PCS I	140.5	83.1	57.4	150.5	88.9	61.6
PCS II	281.9	166.9	115.0	262.6	155.5	107.1
ACE IV	175.2	114.4	60.8	185.7	120.5	65.2
ACE V	355.0	224.1	130.9	347.6	218.9	128.7
ACE VI	221.8	140.0	81.8	190.3	119.7	70.6
Other Credit funds	286.2	175.9	110.3	246.0	149.1	96.9
Total Credit Group	$2,446.4	$1,650.2	$796.2	$2,334.7	$1,573.8	$760.9

The following table presents the change in accrued performance income for the Credit Group ($ in millions):

		As of December 31, 2025	Activity during the period			As of March 31, 2026
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
Pathfinder I	European	$216.3	$3.8	$—	$—	$220.1
Pathfinder II	European	134.7	42.2	—	—	176.9
ASOF I	European	276.4	(17.4)	(2.7)	—	256.3
ASOF II	European	324.6	7.9	—	—	332.5
PCS I	European	150.5	(9.8)	—	(0.2)	140.5
PCS II	European	262.6	19.0	—	0.3	281.9
ACE IV	European	185.7	(9.4)	(1.1)	—	175.2
ACE V	European	347.6	25.5	(18.3)	0.2	355.0
ACE VI	European	190.3	31.5	—	—	221.8
Other Credit funds	European	220.3	42.9	—	0.9	264.1
Other Credit funds	American	25.7	1.1	(1.8)	(2.9)	22.1
Total accrued carried interest		2,334.7	137.3	(23.9)	(1.7)	2,446.4
SDL I	Incentive	—	138.5	(138.5)	—	—
Other credit funds	Incentive	—	3.8	(3.8)	—	—
Total Credit Group		$2,334.7	$279.6	$(166.2)	$(1.7)	$2,446.4

Credit Group—Assets Under Management

The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2025	$53,061	$48,060	$19,841	$189,610	$84,662	$11,557	$75	$406,866
Acquisitions	5,544	—	—	—	—	—	—	5,544
New par/equity commitments	2,418	1,145	1,602	2,727	3,141	542	—	11,575
New debt commitments	944	289	—	6,716	836	—	—	8,785
Capital reductions	(668)	(11)	—	(2,399)	(148)	—	—	(3,226)
Distributions	(77)	(570)	(90)	(3,219)	(1,180)	(37)	—	(5,173)
Redemptions	(566)	—	—	(739)	(61)	—	—	(1,366)
Net allocations among investment strategies	(3)	(611)	—	30	—	—	(45)	(629)
Change in fund value	(423)	372	52	472	(267)	42	—	248
Balance at 3/31/2026	$60,230	$48,674	$21,405	$193,198	$86,983	$12,104	$30	$422,624

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2024	$46,895	$41,565	$14,964	$159,129	$74,560	$11,470	$275	$348,858
New par/equity commitments	459	560	1,072	2,983	856	14	—	5,944
New debt commitments	1,005	—	—	3,815	—	—	—	4,820
Capital reductions	(1,920)	(277)	(175)	(943)	—	(99)	—	(3,414)
Distributions	(29)	(862)	(142)	(1,232)	(973)	(32)	—	(3,270)
Redemptions	(260)	—	—	(121)	—	—	—	(381)
Net allocations among investment strategies	—	1,309	—	—	—	—	—	1,309
Change in fund value	396	612	(71)	1,119	3,044	107	3	5,210
Balance at 3/31/2025	$46,546	$42,907	$15,648	$164,750	$77,487	$11,460	$278	$359,076

(1) Amounts represent equity commitments to the platform that have not yet been allocated to an investment strategy.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $422.6	AUM: $359.1

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $2.3 billion and $2.0 billion of non-fee paying AUM from our general partner and employee commitments as of March 31, 2026 and 2025, respectively.

Credit Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2025	$51,958	$35,303	$9,821	$102,310	$45,095	$5,329	$249,816
Acquisitions	5,495	—	—	—	—	—	5,495
Commitments	2,784	—	—	1,918	1,189	524	6,415
Deployment/increase in leverage	—	1,507	619	4,472	2,233	150	8,981
Capital reductions	(682)	—	—	(2,988)	(104)	(86)	(3,860)
Distributions	(78)	(448)	(5)	(2,488)	(530)	(16)	(3,565)
Redemptions	(555)	—	—	(818)	(61)	—	(1,434)
Net allocations among investment strategies	(3)	(250)	—	—	—	—	(253)
Change in fund value	(465)	(95)	—	117	(1,381)	5	(1,819)
Change in fee basis	—	—	—	412	—	(1)	411
Balance at 3/31/2026	$58,454	$36,017	$10,435	$102,935	$46,441	$5,905	$260,187

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2024	$44,629	$29,384	$7,899	$86,415	$35,786	$5,032	$209,145
Commitments	2,189	—	—	3,641	634	14	6,478
Deployment/increase in leverage	9	1,467	428	3,552	1,906	369	7,731
Capital reductions	(1,920)	—	—	(1,641)	(49)	—	(3,610)
Distributions	(34)	(539)	(22)	(1,897)	(531)	(271)	(3,294)
Redemptions	(247)	—	—	(121)	(80)	—	(448)
Net allocations among investment strategies	—	1,172	—	—	—	—	1,172
Change in fund value	(88)	(18)	—	440	1,085	1	1,420
Change in fee basis	—	—	—	—	(332)	(31)	(363)
Balance at 3/31/2025	$44,538	$31,466	$8,305	$90,389	$38,419	$5,114	$218,231

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $260.2	FPAUM: $218.2

Invested capital	NAV/fair value(1)	Collateral balances (at par)	Capital commitments

(1)Includes $61.9 billion and $50.4 billion from funds that primarily invest in illiquid strategies as of March 31, 2026 and 2025, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of March 31, 2026

ARCC contributed approximately 29% of the Credit Group’s total management fees for the three months ended March 31, 2026. In addition, the Credit Group’s other significant funds, which are presented in the tables below, collectively contributed approximately 45% of the Credit Group’s management fees for the three months ended March 31, 2026.

    The following table presents the performance data for our significant perpetual capital funds in the Credit Group as of March 31, 2026 ($ in millions):

				Returns(%)
	Primary Investment Strategy	Year of Inception	AUM	Current Quarter		Since Inception(1)
Fund				Gross	Net	Gross	Net
ARCC(2)	U.S. Direct Lending	2004	$35,743	N/A	0.7	N/A	11.9
CADC(3)	U.S. Direct Lending	2017	8,510	N/A	(1.2)	N/A	6.6
Open-ended core alternative credit fund(4)	Alternative Credit	2021	8,663	2.6	1.9	11.9	8.8
ASIF(3)	U.S. Direct Lending	2023	26,303	N/A	0.1	N/A	10.1
Open-ended European direct lending fund(5)	European Direct Lending	2024	7,897	N/A	0.4	N/A	8.6

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
(4)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. The fund is made up of a Main Class (“Class M”) and a Constrained Class (“Class C”). Class M includes investors electing to participate in all investments and Class C includes investors electing to be excluded from exposure to liquid investments. Returns presented in the table are for onshore Class M. The current quarter gross and net returns for Class M (offshore) are 2.6% and 1.8%, respectively. The since inception gross and net returns for Class M (offshore) are 11.8% and 8.4%, respectively. The current quarter gross and net returns for Class C (offshore) are 2.4% and 1.7%, respectively. The since inception gross and net returns for Class C (offshore) are 11.3% and 8.1%, respectively. Metrics for the rated note feeder funds are not shown separately.
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

The following table presents the performance data of the Credit Group’s significant drawdown funds as of March 31, 2026 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
PCS II	U.S. Direct Lending	2020	$6,615	$5,114	$4,053	$1,447	$4,178	$5,625	1.4x	1.3x	13.0	9.2
ASOF II	Opportunistic Credit	2021	9,115	7,128	6,202	462	7,836	8,298	1.5x	1.3x	16.6	12.1
ACE VI Unlevered(7)	European Direct Lending	2022	24,506	7,439	3,376	263	3,498	3,761	1.2x	1.1x	12.0	8.6
ACE VI Levered(7)				9,667	3,648	295	3,878	4,173	1.2x	1.2x	17.7	12.6
SDL III Unlevered(8)	U.S. Direct Lending	2023	27,447	3,311	1,735	122	1,748	1,870	1.1x	1.1x	10.8	7.8
SDL III Levered				11,959	5,325	543	5,500	6,043	1.2x	1.1x	21.3	14.8
Pathfinder II	Alternative Credit	2023	7,429	6,612	3,576	202	4,071	4,273	1.3x	1.2x	22.8	16.0
Funds Harvesting Investments
ACE IV Unlevered(9)	European Direct Lending	2018	4,904	2,851	2,454	2,351	887	3,238	1.4x	1.3x	7.9	5.6
ACE IV Levered(9)				4,819	4,095	4,213	1,689	5,902	1.6x	1.4x	10.7	7.6
ACE V Unlevered(10)	European Direct Lending	2020	17,005	7,026	5,734	2,083	5,283	7,366	1.4x	1.3x	10.0	7.4
ACE V Levered(10)				6,376	5,216	2,628	4,848	7,476	1.5x	1.4x	13.9	10.2
SDL II Unlevered	U.S. Direct Lending	2021	14,667	1,989	1,700	713	1,405	2,118	1.3x	1.3x	10.9	8.6
SDL II Levered				6,047	4,924	3,097	3,572	6,669	1.5x	1.4x	16.8	13.0

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
(7)ACE VI is made up of six parallel funds, four denominated in Euros and two denominated in GBP: ACE VI (E) Unlevered, ACE VI (E) II Unlevered, ACE VI (G) Unlevered, ACE VI (E) Levered, ACE VI (E) II Levered, and ACE VI (G) Levered, and three feeder funds: ACE VI (D) Levered, ACE VI (Y) Unlevered and ACE VI (D) Rated Notes. ACE VI (E) II Levered includes ACE VI (D) Levered feeder fund and ACE VI (E) II Unlevered includes ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR and gross and net MoIC presented in the table are for ACE VI (E) Unlevered and ACE VI (E) Levered. Metrics for ACE VI (E) II Levered exclude the ACE VI (D) Levered feeder fund and metrics for ACE VI (E) II Unlevered exclude ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR for ACE VI (G) Unlevered are 13.9% and 9.9%, respectively. The gross and net MoIC for ACE VI (G) Unlevered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE VI (G) Levered are 21.8% and 12.9%, respectively. The gross and net MoIC for ACE VI (G) Levered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE VI (E) II Unlevered are 12.1% and 8.5%, respectively. The gross and net MoIC for ACE VI (E) II Unlevered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE VI (E) II Levered are 18.8% and 13.2%, respectively. The gross and net MoIC for ACE VI (E) II Levered are 1.2x and 1.2x, respectively. The gross and net IRR for ACE VI (D) Levered are 21.0% and 16.1%, respectively. The gross and net MoIC for ACE VI (D) Levered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE VI (Y) Unlevered are 10.2% and 6.9%, respectively. The gross and net MoIC for ACE VI (Y) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (D) Rated Notes are 19.8% and 13.3%, respectively. The gross and net MoIC for ACE VI (D) Rated Notes are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE VI Unlevered and ACE VI Levered are for the combined levered and unlevered parallel funds and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

(8)SDL III Unlevered includes investor commitments in three currencies: U.S. Dollars, GBP, and Yen. The gross and net IRR and MoIC presented in the table are for investors committed in U.S. Dollars. The gross and net IRR for investors committed in GBP are 11.2% and 8.2%, respectively. The gross and net MoIC for investors committed in GBP are 1.1x and 1.1x, respectively. The gross and net IRR for investors committed in Yen are 6.8% and 3.8%, respectively. The gross and net MoIC for investors committed in Yen are 1.1x and 1.0x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for SDL III Unlevered are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.
(9)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in GBP: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered and one feeder fund: ACE IV (D) Levered. ACE IV (E) Levered includes the ACE IV (D) Levered feeder fund. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered exclude the U.S. Dollar denominated feeder fund. The gross and net IRR for ACE IV (G) Unlevered are 9.4% and 6.9%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE IV (G) Levered are 12.1% and 8.6%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.7x and 1.5x, respectively. The gross and net IRR for ACE IV (D) Levered are 12.2% and 8.9%, respectively. The gross and net MoIC for ACE IV (D) Levered are 1.7x and 1.5x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.
(10)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in GBP: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered, and two feeder funds: ACE V (D) Levered and ACE V (Y) Unlevered. ACE V (E) Levered includes the ACE V (D) Levered feeder fund and ACE V (E) Unlevered includes the ACE V (Y) Unlevered feeder fund. The gross and net IRR and gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Levered exclude the ACE V (D) Levered feeder fund and metrics for ACE V (E) Unlevered exclude the ACE V (Y) Unlevered feeder fund. The gross and net IRR for ACE V(G) Unlevered are 11.6% and 8.7%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.4x and 1.3x, respectively. The gross and net IRR for ACE V (G) Levered are 15.2% and 10.9%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.6x and 1.4x, respectively. The gross and net IRR for ACE V (D) Levered are 14.5% and 10.8%, respectively. The gross and net MoIC for ACE V (D) Levered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE V (Y) Unlevered are 11.4% and 8.3%, respectively. The gross and net MoIC for ACE V (Y) Unlevered are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Real Assets Group—Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Fee Related Earnings
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Management fees	$196,626	$130,453	$66,173	51%
Fee related performance revenues	2,601	—	2,601	NM
Other fees	46,752	21,380	25,372	119
Compensation and benefits	(80,091)	(56,702)	(23,389)	(41)
General, administrative and other expenses	(33,919)	(20,852)	(13,067)	(63)
Fee Related Earnings	$131,969	$74,279	57,690	78

Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

$196.6
$1.4
$4.1
$6.0
$58.9
$126.2
$130.5
$0.7
$3.8
$20.6
$105.4
Q1 2026
Q1 2025
Effective management fee rate
0.90%
0.92%
Fees from funds in existence in both periods
Fees from GCP Acquisition
Part I Fees
Catch-up fees
Fees from funds that started paying fees after Q1 2025
Fees from funds that no longer pay fees in Q1 2026

The following table presents the components of and causes for changes in the Real Assets Group’s management fees for the three months ended March 31, 2026 compared to the prior year ($ in millions):

Year-over-year change
Fees from acquisitions:
Full quarter impact of fees from funds acquired in the GCP Acquisition, excluding catch-up fees	$38.3
Catch-up fees from USLP V recognized in the first quarter of 2025	(3.7)
Perpetual wealth funds:
Base management fees from our open-ended core infrastructure fund, our diversified non-traded REIT and our industrial non-traded REIT, driven by additional capital raised	13.1
Part I Fees from our open-ended core infrastructure fund	6.0
Capital commitments:
Fees from US XI and EPEP IV, excluding catch-up fees	4.6
Catch-up fees from US XI	4.1
Cumulative effect of other changes	3.8
Total	$66.2

The decrease in effective management fee rate for the three months ended March 31, 2026 compared to the same period in 2025 was primarily driven by lower effective management fee rates from funds that we manage as a result of the GCP Acquisition. Certain of these funds pay management fees based on net operating income and we present the associated effective management fee rates as a percentage of fund assets, which may result in greater variability in the Real Assets Group’s effective management fee rate. In addition, due to the vertically integrated focus of the acquired platform following the GCP Acquisition, we expect the size and composition of other fees earned from certain funds will increase relative to management fees.
Fee Related Performance Revenues. Fee related performance revenues for the three months ended March 31, 2026 were primarily attributable to incentive fees earned from our U.S. open-ended industrial real estate equity fund that crystallizes fees by investor based on performance over three-year measurement periods.
Other Fees. The increase in other fees for the three months ended March 31, 2026 compared to the same period in 2025 was driven by: (i) an increase of $18.9 million reflecting the full quarter impact of property-related fees and administrative service fees earned from funds acquired in the GCP Acquisition; and (ii) an increase in property management fees of $4.6 million from our U.S. open-ended industrial real estate equity fund and our non-traded REITs, driven by the internalization of certain property management services. We expect property management fees to increase in future periods as we expand property management services across more properties and retain the fees for services that were previously outsourced to third-parties.

Compensation and Benefits. The increase in compensation and benefits over the comparative period was driven by: (i) an increase of $19.9 million from the full quarter impact of employment related costs from the GCP Acquisition; and (ii) an increase in fee related performance compensation of $1.4 million, corresponding to the increase in fee related performance revenues. There was no Part I Fee compensation for the three months ended March 31, 2026 as we reduced Part I Fee compensation by $3.6 million to reclaim a portion of the supplemental distribution fees paid to distribution partners.
Full-time equivalent headcount increased by 66% to 1,019 investment and investment support professionals for the year-to-date period in 2026 from 615 professionals for the same period in 2025, including the impact from the GCP Acquisition of 351 full-time equivalents.
General, Administrative and Other Expenses. The increase in general, administrative and other expenses for the three months ended March 31, 2026 compared to the same period in 2025 was driven by: (i) an increase of $9.4 million from the full quarter impact of operating costs from the GCP Acquisition; and (ii) an increase in supplemental distribution fees of $4.0 million due to the expansion of our distribution relationships for our open-ended core infrastructure fund.

Realized Income

The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Fee Related Earnings	$131,969	$74,279	$57,690	78%
Performance income—realized	11,663	65,305	(53,642)	(82)
Performance related compensation—realized	(7,400)	(46,807)	39,407	84
Realized net performance income	4,263	18,498	(14,235)	(77)
Investment income—realized	5,446	7,919	(2,473)	(31)
Interest income	184	2,618	(2,434)	(93)
Interest expense	(31,089)	(15,717)	(15,372)	(98)
Realized net investment loss	(25,459)	(5,180)	(20,279)	NM
Realized Income	$110,773	$87,597	23,176	26

The Real Assets Group’s realized activities were principally composed of and caused by the following:

Three months ended March 31, 2026	Three months ended March 31, 2025
Realized net performance income
Carried interest: •Distributions of $3.3 million from US VIII, which is a European-style waterfall fund that is past its investment period and monetizing investments
Carried interest:
•Tax distributions of $12.6 million from EIF V
•Distributions of $2.8 million from US VIII and a U.S. real estate equity fund, which are both European-style waterfall funds that are past their investment periods and monetizing investments
•Realized gains of $2.1 million from the sale of an ACIP I co-investment vehicle’s investment in a renewable energy company

Realized investment income and interest income
•Income of $3.6 million from Japanese real estate equity funds that distribute dividends semi-annually	•Income of $5.6 million, primarily from our real estate debt funds

Our interest expense increased for the three months ended March 31, 2026 compared to the same period in 2025 due to a higher average outstanding balance of our Credit Facility. In addition, interest expense is allocated among our segments primarily based on the cost basis of our balance sheet investments and the cost of acquisitions. The financing costs to complete the GCP Acquisition in the prior year resulted in a greater allocation of interest expense to the Real Assets Group in the current year period.

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of March 31, 2026			As of December 31, 2025
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
IDF V	$184.1	$114.1	$70.0	$172.5	$106.9	$65.6
EIF V	98.5	73.7	24.8	93.6	70.0	23.6
ACIP I	93.9	64.7	29.2	84.8	58.2	26.6
US IX	83.2	51.6	31.6	85.0	52.7	32.3
Other Real Assets funds	159.3	110.5	48.8	151.1	104.6	46.5
Total Real Assets Group	$619.0	$414.6	$204.4	$587.0	$392.4	$194.6

The following table presents the change in accrued performance income for the Real Assets Group ($ in millions):

		As of December 31, 2025	Activity during the period			As of March 31, 2026
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
IDF V	European	$172.5	$14.7	$—	$(3.1)	$184.1
EIF V	European	93.6	4.9	—	—	98.5
ACIP I	European	84.8	9.1	—	—	93.9
US IX	European	85.0	(1.8)	—	—	83.2
Other Real Assets funds	European	115.1	19.4	(11.7)	(0.7)	122.1
Other Real Assets funds	American	36.0	1.2	—	—	37.2
Total Real Assets Group		$587.0	$47.5	$(11.7)	$(3.8)	$619.0

Real Assets Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2025	$113,745	$25,343	$139,088
New equity commitments	4,167	1,086	5,253
New debt commitments	843	150	993
Capital reductions	(335)	—	(335)
Distributions	(1,089)	(426)	(1,515)
Redemptions	(172)	(16)	(188)
Net allocations among investment strategies	93	30	123
Change in fund value	(91)	56	(35)
Balance at 3/31/2026	$117,161	$26,223	$143,384

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2024	$58,246	$17,052	$75,298
Acquisitions	43,273	2,008	45,281
New par/equity commitments	1,403	1,058	2,461
New debt commitments	2,447	167	2,614
Capital reductions	(768)	—	(768)
Distributions	(791)	(667)	(1,458)
Redemptions	(159)	—	(159)
Net allocations among investment strategies	(27)	27	—
Change in fund value	816	102	918
Balance at 3/31/2025	$104,440	$19,747	$124,187

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $143.4	AUM: $124.2

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.5 billion of non-fee paying AUM from our general partner and employee commitments as of March 31, 2026 and 2025.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2025	$71,063	$13,002	$84,065
Commitments	1,547	1,066	2,613
Deployment/increase in leverage	1,133	1,173	2,306
Capital reductions	(82)	—	(82)
Distributions	(430)	(861)	(1,291)
Redemptions	(172)	(16)	(188)
Net allocations among investment strategies	99	44	143
Change in fund value	(248)	56	(192)
Change in fee basis	(235)	—	(235)
Balance at 3/31/2026	$72,675	$14,464	$87,139

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2024	$32,896	$11,192	$44,088
Acquisitions	30,178	289	30,467
Commitments	890	178	1,068
Deployment/increase in leverage	717	792	1,509
Capital reductions	(42)	—	(42)
Distributions	(551)	(852)	(1,403)
Redemptions	(159)	—	(159)
Net allocations among investment strategies	(27)	27	—
Change in fund value	596	(316)	280
Change in fee basis	258	359	617
Balance at 3/31/2025	$64,756	$11,669	$76,425
The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $87.1	FPAUM: $76.4

Invested capital	GAV	NAV/fair value	Capital commitments

Real Assets Group—Fund Performance Metrics as of March 31, 2026

The significant funds presented in the tables below collectively contributed approximately 28% of the Real Assets Group’s management fees for the three months ended March 31, 2026.

The following table presents the performance data for our significant perpetual capital funds in the Real Assets Group as of March 31, 2026 ($ in millions):

				Returns(%)
	Primary Investment Strategy	Year of Inception	AUM	Current Quarter		Since Inception(1)
Fund				Gross	Net	Gross	Net
Diversified non-traded REIT(2)	Real Estate	2012	$7,785	N/A	2.7	N/A	6.6
J-REIT(3)	Real Estate	2012	7,529	N/A	N/A	N/A	13.0
Industrial non-traded REIT(4)	Real Estate	2017	7,866	N/A	1.8	N/A	8.5
U.S. open-ended industrial real estate equity fund(5)	Real Estate	2017	6,094	2.6	2.3	16.1	13.2

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

The following table presents the performance data of the Real Assets Group’s significant drawdown fund as of March 31, 2026 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
EIP II(7)	Real Estate	2020	$4,071	$1,839	$1,756	$348	$1,631	$1,979	1.2x	1.1x	3.0	2.6

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

Secondaries Group—Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Fee Related Earnings

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Management fees	$70,275	$57,650	$12,625	22%
Fee related performance revenues	11,699	9,656	2,043	21
Other fees	1,785	122	1,663	NM
Compensation and benefits	(20,499)	(18,371)	(2,128)	(12)
General, administrative and other expenses	(8,627)	(8,473)	(154)	(2)
Fee Related Earnings	$54,633	$40,584	14,049	35

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):
The following table presents the components of and causes for changes in the Secondaries Group’s management fees for the three months ended March 31, 2026 compared to the prior year period ($ in millions):

Year-over-year change
Fees from APMF that are driven by additional capital raised	$8.5
Fees from ACS that are driven by capital deployment	2.1
Cumulative effect of other changes	2.0
Total	$12.6
Fee Related Performance Revenues. The increase in fee related performance revenues for the three months ended March 31, 2026 compared to the same period in 2025 was attributable to higher incentive fees earned from APMF, driven by increased IGAUM over the comparative period.

Other Fees. The increase in other fees for the three months ended March 31, 2026 compared to the same period in 2025 was primarily attributable to capital markets transaction fees, reflecting increased transaction volumes.
Compensation and Benefits. The increase in compensation and benefits for the three months ended March 31, 2026 compared to the same period in 2025 was driven by: (i) an increase in incentive-based compensation of $1.5 million; and (ii) an increase in fee related performance compensation of $0.6 million, corresponding to the increase in fee related performance revenues. We reduced fee related performance compensation by $2.6 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively, to reclaim a portion of the supplemental distribution fees paid to distribution partners.

Full-time equivalent headcount increased by 7% to 120 investment and investment support professionals for the year-to-date period in 2026 from 112 professionals in 2025.

Realized Income

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Fee Related Earnings	$54,633	$40,584	$14,049	35%
Investment income—realized	169	138	31	22
Interest income	19	957	(938)	(98)
Interest expense	(1,623)	(2,008)	385	19
Realized net investment loss	(1,435)	(913)	(522)	(57)
Realized Income	$53,198	$39,671	13,527	34

Realized net investment loss for the three months ended March 31, 2026 and 2025 largely represents allocated interest expense exceeding investment income during these periods.

Secondaries Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondaries Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of March 31, 2026			As of December 31, 2025
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LREF VIII	$68.6	$58.1	$10.5	$74.0	$62.8	$11.2
Other Secondaries funds	122.9	94.1	28.8	107.7	82.0	25.7
Total Secondaries Group	$191.5	$152.2	$39.3	$181.7	$144.8	$36.9

The following table presents the change in accrued performance income for the Secondaries Group ($ in millions):

		As of December 31, 2025	Activity during the period		As of March 31, 2026
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Accrued Performance Income
Accrued Carried Interest
LREF VIII	European	$74.0	$(5.4)	$—	$68.6
Other Secondaries funds	European	107.7	15.2	—	122.9
Total Secondaries Group		$181.7	$9.8	$—	$191.5

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2025	$22,104	$8,196	$6,975	$4,881	$42,156
New equity commitments	682	—	9	50	741
Capital reductions	(88)	—	—	—	(88)
Distributions	(172)	(55)	(36)	(81)	(344)
Redemptions	(26)	—	—	—	(26)
Net allocations among investment strategies	15	—	—	—	15
Change in fund value	118	11	75	(29)	175
Balance at 3/31/2026	$22,633	$8,152	$7,023	$4,821	$42,629

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2024	$15,805	$7,779	$3,691	$1,878	$29,153
New equity commitments	1,249	228	337	475	2,289
Capital reductions	—	(58)	—	—	(58)
Distributions	(178)	(39)	(18)	(4)	(239)
Redemptions	(23)	—	—	—	(23)
Change in fund value	126	35	20	9	190
Balance at 3/31/2025	$16,979	$7,945	$4,030	$2,358	$31,312

The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $42.6	AUM: $31.3

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.6 billion and $0.5 billion of non-fee paying AUM from our general partner and employee commitments as of March 31, 2026 and 2025, respectively.

Secondaries Group—Fee Paying AUM

The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2025	$16,592	$6,721	$4,859	$1,309	$29,481
Commitments	487	—	—	—	487
Deployment/increase in leverage	16	58	—	1,001	1,075
Capital reductions	(88)	—	—	—	(88)
Distributions	(17)	(52)	—	(191)	(260)
Redemptions	(26)	—	—	—	(26)
Change in fund value	(279)	(65)	5	(110)	(449)
Change in fee basis	(31)	—	—	—	(31)
Balance at 3/31/2026	$16,654	$6,662	$4,864	$2,009	$30,189

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2024	$12,788	$6,441	$2,582	$590	$22,401
Commitments	549	170	334	—	1,053
Deployment/increase in leverage	85	32	13	127	257
Distributions	(9)	(33)	(17)	—	(59)
Redemptions	(23)	—	—	—	(23)
Change in fund value	(21)	(80)	15	(73)	(159)
Balance at 3/31/2025	$13,369	$6,530	$2,927	$644	$23,470

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $30.2	FPAUM: $23.5

Reported value	Capital commitments	Invested capital

Secondaries Group—Fund Performance Metrics as of March 31, 2026

The significant funds presented in the tables below collectively contributed approximately 42% of the Secondaries Group’s management fees for the three months ended March 31, 2026.
The following table presents the performance data for our significant perpetual capital fund in the Secondaries Group as of March 31, 2026 ($ in millions):

				Returns(%)
	Primary Investment Strategy	Year of Inception	AUM	Current Quarter		Since Inception(1)
Fund				Gross	Net	Gross	Net
APMF(2)	Private Equity Secondaries	2022	$5,203	N/A	3.1	N/A	14.1

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

The following table presents the performance data of the significant drawdown fund in the Secondaries Group as of March 31, 2026 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
LEP XVI(7)	Private Equity Secondaries	2016	$4,122	$4,896	$4,318	$2,079	$3,244	$5,323	1.4x	1.2x	13.4	8.0

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

Private Equity Group—Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Fee Related Earnings
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Management fees	$33,119	$31,998	$1,121	4%
Other fees	500	397	103	26
Compensation and benefits	(13,784)	(13,831)	47	0
General, administrative and other expenses	(4,978)	(4,257)	(721)	(17)
Fee Related Earnings	$14,857	$14,307	550	4

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):

The following table presents the components of and causes for changes in the Private Equity Group’s management fees for the three months ended March 31, 2026 compared to the same period in 2025 ($ in millions):

Year-over-year change
Fees from ACOF VII, which started generating fees in the fourth quarter of 2025	$11.1
Fees from acquired APAC private equity funds effective August 2025	2.2
Fees from ACOF VI, due to the step down in fee rate and change in fee base following the commencement of fees from ACOF VII	(10.1)
Cumulative effect of other changes	(2.1)
Total	$1.1

The decrease in effective management fee rate for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to a step down in fee rate to 0.75% for ACOF VI, following the commencement of fees from ACOF VII in the fourth quarter of 2025.

Compensation and Benefits. Although salary and benefits costs have increased over the comparative periods to reflect changes from the increase in headcount in connection with the acquisition of an APAC private equity company, compensation and benefits remained relatively flat for the three months ended March 31, 2026 compared to the same period in 2025.

Full-time equivalent headcount increased by 9% to 113 investment and investment support professionals for the year-to-date period in 2026 from 104 professionals in 2025.

General, Administrative and Other Expenses. The increases in general, administrative and other expenses for the three months ended March 31, 2026 compared to the same period in 2025 largely reflect the increase in operating expenses to support our growth in APAC.

Realized Income

The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Fee Related Earnings	$14,857	$14,307	$550	4%
Performance income—realized	35,657	6,031	29,626	NM
Performance related compensation—realized	(28,563)	(3,351)	(25,212)	NM
Realized net performance income	7,094	2,680	4,414	165
Investment income (loss)—realized	78	(4,602)	4,680	NM
Interest income	—	2,022	(2,022)	(100)
Interest expense	(3,416)	(4,180)	764	18
Realized net investment loss	(3,338)	(6,760)	3,422	51
Realized Income	$18,613	$10,227	8,386	82

The Private Equity Group’s realized activities were principally composed of and caused by the following:

Three months ended March 31, 2026	Three months ended March 31, 2025
Realized net performance income
Carried interest: •Distributions from partial sales of ACOF IV’s investments in various energy companies	Carried interest: •Realized gains from ACOF IV’s investment in an energy company
Realized investment income (loss) and interest income
•No significant activities	•Realized investment loss from ACOF III as the fund continues to liquidate its remaining assets

Private Equity Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in millions):

	As of March 31, 2026			As of December 31, 2025
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF IV	$94.9	$76.0	$18.9	$142.8	$114.4	$28.4
ACOF VI	616.7	600.9	15.8	594.3	584.1	10.2
Other Private Equity funds	11.5	9.2	2.3	11.1	8.9	2.2
Total Private Equity Group	$723.1	$686.1	$37.0	$748.2	$707.4	$40.8
The following table presents the change in accrued carried interest for the Private Equity Group ($ in millions):

		As of December 31, 2025	Activity during the period		As of March 31, 2026
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
ACOF IV	American	$142.8	$(12.2)	$(35.7)	$94.9
ACOF VI	American	594.3	22.4	—	616.7
Other Private Equity funds	American	10.2	0.3	—	10.5
Other Private Equity funds	European	0.9	0.1	—	1.0
Total Private Equity Group		$748.2	$10.6	$(35.7)	$723.1

Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2025	$21,875	$3,413	$25,288
New equity commitments	858	—	858
Distributions	(1,070)	(17)	(1,087)
Change in fund value	(309)	(76)	(385)
Balance at 3/31/2026	$21,354	$3,320	$24,674

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2024	$21,064	$2,977	$24,041
New equity commitments	959	16	975
Capital reductions	(36)	—	(36)
Distributions	(149)	—	(149)
Change in fund value	64	(168)	(104)
Balance at 3/31/2025	$21,902	$2,825	$24,727

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $24.7	AUM: $24.7

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.0 billion and $1.2 billion of non-fee paying AUM from our general partner and employee commitments as of March 31, 2026 and 2025, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2025	$12,206	$2,231	$14,437
Deployment/increase in leverage	794	2	796
Distributions	(79)	—	(79)
Change in fund value	(27)	(101)	(128)
Change in fee basis	(823)	—	(823)
Balance at 3/31/2026	$12,071	$2,132	$14,203

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2024	$9,860	$1,567	$11,427
Deployment/increase in leverage	10	7	17
Change in fund value	(1)	—	(1)
Change in fee basis	(44)	(47)	(91)
Balance at 3/31/2025	$9,825	$1,527	$11,352
The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $14.2	FPAUM: $11.4

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of March 31, 2026

The significant funds presented in the table below collectively contributed approximately 21% of the Private Equity Group’s management fees for the three months ended March 31, 2026.

The following table presents the performance data of the Private Equity Group’s significant drawdown fund as of March 31, 2026 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Deploying Capital
ACOF VI	Corporate Private Equity	2020	$8,945	$5,743	$5,976	$2,434	$8,370	$10,804	1.7x	1.5x	20.4	15.3

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
(4)The net MoIC is calculated at the fund-level. The net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees, carried interest, as applicable, and other expenses. The net MoIC is also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net MoIC would be 1.5x for ACOF VI. The fund may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoIC would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
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
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRR reflects returns to the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRR is calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The fund may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRR would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRR is also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRR would be 14.9% for ACOF VI.

Operations Management Group—Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Fee Related Earnings

The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Other fees	$9,781	$5,537	$4,244	77%
Compensation and benefits	(150,072)	(116,468)	(33,604)	(29)
General, administrative and other expenses	(80,611)	(64,026)	(16,585)	(26)
Fee Related Earnings	$(220,902)	$(174,957)	(45,945)	(26)

Other Fees. The increase in other fees for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to higher facilitation fees from the 1031 exchange program associated with our non-traded REITs, as well as higher capital markets transaction fees, in each case driven by increased transaction volumes.

Compensation and Benefits. The increase in compensation and benefits was driven by: (i) an increase in salary expenses and incentive-based compensation of $19.0 million, excluding the impact from the GCP Acquisition, primarily attributable to the increase in headcount to expand our capabilities and support the growth of our business and other strategic initiatives, including transferring investment professionals from our operating segments during the current quarter to support the efforts of our Capital Solutions Group within OMG; and (ii) an increase of $8.8 million reflecting the full quarter impact of employment related costs from the GCP Acquisition.

Full-time equivalent headcount increased by 19% to 2,270 professionals for the year-to-date period in 2026 from 1,910 professionals in 2025, including the impact from the GCP Acquisition of 158 full-time equivalents.

General, Administrative and Other Expenses. The increase in general, administrative and other expenses for the three months ended March 31, 2026 compared to the same period in 2025 was driven by: (i) an increase in information technology and occupancy costs of $4.8 million to support our growing headcount; (ii) an increase of $3.7 million reflecting the full quarter impact of operating costs from the GCP Acquisition; and (iii) an increase in marketing costs of $3.1 million, driven by new sponsorships and investor events held during the quarter.

Realized Income

The following table presents the components of the OMG’s RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Fee Related Earnings	$(220,902)	$(174,957)	$(45,945)	(26)%
Investment income (loss)—realized	(131)	331	(462)	NM
Interest income	941	603	338	56
Interest expense	(136)	(256)	120	47
Realized net investment income	674	678	(4)	(1)
Realized Income	$(220,228)	$(174,279)	(45,949)	(26)

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that we are well-positioned and our liquidity will continue to be sufficient for our foreseeable working capital needs, contractual obligations, dividend payments and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are: (i) cash on hand; (ii) net working capital; (iii) cash from operations, including management fees, other fees, fee related performance revenues and net realized performance income; (iv) fund distributions related to our investments that are unpredictable as to amount and timing; and (v) net borrowings from the Credit Facility. As of March 31, 2026, our cash and cash equivalents were $568.8 million and we have $415.0 million available under our Credit Facility. Our ability to draw from the Credit Facility is subject to leverage and other covenants. We remain in compliance with all covenants as of March 31, 2026. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown in deployment, declines in valuations or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Transfers of our financial interests, such as capital interests and rights to performance income earned by us from funds that we manage, to structured financing vehicles that we manage, may reduce or delay our cash flows and liquidity associated with these financial interests. Declines or delays in transaction activity may also impact our fund distributions and net realized performance income, which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
We expect that our primary liquidity needs will continue to be to: (i) provide capital to facilitate the growth of our existing investment management businesses; (ii) fund our investment commitments; (iii) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses as well as other strategic growth initiatives; (iv) pay operating expenses, including cash compensation to our employees and tax payments for net settlement of equity awards; (v) fund capital expenditures; (vi) service our debt; (vii) pay income taxes and make payments under the tax receivable agreement; (viii) make dividend payments to our Class A and non-voting common stockholders and our Series B mandatory convertible preferred stockholders in accordance with our dividend policies; and (ix) pay distributions to AOG unitholders.
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
Our unaudited condensed consolidated financial statements reflect the cash flows of our operating businesses as well as those of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on the amounts reported within our condensed consolidated statements of cash flows. The primary cash flow activities of our Consolidated Funds include: (i) raising capital from third-party investors, which is reflected as non-controlling interests of our Consolidated Funds; (ii) financing certain investments by issuing debt; (iii) purchasing and selling investment securities; (iv) generating cash through the realization of certain investments; (v) collecting interest and dividend income; and (vi) distributing cash to investors. Our Consolidated Funds are generally accounted for as investment companies under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations. Liquidity available at our Consolidated Funds is not available for corporate liquidity needs, and the debt of these Consolidated Funds is non-recourse to us except to the extent of our investment in the fund or, in limited cases, where we provide temporary guarantees prior to certain funds obtaining sufficient equity commitments from third-party investors.

Cash Flows

The following tables summarize our condensed consolidated statements of cash flows by activities attributable to the Company and Consolidated Funds. For more details on the activity of the Company and Consolidated Funds, refer to “Note 14. Consolidation” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended March 31,
	2026	2025
Net cash provided by the Company’s operating activities	$494,100	$707,294
Net cash provided by (used in) the Consolidated Funds’ operating activities, net of eliminations	(87,585)	1,286,909
Net cash provided by operating activities	406,515	1,994,203
Net cash used in the Company’s investing activities	(7,166)	(1,744,690)
Net cash provided by (used in) the Company’s financing activities	(384,046)	143,647
Net cash provided by (used in) the Consolidated Funds’ financing activities, net of eliminations	91,135	(1,321,374)
Net cash used in financing activities	(292,911)	(1,177,727)
Effect of exchange rate changes	(26,555)	38,774
Net change in cash and cash equivalents	$79,883	$(889,440)

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

	Three months ended March 31,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Core operating activities	$516,858	$577,520	$(60,662)	(11)%
Net realized performance income	6,848	148,842	(141,994)	(95)
Net cash used in investment related activities	(29,606)	(19,068)	(10,538)	55
Net cash provided by the Company’s operating activities	$494,100	$707,294	(213,194)	(30)

While cash from our core operating activities increased as a result of growing fee revenues and sustained profitability, cash flows generated from our core operating activities have varied based on timing of cash collection of our receivables.
Net realized performance income includes (i) carried interest distributions that may represent tax distributions or other distributions of income and (ii) incentive fees that are realized annually at the end of the measurement period, which is typically at the end of the calendar year. Cash received from carried interest distributions and the subsequent payments to employees may not necessarily occur in the same quarter. Cash from incentive fees is generally received in the period subsequent to the measurement period. The decrease in net realized performance income over the comparative period was primarily due to timing of payments to employees as a portion of the distributions we received in the fourth quarter of 2025 were paid to our employees in the first quarter of 2026, while distributions received in the first quarter of 2025 were paid to our employees in the second quarter of 2025.
Net cash used in investment related activities for the three months ended March 31, 2026 and 2025 primarily represents: (i) purchases associated with funding capital commitments and strategic investments in our investment portfolio; and (ii) interest payments on our debt obligations; offset by (iii) distributions received from our capital investments and the collection of principal and interest from loans that we have made; and (iv) sales of certain capital investments to employees. Net cash used in investment related activities for the three months ended March 31, 2025 also included the rebalancing of and associated return of our capital commitments upon admitting new limited partners, partially offset by interest income from treasury-backed securities that were sold in the first quarter of 2025, providing proceeds to support the GCP Acquisition. As we are committed to invest alongside the investors in our funds, our capital commitments will increase with our growing assets under management and our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund from year to year. For further discussion of our capital commitments, see “Note 7. Commitments and

Contingencies” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during each period.
Investing Activities

	Three months ended March 31,
	2026	2025
Purchase of furniture, equipment and leasehold improvements	$(15,643)	$(21,975)
Acquisitions, net of cash acquired	8,477	(1,722,715)
Net cash used in investing activities	$(7,166)	$(1,744,690)

Net cash used in investing activities for both periods included cash to purchase furniture, equipment and leasehold improvements to support the growth in our staffing levels, including the expansion of our New York headquarters. Net cash used in investing activities for the three months ended March 31, 2026 also included net cash acquired from the BlueCove Acquisition. Cash acquired from BlueCove exceeded the cash purchase consideration as a portion of the purchase price payable to certain senior professionals is dependent upon the achievement of revenue targets and has been excluded from purchase consideration as it is subject to continued and future service. Net cash used in investing activities for the three months ended March 31, 2025 was predominately cash used to complete the GCP Acquisition.
Financing Activities

	Three months ended March 31,
	2026	2025
Net borrowings of Credit Facility	$45,000	$985,000
Borrowings from Term Loan	399,415	—
Dividends and distributions	(522,752)	(445,088)
Taxes paid related to net share settlement of equity awards	(318,428)	(396,722)
Other financing activities	12,719	457
Net cash provided by (used in) the Company’s financing activities	$(384,046)	$143,647

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, representing net cash used for the three months ended March 31, 2026 and 2025. In addition, net cash used in the Company’s financing activities included dividend payments on the Series B mandatory convertible preferred stock made during the three months ended March 31, 2026 and 2025 to our preferred stockholders.

Net cash provided by (used in) the Company’s financing activities for the three months ended March 31, 2026 and 2025 included net borrowings under the Credit Facility. These proceeds were used primarily to support general operating cash needs in the current period and to fund the GCP Acquisition in the prior period. Net cash provided by (used in) the Company’s financing activities for the three months ended March 31, 2026 also included borrowings under the Term Loan that were used to repay a portion of our Credit Facility.
In connection with the vesting of equity awards that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employees’ tax withholding liabilities and pay the taxes on their behalf in cash and thus issue fewer net shares. Cash used in connection with these awards decreased during the current period primarily as a result of the lower stock price on the vesting date. For the three months ended March 31, 2026, we net settled and did not issue 2.1 million shares. For the three months ended March 31, 2025, we net settled and did not issue 2.0 million shares.
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

We are required to maintain minimum net capital balances for regulatory purposes for our registered broker-dealers. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2026, we were required to maintain approximately $101.1 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with these regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the tax receivable agreement (the “TRA”) that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $581.7 million and $579.9 million as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, payments under the TRA were $18.0 million and $8.1 million, respectively.
For a discussion of our debt obligations, including the debt obligations of our consolidated funds, see “Note 6. Debt” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

For a discussion of our equity, see “Note 12. Equity and Redeemable Interest” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our unaudited condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies, see “Note 2. Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. For a summary of our critical accounting estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K.

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
There have been no material changes in our market risks for the three months ended March 31, 2026. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2025, which is accessible on the SEC’s website at www.sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which is accessible on the SEC’s website at www.sec.gov. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 are not the only risks facing us. These risks and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Ares Management Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on May 6, 2021).
3.2	Bylaws of Ares Management Corporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
3.3	Certificate of Designations of 6.75% Series B Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 10, 2024).
10.1	Fifth Amended and Restated Tax Receivable Agreement, dated February 24, 2026 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 001-36429) filed with the SEC on February 25, 2026).
10.2	Credit Agreement, dated as of March 27, 2026, by and among Ares Holdings L.P., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on March 31, 2026).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: May 8, 2026	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder & Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2026	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)