Form 10-Q
period 2026-06-30
Ares Management Corp
filed 2026-08-07
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 3, 2026, there were 223,957,742 shares of the registrant’s Class A common stock outstanding, 3,489,911 shares of the registrant’s non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, 102,828,576 shares of the registrant’s Class C common stock outstanding and 30,000,000 shares of the registrant’s Series B mandatory convertible preferred stock outstanding.

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

References in this Quarterly Report on Form 10-Q to the “Ares Operating Group” refer to Ares Holdings L.P. (“Ares Holdings”). References in this Quarterly Report on Form 10-Q to an “Ares Operating Group Unit” or an “AOG Unit” refer to a partnership unit in the Ares Operating Group entity.

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

•“assets under management” or “AUM” generally refers to the assets we manage. For our funds other than those noted below, our AUM represents the sum of the net asset value (“NAV”) of such funds, the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). NAV generally refers to fair value of the assets of the fund less the liabilities of the fund but may represent carrying value of assets and liabilities of funds that are not reported at fair value. For the CLOs we manage, our AUM is equal to initial principal of collateral adjusted for paydowns. For Real Assets funds that we manage where management fees are based on gross asset value, net operating income or similar metrics, including their equivalents (“GAV”), our AUM represents the sum of the GAV of such funds, undrawn debt (including any amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). GAV typically refers to the fair value of a fund’s total assets. AUM also includes the proceeds raised in the initial public offerings of special purpose acquisition companies (“SPACs”) sponsored by us, less any redemptions;

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

•“our funds” refers to the funds, alternative asset companies, trusts, co-investment vehicles and other entities and accounts that are managed or co-managed by the Ares Operating Group and which are structured to pay fees. It also includes funds managed by IHAM, a wholly owned portfolio company of ARCC and an SEC-registered investment adviser;

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

•“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and losses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding: (i) operating results of our Consolidated Funds; (ii) depreciation and amortization expense; (iii) the effects of changes arising from corporate actions; and (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance; and adjusting for certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. Placement fee adjustment represents the net portion of either expense deferral or amortization of certain upfront fees to placement agents that is presented to match the timing of expense recognition with the period over which management fees are expected to be earned from the associated fund for segment purposes and differ from the expenses recorded in accordance with GAAP. For periods in which the amortization of these upfront fees for segment purposes is higher than the GAAP expense, the placement fee adjustment is presented as a reduction to RI;

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
•“ACOF VII” refers to Ares Corporate Opportunities Fund VII, L.P.;
•“ACS” refers to Ares Credit Secondaries Fund, L.P.;
•“APMF” refers to Ares Private Markets Fund;
•“ARCC” refers to Ares Capital Corporation (NASDAQ: ARCC);
•“AREOF III” refers to Ares U.S. Real Estate Opportunity Fund III, L.P.;
•“AREOF IV” refers to Ares U.S. Real Estate Opportunity Fund IV, L.P.;
•“ASIF” refers to Ares Strategic Income Fund;
•“ASIS III” refers to Ares Secondaries Infrastructure Solutions III, L.P.;
•“ASOF I” refers to Ares Special Opportunities Fund, L.P.;
•“ASOF II” refers to Ares Special Opportunities Fund II, L.P.;
•“ASOF III” refers to Ares Special Opportunities Fund III, L.P.;
•“CADC” refers to CION Ares Diversified Credit Fund;
•“EF IV” refers to Ares European Real Estate Fund IV SCSp;
•“EF V” refers to Ares European Real Estate Fund V SCSp;
•“EF VI” refers to Ares European Real Estate Fund VI SCSp;
•“EIF V” refers to Ares Energy Investors Fund V, L.P.;
•“EIP II” refers to Europe Logistics Income Partners II SCSp;
•“EPEP IV” refers to European Property Enhancement Partners IV, SCSp;
•“IDF V” refers to Ares Infrastructure Debt Fund V, L.P.;
•“IHAM” refers to Ivy Hill Asset Management, L.P.;
•“J-REIT” refers to GLP J-REIT (TSE: 3281);
•“JDC I” refers to Japan DC Partners I L.P.;
•“LEP XVI” refers to Landmark Equity Partners XVI, L.P.;
•“LEP XVII” refers to Landmark Equity Partners XVII, L.P.;
•“LREF VIII” refers to Landmark Real Estate Fund VIII, L.P.;
•“LREF IX” refers to Landmark Real Estate Fund IX, L.P.;
•“Pathfinder I” refers to Ares Pathfinder Fund, L.P.;
•“Pathfinder II” refers to Ares Pathfinder Fund II, L.P.;
•“Pathfinder III” refers to Ares Pathfinder Fund III, L.P.;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of
	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Cash and cash equivalents	$557,094	$488,896
Investments (includes accrued carried interest of $4,141,111 and $3,972,748 as of June 30, 2026 and December 31, 2025, respectively)	5,546,255	5,508,447
Due from affiliates	1,377,120	1,420,218
Other assets	1,090,376	1,032,138
Right-of-use operating lease assets	633,385	517,351
Intangible assets, net	2,095,022	2,115,830
Goodwill	3,464,289	3,454,107
Assets of Consolidated Funds:
Cash and cash equivalents	1,295,264	959,088
Investments, at fair value	13,393,347	12,844,886
Receivable for securities sold	113,294	228,442
Other assets	65,953	63,966
Total assets	$29,631,399	$28,633,369
Liabilities
Accounts payable, accrued expenses and other liabilities	$1,227,298	$1,204,467
Accrued compensation	635,157	472,978
Due to affiliates	764,768	810,409
Performance related compensation payable	3,122,566	2,951,333
Debt obligations	4,577,159	3,941,415
Operating lease liabilities	812,596	669,999
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	124,570	105,137
Payable for securities purchased	256,519	165,391
CLO loan obligations, at fair value	6,951,657	7,359,072
Fund borrowings	2,531,196	2,251,780
Total liabilities	21,003,486	19,931,981
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	25,648	25,296
Non-controlling interests in Consolidated Funds	3,326,661	2,903,858
Non-controlling interests in Ares Operating Group entities	1,307,531	1,496,771
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025)	1,460,030	1,460,030
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (223,882,317 shares and 218,465,429 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	2,239	2,185
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding as of June 30, 2026 and December 31, 2025)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (102,828,576 shares and 105,079,121 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	1,028	1,051
Additional paid-in-capital	4,346,419	4,242,678
Accumulated deficit	(1,854,800)	(1,452,259)
Accumulated other comprehensive income, net of tax	13,122	21,743
Total stockholders’ equity	3,968,073	4,275,463
Total equity	8,602,265	8,676,092
Total liabilities, redeemable interest, non-controlling interests and equity	$29,631,399	$28,633,369
    See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues
Management fees	$1,017,563	$900,622	$2,007,090	$1,717,609
Carried interest allocation	249,914	323,901	396,545	483,909
Incentive fees	42,753	23,079	204,687	55,127
Principal investment income	2,288	10,963	2,765	32,961
Administrative, transaction and other fees	116,092	91,563	213,959	149,327
Total revenues	1,428,610	1,350,128	2,825,046	2,438,933
Expenses
Compensation and benefits	688,660	643,709	1,381,067	1,300,834
Performance related compensation	231,927	234,706	460,263	357,339
General, administrative and other expenses	255,715	232,156	496,152	460,070
Expenses of Consolidated Funds	3,675	27,007	10,958	33,663
Total expenses	1,179,977	1,137,578	2,348,440	2,151,906
Other income (expense)
Net realized and unrealized gains on investments	72,710	12,708	76,099	12,976
Interest and dividend income	6,522	7,772	13,621	25,428
Interest expense	(52,195)	(43,575)	(102,955)	(79,962)
Other income (expense), net	(21,092)	(46,521)	3,468	(57,235)
Net realized and unrealized gains on investments of Consolidated Funds	176,396	127,752	310,412	216,158
Interest and other income of Consolidated Funds	59,123	161,890	164,568	321,962
Interest expense of Consolidated Funds	(104,155)	(145,638)	(242,956)	(298,378)
Total other income, net	137,309	74,388	222,257	140,949
Income before taxes	385,942	286,938	698,863	427,976
Income tax expense	72,977	60,958	132,849	78,495
Net income	312,965	225,980	566,014	349,481
Less: Net income attributable to non-controlling interests in Consolidated Funds	71,241	3,999	100,888	59,976
Net income attributable to Ares Operating Group entities	241,724	221,981	465,126	289,505
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	1,845	(274)	732	42
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	89,244	85,193	171,170	105,231
Net income attributable to Ares Management Corporation	150,635	137,062	293,224	184,232
Less: Series B mandatory convertible preferred stock dividends declared	25,312	25,312	50,625	50,625
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$125,323	$111,750	$242,599	$133,607
Net income per share of Class A and non-voting common stock
Basic	$0.49	$0.46	$0.95	$0.48
Diluted	$0.49	$0.46	$0.95	$0.48
Weighted-average shares of Class A and non-voting common stock
Basic	226,304,870	218,915,599	225,175,788	214,158,085
Diluted	226,304,870	218,915,599	225,175,788	214,158,085

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$312,965	$225,980	$566,014	$349,481
Foreign currency translation adjustments, net of tax	(1,870)	25,541	(13,832)	96,112
Total comprehensive income	311,095	251,521	552,182	445,593
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	70,655	17,567	99,725	79,882
Less: Comprehensive income attributable to redeemable interest in Ares Operating Group entities	1,769	425	649	939
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	88,903	88,615	167,205	130,587
Comprehensive income attributable to Ares Management Corporation	$149,768	$144,914	$284,603	$234,185

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series B Mandatory Convertible Preferred Stock	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance as of December 31, 2025	$1,460,030	$2,185	$35	$1,051	$4,242,678	$(1,452,259)	$21,743	$1,496,771	$2,903,858	$8,676,092
Changes in ownership interests and related tax benefits	—	34	—	(8)	(190,680)	—	—	(122,909)	(198,361)	(511,924)
Issuances of common stock	—	1	—	—	15,996	—	—	—	—	15,997
Capital contributions	—	—	—	—	—	—	—	13,727	321,956	335,683
Dividends/distributions	(25,313)	—	—	—	—	(321,588)	—	(175,554)	(79,832)	(602,287)
Net income	25,313	—	—	—	—	117,276	—	81,926	29,647	254,162
Currency translation adjustment, net of tax	—	—	—	—	—	—	(7,754)	(3,624)	(577)	(11,955)
Equity compensation	—	—	—	—	136,695	—	—	66,937	—	203,632
Balance as of March 31, 2026	1,460,030	2,220	35	1,043	4,204,689	(1,656,571)	13,989	1,357,274	2,976,691	8,359,400
Changes in ownership interests and related tax benefits	—	19	—	(15)	18,349	—	—	(33,147)	(17,216)	(32,010)
Capital contributions	—	—	—	—	—	—	—	—	302,078	302,078
Dividends/distributions	(25,312)	—	—	—	—	(323,552)	—	(164,897)	(5,547)	(519,308)
Net income	25,312	—	—	—	—	125,323	—	89,244	71,241	311,120
Currency translation adjustment, net of tax	—	—	—	—	—	—	(867)	(341)	(586)	(1,794)
Equity compensation	—	—	—	—	123,381	—	—	59,398	—	182,779
Balance as of June 30, 2026	$1,460,030	$2,239	$35	$1,028	$4,346,419	$(1,854,800)	$13,122	$1,307,531	$3,326,661	$8,602,265

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

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$566,014	$349,481
Adjustments to reconcile net income to net cash provided by operating activities	614,650	462,314
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	(1,021,132)	1,163,402
Cash flows due to changes in operating assets and liabilities	147,063	189,680
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	(251,525)	245,027
Net cash provided by operating activities	55,070	2,409,904
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements, net of disposals	(48,693)	(44,893)
Acquisitions, net of cash acquired	8,330	(1,722,715)
Net cash used in investing activities	(40,363)	(1,767,608)
Cash flows from financing activities
Proceeds from Credit Facility	955,000	1,525,000
Proceeds from Term Loan	399,415	—
Repayments of Credit Facility	(720,000)	(410,000)
Dividends and distributions	(1,036,513)	(873,259)
Taxes paid related to net share settlement of equity awards	(364,484)	(416,609)
Other financing activities	12,719	1,790
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	639,766	160,147
Distributions to non-controlling interests in Consolidated Funds	(85,379)	(319,756)
Redemptions of redeemable interests in Consolidated Funds	—	(7,143)
Borrowings under loan obligations by Consolidated Funds	1,648,487	312,491
Repayments under loan obligations by Consolidated Funds	(1,371,066)	(1,717,589)
Net cash provided by (used in) financing activities	77,945	(1,744,928)
Effect of exchange rate changes	(24,454)	104,312
Net change in cash and cash equivalents	68,198	(998,320)
Cash and cash equivalents, beginning of period	488,896	1,507,976
Cash and cash equivalents, end of period	$557,094	$509,656
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$15,997	$1,657,881
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

3. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of June 30, 2026	As of June 30,	As of December 31,
		2026	2025
Management contracts	4.4	$898,247	$1,023,893
Client relationships	6.3	317,920	317,920
Other	4.6	12,054	—
Finite-lived intangible assets		1,228,221	1,341,813
Foreign currency translation		6,886	6,884
Total finite-lived intangible assets		1,235,107	1,348,697
Less: accumulated amortization		(504,330)	(550,267)
Finite-lived intangible assets, net		730,777	798,430
Management contracts		1,364,245	1,317,400
Indefinite-lived management contracts		1,364,245	1,317,400
Intangible assets, net		$2,095,022	$2,115,830
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
Amortization expense associated with intangible assets was $47.5 million and $52.7 million for the three months ended June 30, 2026 and 2025, respectively, and $94.6 million and $90.0 million for the six months ended June 30, 2026 and 2025, respectively, and has been presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2026, the Company removed $139.6 million of fully-amortized cost basis of intangible assets.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Total
Balance as of December 31, 2025	$313,830	$2,601,229	$417,640	$121,408	$3,454,107
Acquisitions	—	10,359	—	—	10,359
Foreign currency translation	(1,086)	912	(3)	—	(177)
Balance as of June 30, 2026	$312,744	$2,612,500	$417,637	$121,408	$3,464,289

There was no impairment of goodwill recorded during the three and six months ended June 30, 2026 and 2025. The impact of foreign currency translation adjustments is reflected within the Condensed Consolidated Statements of Comprehensive Income.

In connection with the BlueCove Acquisition, the Company recorded a bargain purchase gain of $37.3 million during the six months ended June 30, 2026, which has been presented within other income (expense), net in the Condensed Consolidated Statements of Operations. The bargain purchase gain resulted from the fair value of the identifiable tangible and intangible assets acquired exceeding the purchase consideration. A portion of the purchase price payable to certain senior professionals is dependent upon the achievement of revenue targets and has been excluded from purchase consideration as it is subject to continued and future service. See “Note 7. Commitments and Contingencies” for further information.

4. INVESTMENTS

The following table summarizes the Company’s investments:

	As of		Percentage of total investments as of
	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025
Equity method investments
Equity method - carried interest(1)	$4,141,111	$3,972,748	74.7%	72.1%
Equity method private investment partnership interests - principal	425,655	526,372	7.7	9.6
Equity method private investment partnership interests and other (held at fair value)	249,885	675,777	4.5	12.3
Equity method private investment partnership interests and other	52,489	61,306	0.9	1.1
Total equity method investments	4,869,140	5,236,203	87.8	95.1
Collateralized loan obligations	5,398	13,217	0.1	0.2
Fixed income securities	12,173	11,252	0.2	0.2
Collateralized loan obligations and fixed income securities, at fair value	17,571	24,469	0.3	0.4
Common stock and other equity securities, at fair value	659,544	247,775	11.9	4.5
Total investments	$5,546,255	$5,508,447

(1)Includes carried interest held at fair value of $43.1 million and $118.1 million as of June 30, 2026 and December 31, 2025, respectively.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any are significant as defined by guidance from the SEC. As of and for the three and six months ended June 30, 2026 and 2025, no individual equity method investment held by the Company met the significance criteria.

The following table presents the Company’s share of net investment income and changes in fair value of its equity method investments, which are included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Equity method private investment partnership interests - principal, net investment income	$2,290	$10,760	$2,765	$32,960
Equity method private investment partnership interests and other, net investment income	(3,146)	2,685	(5,702)	5,173
Equity method private investment partnership interests and other (held at fair value), net investment income	2,112	2,243	4,118	4,238
Equity method private investment partnership interests and other (held at fair value), changes in fair value	9,203	4,015	42,862	8,296

With respect to the Company’s equity method investments, the material assets are expected to generate either long term capital appreciation and/or interest and dividend income, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.

Investments of the Consolidated Funds

The following table summarizes investments held in the Consolidated Funds:

	Fair Value as of		Percentage of total investments as of
	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025
Fixed income investments
Loans and securitization vehicles	$4,300,046	$5,507,199	32.1%	42.9%
Bonds	239,643	280,911	1.8	2.2
Total fixed income investments	4,539,689	5,788,110	33.9	45.1
Partnership interests	4,643,853	3,791,056	34.7	29.6
Equity securities	4,209,805	3,265,720	31.4	25.4
Total investments, at fair value	$13,393,347	$12,844,886

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
5. FAIR VALUE
Fair Value of Financial Instruments Held by the Company and Consolidated Funds

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of June 30, 2026:

Financial Instruments of the Company	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Common stock, other equity securities and equity method investments	$613,269	$46,275	$249,885	$909,429
Common stock and other equity securities - carried interest	31,750	—	11,375	43,125
Collateralized loan obligations and fixed income securities	—	—	17,571	17,571
Total investments, at fair value	645,019	46,275	278,831	970,125
Derivatives-foreign currency forward contracts	—	4,950	—	4,950
Total assets, at fair value	$645,019	$51,225	$278,831	$975,075
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(446)	$—	$(446)
Contingent consideration	—	—	(793,790)	(793,790)
Total liabilities, at fair value	$—	$(446)	$(793,790)	$(794,236)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$4,136,213	$163,833	$—	$4,300,046
Bonds	—	239,643	—	—	239,643
Total fixed income investments	—	4,375,856	163,833	—	4,539,689
Partnership interests	—	—	—	4,643,853	4,643,853
Equity securities	—	533,562	3,676,243	—	4,209,805
Total investments, at fair value	—	4,909,418	3,840,076	4,643,853	13,393,347
Total assets, at fair value	$—	$4,909,418	$3,840,076	$4,643,853	$13,393,347
Liabilities, at fair value
Loan obligations of CLOs	$—	$(6,951,657)	$—	$—	$(6,951,657)
Total liabilities, at fair value	$—	$(6,951,657)	$—	$—	$(6,951,657)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets and (Liabilities) of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of March 31, 2026	$692,147	$22,813	$(780,353)	$(65,393)
Transfer out(1)	(434,622)	—	—	(434,622)
Purchases(2)	1,766	921	—	2,687
Change in fair value	—	—	(13,760)	(13,760)
Sales/settlements(3)	—	(7,878)	323	(7,555)
Realized and unrealized appreciation, net	1,969	1,715	—	3,684
Balance as of June 30, 2026	$261,260	$17,571	$(793,790)	$(514,959)
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$(42,687)	$1,330	$(13,760)	$(55,117)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of March 31, 2026	$3,414,814	$266,169	$65	$3,681,048
Transfer in(1)	—	24,897	—	24,897
Transfer out(1)	—	(112,758)	—	(112,758)
Purchases(2)	180,000	41,569	—	221,569
Sales/settlements(3)	—	(54,493)	(118)	(54,611)
Realized and unrealized appreciation (depreciation), net	81,429	(1,551)	53	79,931
Balance as of June 30, 2026	$3,676,243	$163,833	$—	$3,840,076
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$81,429	$(723)	$—	$80,706

(1)Transfers in and out include changes in the observability of inputs used in valuations and changes due to the consolidation and deconsolidation of funds.
(2)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(3)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Level III Assets and (Liabilities) of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of March 31, 2025	$426,377	$18,662	$(484,954)	$(39,915)
Transfer in(1)	—	10,004	—	10,004
Transfer out(1)	(10,000)	—	—	(10,000)
Purchases(2)	—	35,641	—	35,641
Sales/settlements(3)	—	(14,780)	—	(14,780)
Change in fair value	—	—	(25,536)	(25,536)
Realized and unrealized appreciation, net	5,061	884	—	5,945
Balance as of June 30, 2025	$421,438	$50,411	$(510,490)	$(38,641)
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$5,061	$1,417	$(25,536)	$(19,058)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of March 31, 2025	$1,844,907	$580,992	$(749)	$2,425,150
Transfer in(1)	—	85,051	—	85,051
Transfer out(1)	—	(78,800)	—	(78,800)
Purchases(2)	90,043	197,191	1	287,235
Sales/settlements(3)	(29)	(286,046)	—	(286,075)
Realized and unrealized appreciation, net	69,422	2,661	28	72,111
Balance as of June 30, 2025	$2,004,343	$501,049	$(720)	$2,504,672
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$69,396	$(244)	$92	$69,244

(1)Transfers in and out include changes in the observability of inputs used in valuations and changes due to the consolidation and deconsolidation of funds.
(2)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(3)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets and (Liabilities) of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of December 31, 2025	$725,590	$24,469	$(765,370)	$(15,311)
Established in connection with acquisition (see Note 7)	—	—	(713)	(713)
Transfer in(1)	—	209	—	209
Transfer out(1)	(468,866)	—	—	(468,866)
Purchases(2)	1,816	921	—	2,737
Sales/settlements(3)	—	(8,578)	323	(8,255)
Change in fair value	—	—	(28,030)	(28,030)
Realized and unrealized appreciation, net	2,720	550	—	3,270
Balance as of June 30, 2026	$261,260	$17,571	$(793,790)	$(514,959)
Change in net unrealized appreciation/(depreciation) and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$(38,222)	$133	$(28,030)	$(66,119)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2025	$3,003,449	$633,515	$(114)	$3,636,850
Transfer in(1)	—	139,004	—	139,004
Transfer out(1)	(3,326)	(556,640)	—	(559,966)
Purchases(2)	483,224	89,291	—	572,515
Sales/settlements(3)	(4,234)	(126,107)	(468)	(130,809)
Realized and unrealized appreciation (depreciation), net	197,130	(15,230)	582	182,482
Balance as of June 30, 2026	$3,676,243	$163,833	$—	$3,840,076
Change in net unrealized appreciation/(depreciation) included in earnings related to financial assets and liabilities still held at the reporting date	$195,735	$(5,770)	$—	$189,965

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of June 30, 2026:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average(1)
Assets
Equity securities
	$89,518	Market approach	Multiple of book value	0.5x - 1.5x	1.3x
	39,108	Discounted cash flow	Discount rate	11.0% - 15.0%	13.0%
	35,615	Option pricing model	Volatility	20.0% - 52.5%	26.9%
	33,879	Income approach	Credit spread	3.0% - 4.5%	3.6%
	33,879	Market approach	N/A	N/A	N/A
	16,183	Market approach	EBITDA multiple(2)	2.7x-10.0x	9.9x
	13,078	Monte Carlo simulation	Volatility	57.5%	57.5%
Fixed income investments
	12,173	Market yield analysis	Market interest rate	16.0%	16.0%
	5,398	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
Total assets	$278,831
Liabilities
Contingent consideration	$(793,790)	Monte Carlo simulation	Discount rate	5.8% - 6.6%	5.8%
			Volatility	10.0% - 11.1%	10.0%
Total liabilities	$(793,790)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average(1)
Assets
Equity securities
	$1,341,920	Discounted cash flow	Discount rate	9.0% - 13.0%	11.0%
	1,272,981	Market approach	Multiple of book value	1.0x - 1.7x	1.4x
	1,061,342	Market approach	EBITDA multiple(2)	14.7x - 25.4x	19.1x
Fixed income investments
	161,463	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
	1,585	Market approach	Yield	7.9% -12.2%	9.4%
	785	Discounted cash flow	Discount rate	12.2%	12.2%
Total assets	$3,840,076

(1)Unobservable inputs were weighted by the relative fair value of the investments included in the range.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of December 31, 2025:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average(1)
Assets
Equity securities
	$307,942	Transaction price	N/A	N/A	N/A
	100,000	Market yield analysis	Market interest rate	8.0%	8.0%
	84,737	Market approach	Multiple of book value	0.6x - 1.5x	1.2x
	81,905	Option pricing model	Volatility	50.0%	50.0%
	59,136	Discounted cash flow	Discount rate	11.0% - 17.0%	14.0%
	58,060	Monte Carlo simulation	Volatility	52.5%	52.5%
	33,810	Market approach	EBITDA multiple(2)	11.0x - 13.0x	11.8x
Fixed income investments
	13,217	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
	11,252	Market yield analysis	Market interest rate	16.5%	16.5%
Total assets	$750,059
Liabilities
Contingent consideration	$(765,370)	Monte Carlo simulation	Discount rate	5.8% - 6.6%	5.8%
			Volatility	10.0% - 11.1%	10.0%
Total liabilities	$(765,370)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average(1)
Assets
Equity securities
	$1,295,564	Discounted cash flow	Discount rate	9.0% - 20.0%	11.0%
	1,078,401	Market approach	Multiple of book value	1.0x - 1.7x	1.3x
	350,000	Transaction price	N/A	N/A	N/A
	278,992	Market approach	EBITDA multiple(2)	5.4x - 33.0x	13.9x
	492	Market approach	Yield	10.5% - 14.0%	11.5%
Fixed income investments
	370,588	Market approach	Yield	6.1% - 14.0%	9.2%
	232,261	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
	29,484	Transaction price	N/A	N/A	N/A
	1,182	Discounted cash flow	Discount rate	12.2% - 20.0%	12.3%
Total assets	$3,636,964
Liabilities
Derivative instruments	$(114)	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
Total liabilities	$(114)

(1)Unobservable inputs were weighted by the relative fair value of the investments included in the range.
(2)“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

The Consolidated Funds have limited partnership interests in private equity funds managed by the Company that are valued using net asset value (“NAV”) per share. The terms and conditions of these funds do not allow for redemptions without certain events or approvals that are outside the Company’s control, and the timing of liquidation is unknown.

The following table summarizes the investments held at fair value and unfunded commitments of the Consolidated Funds interests valued using NAV per share:

	As of June 30, 2026	As of December 31, 2025
Investments (held at fair value)	$4,643,853	$3,791,056
Unfunded commitments	4,115,398	3,658,819

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
6. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

		As of June 30, 2026			As of December 31, 2025
	Original Borrowing Amount	Carrying Value	Fair Value(1)	Interest Rate	Carrying Value	Fair Value(1)	Interest Rate
Credit Facility maturing on 5/21/2031(2)	N/A	$1,615,000	$1,615,000	4.52%	$1,380,000	$1,380,000	4.86%
Senior notes due 11/10/2028(3)	500,000	497,343	516,980	6.42	496,785	529,140	6.42
Senior notes due 6/15/2030(4)	400,000	398,182	373,904	3.28	397,954	379,280	3.28
Senior notes due 2/1/2052(5)	500,000	485,219	343,785	3.77	485,011	348,840	3.77
Senior notes due 10/11/2054(6)	750,000	736,534	676,583	5.65	736,355	709,073	5.65
Subordinated notes due 6/30/2051(7)	450,000	445,401	448,983	4.16	445,310	443,943	4.13
Term Loan due 3/27/2029(8)	400,000	399,480	400,000	4.67	N/A	N/A	N/A
Total debt obligations		$4,577,159	$4,375,235		$3,941,415	$3,790,276

(1)The senior notes and subordinated notes would be classified as Level II within the fair value hierarchy and fair value is based on quoted prices in inactive markets.
(2)In May 2026, the Company amended its revolving credit facility (the “Credit Facility”) to, among other things: (i) extend the maturity from April 22, 2030 to May 21, 2031; (ii) increase commitments from $1.84 billion, with an accordion feature of $660.0 million, to $2.50 billion with an accordion feature of $500.0 million; and (iii) remove the credit spread adjustment for Secured Overnight Financing Rate (“SOFR”). The Credit Facility has a variable interest rate based on SOFR or a base rate plus an applicable margin, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of June 30, 2026, base rate loans bear interest calculated based on the prime rate and the SOFR loans bear interest calculated based on SOFR plus 0.90%. The unused commitment fee is 0.09% per annum. The Credit Facility has a base rate and SOFR floor of zero.
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
(7)The subordinated notes were issued by Ares Finance Co. III LLC, an indirect subsidiary of the Company with interest paid semi-annually at a fixed rate of 4.125%. On June 30, 2026, the interest rate reset to 7.357% and will continue to reset on every fifth year based on the five-year U.S. Treasury Rate plus 3.237%. The Company may redeem the subordinated notes prior to maturity or defer interest payments up to five consecutive years, subject to the terms of the indenture governing the subordinated notes.
(8)The Term Loan has a variable interest rate based on SOFR plus an applicable margin, which is subject to change with the Company’s underlying credit agency rating. As of June 30, 2026, the SOFR loan bears interest calculated based on SOFR plus 1.00%. The Term Loan has a SOFR floor of zero.

As of June 30, 2026, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Term Debt Obligations
Unamortized debt issuance costs as of December 31, 2025	$5,760	$21,682
Debt issuance costs incurred	2,679	585
Amortization of debt issuance costs	(696)	(1,030)
Unamortized debt issuance costs as of June 30, 2026	$7,743	$21,237
Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs and other financing obligations (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of June 30, 2026			As of December 31, 2025
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$6,171,017	5.44%	9.2	$6,561,286	5.19%	9.0
Subordinated notes(1)	780,640	N/A	10.5	797,786	N/A	10.4
Total loan obligations of Consolidated CLOs	$6,951,657			$7,359,072

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the net assets of the Consolidated Funds or the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities only have recourse to the Company to the extent the debt is guaranteed by the Company. As of June 30, 2026 and December 31, 2025, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following credit facilities outstanding:

	As of June 30, 2026					As of December 31, 2025
	Total Capacity	Outstanding Loan	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Total Capacity	Outstanding Loan	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Credit Facilities(1)	$4,677,635	$2,531,196	$2,531,196	5.77%	4.2	$4,878,724	$2,251,780	$2,251,780	5.95%	3.4

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
7. COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Condensed Consolidated Statements of Financial Condition. As of June 30, 2026, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Commitments

As of June 30, 2026 and December 31, 2025, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $1,635.5 million and $1,172.9 million, respectively.

Guarantees

As of June 30, 2026 and December 31, 2025, the Company’s maximum exposure to losses from guarantees was $7.3 million and $7.1 million, respectively. The guarantee agreements that the Company enters into with financial institutions are primarily to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund.

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

The portion of the DC Earnout and Japan Earnout attributable to the sellers represents a component of purchase consideration that will be accounted for as contingent consideration. The contingent liabilities are subject to change over the measurement periods, which will end no later than June 30, 2028. As of June 30, 2026 and December 31, 2025, the fair value of the contingent liabilities was $791.0 million and $763.0 million, respectively, and was recorded within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition. For the three and six months ended June 30, 2026, changes in fair value of $13.6 million and $27.9 million, respectively, and $25.5 million for both the three and six months ended June 30, 2025 are presented within other income (expense), net within the Condensed Consolidated Statements of Operations.

The portion of the DC Earnout and Japan Earnout attributable to the professionals that became employees of the Company requires continued service through the measurement periods. The DC Earnout and Japan Earnout are remeasured each period with incremental changes in fair value for the cash and equity components of these liabilities recognized within compensation and benefits expense within the Condensed Consolidated Statements of Operations. Following the measurement period end dates, the cash components will be paid and the equity awards will be granted at fair value for the balance of the liability. As of June 30, 2026 and December 31, 2025, the fair value of the contingent liabilities was $339.0 million and $327.0 million, respectively, of which $113.8 million and $70.1 million, respectively, has been recorded within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense of $22.2 million and $13.7 million for the three months ended June 30, 2026 and 2025, respectively, and $43.7 million and $18.0 million for the six months ended June 30, 2026 and 2025, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations. The unpaid liabilities at the respective measurement period end dates will be reclassified from liability to additional paid-in-capital. Any compensation expense associated with the DC Earnout and Japan

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Earnout that was not previously recorded through the final measurement period end date will be recognized as equity-based compensation expense over the remaining service periods ranging from three to six years, measured from the GCP Acquisition close date.
Other Arrangements
The Company also entered into various other contingent earnout arrangements in connection with acquisitions. The maximum exposure for the contingent earnout arrangements was $351.7 million and $175.0 million as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, the fair value of these contingent liabilities attributable to employees was $116.5 million and $24.2 million, respectively, of which $20.4 million and $7.8 million, respectively, has been recorded within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense of $6.0 million and $7.7 million for the three months ended June 30, 2026 and 2025, respectively, and $12.5 million and $14.7 million for the six months ended June 30, 2026 and 2025, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.
The remaining portions of these contingent earnout arrangements were classified as contingent consideration. As of June 30, 2026 and December 31, 2025, the fair value of these contingent liabilities was $2.4 million and $2.3 million, respectively, and has been recorded within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition. There was no change in fair value during the three months ended June 30, 2026. Changes in fair value of $0.1 million for the six months ended June 30, 2026, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, are presented within other income (expense), net within the Condensed Consolidated Statements of Operations.
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

As of June 30, 2026 and December 31, 2025, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been $242.2 million and $125.6 million, respectively, of which $167.0 million and $99.8 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of June 30, 2026 and December 31, 2025, if the funds were liquidated at their fair values, there would be no material contingent repayment obligation or liability.

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

Leases

The Company’s leases primarily consist of operating leases for office space and certain office equipment. The Company’s leases have remaining lease terms up to 17 years. The tables below present certain supplemental quantitative disclosures regarding the Company’s operating leases:

Maturity of operating lease liabilities	As of June 30, 2026
2026	$38,689
2027	77,164
2028	94,412
2029	90,743
2030	88,983
Thereafter	830,518
Total future payments	1,220,509
Less: interest	407,913
Total operating lease liabilities	$812,596

	Three months ended June 30,		Six months ended June 30,
Classification within general, administrative and other expenses	2026	2025	2026	2025
Operating lease expense	$25,716	$22,773	$49,538	$43,728

	Six months ended June 30,
Supplemental information on the measurement of operating lease liabilities	2026	2025
Operating cash flows for operating leases	$41,075	$31,126
Leased assets obtained in exchange for new operating lease liabilities	146,342	48,353

	As of June 30,	As of December 31,
Lease term and discount rate	2026	2025
Weighted-average remaining lease terms (in years)	13.2	12.9
Weighted-average discount rate	5.7%	5.8%

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

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of June 30,	As of December 31,
	2026	2025
Due from affiliates
Management fees receivable from non-consolidated funds	$863,480	$817,767
Incentive fee receivable from non-consolidated funds	41,956	150,674
Payments made on behalf of and amounts due from non-consolidated funds and employees	471,684	451,777
Due from affiliates—Company	$1,377,120	$1,420,218
Due to affiliates
Management fee received in advance and rebates payable to non-consolidated funds	$7,422	$10,197
Tax receivable agreement liability	621,992	579,893
Realized carried interest and incentive fees payable	121,496	206,270
Payments made by non-consolidated funds on behalf of and payable by the Company	13,858	14,049
Due to affiliates—Company	$764,768	$810,409

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
The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any Consolidated Funds. For the three and six months ended June 30, 2026 and 2025, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of June 30, 2026 and December 31, 2025, the Company recorded a net deferred tax asset of $426.0 million and $352.3 million, respectively, within other assets within the Condensed Consolidated Statements of Financial Condition. A valuation allowance is recorded on our net deferred tax assets when it is more likely than not that such assets will not be realized or when timing is unknown. For the Consolidated Funds, a net deferred tax liability of $23.3 million and $15.0 million as of June 30, 2026 and December 31, 2025, respectively, was included within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition.
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

For the three and six months ended June 30, 2026 and 2025, the two-class method was the more dilutive method.

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic earnings per share of Class A and non-voting common stock
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$125,323	$111,750	$242,599	$133,607
Dividends declared and paid on Class A and non-voting common stock	(306,504)	(245,650)	(610,843)	(490,238)
Distributions on unvested restricted units	(13,066)	(10,384)	(26,289)	(21,188)
Dividends in excess of earnings available to Class A and non-voting common stockholders	$(194,247)	$(144,284)	$(394,533)	$(377,819)
Basic weighted-average shares of Class A and non-voting common stock	226,304,870	218,915,599	225,175,788	214,158,085
Dividends in excess of earnings per share of Class A and non-voting common stock	$(0.86)	$(0.66)	$(1.75)	$(1.76)
Dividend declared and paid per Class A and non-voting common stock	1.35	1.12	2.70	2.24
Basic earnings per share of Class A and non-voting common stock	$0.49	$0.46	$0.95	$0.48

Diluted earnings per share of Class A and non-voting common stock
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$125,323	$111,750	$242,599	$133,607
Distributions on unvested restricted units	(13,066)	(10,384)	(26,289)	(21,188)
Net income available to Class A and non-voting common stockholders	$112,257	$101,366	$216,310	$112,419
Diluted weighted-average shares of Class A and non-voting common stock	226,304,870	218,915,599	225,175,788	214,158,085
Diluted earnings per share of Class A and non-voting common stock	$0.49	$0.46	$0.95	$0.48

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
11. EQUITY COMPENSATION
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Unvested awards	$179,755	$162,064	$380,397	$418,966
AOG Unit awards	3,024	3,027	6,014	3,987
Total equity-based compensation expense	$182,779	$165,091	$386,411	$422,953
Equity Incentive Plan
Equity-based compensation is generally granted under the 2023 Ares Management Corporation Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2026, the total number of shares available for issuance under the Equity Incentive Plan reset to 50,423,141 shares and as of June 30, 2026, 45,356,728 shares remained available for issuance.

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

Restricted units are delivered net of the holder’s payroll-related taxes upon vesting. For the six months ended June 30, 2026, 5.9 million restricted units vested and 3.3 million shares of Class A common stock were delivered to the holders. For the six months ended June 30, 2025, 5.0 million restricted units vested and 2.9 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued, generally have the right to receive as current compensation an amount in cash equal to: (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”).

The following table summarizes the Company’s dividends declared and Dividend Equivalents paid during the six months ended June 30, 2026:

Record Date	Dividends Per Share	Dividend Equivalents Paid
March 17, 2026	$1.35	$25,442
June 15, 2026	1.35	25,194

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents unvested awards’ activity:

	Unvested Awards	Weighted Average Grant Date Fair Value Per Unvested Award
Balance as of December 31, 2025	19,760,606	$118.49
Granted	4,928,284	152.99
Vested	(5,851,767)	96.54
Forfeited	(78,648)	152.32
Balance as of June 30, 2026	18,758,475	$134.26

The total compensation expense expected to be recognized in all future periods associated with unvested awards is $1,894.7 million as of June 30, 2026 and is expected to be recognized over the remaining weighted average period of 3.3 years.

Other Equity-Based Compensation

The following table presents unvested AOG Unit awards’ activity:

	Unvested AOG Unit Awards	Weighted Average Grant Date Fair Value Per Unvested AOG Unit Award
Balance as of December 31, 2025	212,448	$170.94
Vested	(70,816)	170.94
Balance as of June 30, 2026	141,632	$170.94

The total compensation expense expected to be recognized in all future periods associated with unvested AOG Unit awards is $20.2 million as of June 30, 2026 and is expected to be recognized over the remaining weighted average period of 1.7 years.

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
In February 2026, the Company’s board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $750.0 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2027. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the six months ended June 30, 2026 and 2025, the Company did not repurchase any shares as part of the stock repurchase program.
The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance as of December 31, 2025	218,465,429	3,489,911	1,000	105,079,121	327,035,461
Issuance of common stock, net of unvested share forfeitures	105,715	—	—	—	105,715
Exchanges of common stock	2,250,545	—	—	(2,250,545)	—
Vesting of restricted unit awards, net of shares withheld for tax	3,060,628	—	—	—	3,060,628
Balance as of June 30, 2026	223,882,317	3,489,911	1,000	102,828,576	330,201,804

The following table presents each partner’s AOG Units and corresponding ownership interest in each of the AOG entities, as well as its daily average ownership of AOG Units in each of the AOG entities:

					Daily Average Ownership
	As of June 30, 2026		As of December 31, 2025		Three months ended June 30,		Six months ended June 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2026	2025	2026	2025
Ares Management Corporation	227,372,228	68.86%	221,955,340	67.87%	68.61%	67.03%	68.37%	66.41%
Ares Owners Holdings, L.P.	102,828,576	31.14	105,079,121	32.13	31.39	32.97	31.63	33.59
Total	330,200,804	100.00%	327,034,461	100.00%

Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company had 30,000,000 shares of Series B mandatory convertible preferred stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series B mandatory convertible preferred stock are payable quarterly at a rate per annum equal to 6.75%. Dividends on Series B mandatory convertible preferred stock are cumulative and the Series B mandatory convertible preferred stock, unless previously converted or redeemed, will automatically convert into the Company’s Class A common stock on October 1, 2027. Unless converted earlier in accordance with its terms, each share of Series B mandatory convertible preferred stock will automatically convert on the mandatory conversion date into between 0.2717 and 0.3260 shares of the Company’s Class A common stock, in each case, subject to customary anti-dilution adjustments. The conversion rate that will apply to mandatory conversions will be determined based on the average of the daily volume-weighted average prices over the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately before October 1, 2027.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in AOG entities:

Total
Balance as of December 31, 2024	$23,496
Net income	316
Currency translation adjustment, net of tax	198
Distributions	(300)
Balance as of March 31, 2025	23,710
Net loss	(274)
Currency translation adjustment, net of tax	699
Balance as of June 30, 2025	24,135
Net income	1,797
Currency translation adjustment, net of tax	(182)
Balance as of September 30, 2025	25,750
Net loss	(490)
Currency translation adjustment, net of tax	36
Balance as of December 31, 2025	25,296
Net loss	(1,113)
Currency translation adjustment, net of tax	(7)
Distributions	(297)
Balance as of March 31, 2026	23,879
Net income	1,845
Currency translation adjustment, net of tax	(76)
Balance as of June 30, 2026	$25,648

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance as of December 31, 2024	$550,700
Change in redemption value	5,698
Balance as of March 31, 2025	556,398
Redemptions from Class A ordinary shares of Ares Acquisition Corporation II (“AAC II”) (subsequently renamed to Kodiak AI, Inc. (Nasdaq: KDK))	(7,143)
Change in redemption value	8,795
Balance as of June 30, 2025	558,050
Redemptions from Class A ordinary shares of AAC II	(502,360)
Change in redemption value	7,214
Deconsolidation of AAC II	(62,904)
Balance as of September 30, 2025	$—

As of June 30, 2026 and December 31, 2025, there was no redeemable interest in Consolidated Funds.

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

RI, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding: (i) operating results of the Consolidated Funds; (ii) depreciation and amortization expense; (iii) the effects of changes arising from corporate actions; (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance; and adjusts for certain other items that the Company believes are not indicative of operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. Placement fee adjustment represents the net portion of either expense deferral or amortization of certain upfront fees to placement agents that is presented to match the timing of expense recognition with the period over which management fees are expected to be earned from the associated fund for segment purposes and differ from the expenses recorded in accordance with GAAP. For periods in which the amortization of these upfront fees for segment purposes is higher than the GAAP expense, the placement fee adjustment is presented as a reduction to RI. Management believes RI is a more appropriate metric to evaluate the Company’s current business operations.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended June 30, 2026
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total Segments	OMG	Total
Management fees	$703,460	$202,590	$71,875	$33,800	$18,291	$1,030,016	$—	$1,030,016
Fee related performance revenues	1,081	354	39,094	—	—	40,529	—	40,529
Other fees	17,848	62,318	1,804	677	136	82,783	9,179	91,962
Compensation and benefits	(178,500)	(80,760)	(37,358)	(14,102)	(8,933)	(319,653)	(153,045)	(472,698)
General, administrative and other expenses	(45,436)	(37,314)	(14,507)	(5,072)	(2,880)	(105,209)	(93,545)	(198,754)
Fee related earnings	498,453	147,188	60,908	15,303	6,614	728,466	(237,411)	491,055
Performance income—realized	128,422	5,946	—	5,961	—	140,329	—	140,329
Performance related compensation—realized	(80,091)	(3,402)	—	(5,933)	—	(89,426)	—	(89,426)
Realized net performance income	48,331	2,544	—	28	—	50,903	—	50,903
Investment income (loss)—realized	(676)	26,433	800	289	2,285	29,131	(448)	28,683
Interest income	490	301	16	1	921	1,729	1,314	3,043
Interest expense	(2,790)	(32,066)	(2,027)	(3,475)	(11,748)	(52,106)	(77)	(52,183)
Realized net investment income (loss)	(2,976)	(5,332)	(1,211)	(3,185)	(8,542)	(21,246)	789	(20,457)
Realized income	$543,808	$144,400	$59,697	$12,146	$(1,928)	$758,123	$(236,622)	$521,501

	Three months ended June 30, 2025
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total Segments	OMG	Total
Management fees	$617,141	$175,924	$61,643	$31,767	$13,810	$900,285	$—	$900,285
Fee related performance revenues	314	147	16,236	—	—	16,697	—	16,697
Other fees	13,362	48,558	5,801	434	132	68,287	7,831	76,118
Compensation and benefits	(160,205)	(80,289)	(23,067)	(16,796)	(6,470)	(286,827)	(134,645)	(421,472)
General, administrative and other expenses	(44,302)	(30,695)	(10,076)	(5,559)	(2,708)	(93,340)	(69,177)	(162,517)
Fee related earnings	426,310	113,645	50,537	9,846	4,764	605,102	(195,991)	409,111
Performance income—realized	21,915	3,681	—	29,958	—	55,554	—	55,554
Performance related compensation—realized	(13,248)	(2,317)	—	(23,506)	—	(39,071)	—	(39,071)
Realized net performance income	8,667	1,364	—	6,452	—	16,483	—	16,483
Investment income (loss)—realized	4,096	6,544	17	369	2,107	13,133	(893)	12,240
Interest income	1,135	665	23	1	1,085	2,909	646	3,555
Interest expense	(4,714)	(24,570)	(1,862)	(3,810)	(8,613)	(43,569)	(6)	(43,575)
Realized net investment income (loss)	517	(17,361)	(1,822)	(3,440)	(5,421)	(27,527)	(253)	(27,780)
Realized income	$435,494	$97,648	$48,715	$12,858	$(657)	$594,058	$(196,244)	$397,814

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2026
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total Segments	OMG	Total
Management fees	$1,388,123	$399,216	$142,150	$66,919	$35,179	$2,031,587	$—	$2,031,587
Fee related performance revenues	6,337	2,955	50,793	—	—	60,085	—	60,085
Other fees	32,947	109,070	3,589	1,177	186	146,969	18,960	165,929
Compensation and benefits	(354,737)	(160,851)	(57,857)	(27,886)	(16,897)	(618,228)	(303,117)	(921,345)
General, administrative and other expenses	(96,781)	(71,233)	(23,134)	(10,050)	(5,443)	(206,641)	(174,156)	(380,797)
Fee related earnings	975,889	279,157	115,541	30,160	13,025	1,413,772	(458,313)	955,459
Performance income—realized	294,650	17,609	—	41,618	—	353,877	—	353,877
Performance related compensation—realized	(182,340)	(10,802)	—	(34,496)	—	(227,638)	—	(227,638)
Realized net performance income	112,310	6,807	—	7,122	—	126,239	—	126,239
Investment income (loss)—realized	3,348	31,879	969	367	4,479	41,042	(579)	40,463
Interest income	1,322	485	35	1	921	2,764	2,255	5,019
Interest expense	(6,145)	(63,155)	(3,650)	(6,891)	(22,889)	(102,730)	(213)	(102,943)
Realized net investment income (loss)	(1,475)	(30,791)	(2,646)	(6,523)	(17,489)	(58,924)	1,463	(57,461)
Realized income	$1,086,724	$255,173	$112,895	$30,759	$(4,464)	$1,481,087	$(456,850)	$1,024,237

	Six months ended June 30, 2025
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total Segments	OMG	Total
Management fees	$1,202,537	$306,377	$119,293	$63,765	$26,689	$1,718,661	$—	$1,718,661
Fee related performance revenues	18,709	147	25,892	—	—	44,748	—	44,748
Other fees	23,960	69,938	5,923	831	268	100,920	13,368	114,288
Compensation and benefits	(324,952)	(136,991)	(41,438)	(30,627)	(13,533)	(547,541)	(251,113)	(798,654)
General, administrative and other expenses	(85,350)	(51,547)	(18,549)	(9,816)	(4,191)	(169,453)	(133,203)	(302,656)
Fee related earnings	834,904	187,924	91,121	24,153	9,233	1,147,335	(370,948)	776,387
Performance income—realized	76,027	68,986	—	35,989	—	181,002	—	181,002
Performance related compensation—realized	(47,506)	(49,124)	—	(26,857)	—	(123,487)	—	(123,487)
Realized net performance income	28,521	19,862	—	9,132	—	57,515	—	57,515
Investment income (loss)—realized	9,475	14,463	155	(4,233)	4,637	24,497	(562)	23,935
Interest income	5,555	3,283	980	2,023	12,773	24,614	1,249	25,863
Interest expense	(11,022)	(40,287)	(3,870)	(7,990)	(16,531)	(79,700)	(262)	(79,962)
Realized net investment income (loss)	4,008	(22,541)	(2,735)	(10,200)	879	(30,589)	425	(30,164)
Realized income	$867,433	$185,245	$88,386	$23,085	$10,112	$1,174,261	$(370,523)	$803,738

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income (loss):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Segment revenues
Management fees	$1,030,016	$900,285	$2,031,587	$1,718,661
Fee related performance revenues	40,529	16,697	60,085	44,748
Other fees	82,783	68,287	146,969	100,920
Performance income—realized	140,329	55,554	353,877	181,002
Total segment revenues	$1,293,657	$1,040,823	$2,592,518	$2,045,331
Segment expenses
Compensation and benefits	$319,653	$286,827	$618,228	$547,541
General, administrative and other expenses	105,209	93,340	206,641	169,453
Performance related compensation—realized	89,426	39,071	227,638	123,487
Total segment expenses	$514,288	$419,238	$1,052,507	$840,481
Segment realized net investment income (loss)
Investment income—realized	$29,131	$13,133	$41,042	$24,497
Interest income	1,729	2,909	2,764	24,614
Interest expense	(52,106)	(43,569)	(102,730)	(79,700)
Total segment realized net investment loss	$(21,246)	$(27,527)	$(58,924)	$(30,589)
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total consolidated revenue	$1,428,610	$1,350,128	$2,825,046	$2,438,933
Performance income—unrealized	(124,837)	(300,592)	(216,872)	(365,035)
Management fees of Consolidated Funds eliminated in consolidation	21,614	8,954	43,127	18,848
Performance income of Consolidated Funds eliminated in consolidation	13,060	7,096	29,178	12,224
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	2,378	6,555	2,461	6,679
Administrative fees(1)	(26,562)	(22,027)	(50,597)	(41,755)
OMG revenue	(9,180)	(7,831)	(18,960)	(13,368)
Principal investment income, net of eliminations	(2,288)	(10,963)	(2,765)	(32,961)
Net (revenue) expense of non-controlling interests in consolidated subsidiaries	(9,138)	9,503	(18,100)	21,766
Total consolidation adjustments and reconciling items	(134,953)	(309,305)	(232,528)	(393,602)
Total segment revenue	$1,293,657	$1,040,823	$2,592,518	$2,045,331

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated expenses to segment expenses:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total consolidated expenses	$1,179,977	$1,137,578	$2,348,440	$2,151,906
Performance related compensation-unrealized	(123,748)	(207,731)	(205,170)	(248,281)
Expenses of Consolidated Funds added in consolidation	(27,668)	(42,778)	(56,546)	(59,462)
Expenses of Consolidated Funds eliminated in consolidation	23,993	15,771	45,588	25,799
Administrative fees(1)	(26,562)	(22,027)	(50,597)	(41,755)
Depreciation and amortization expense	(60,449)	(63,180)	(120,143)	(111,409)
Equity compensation expense	(182,779)	(165,091)	(386,411)	(422,953)
Acquisition-related compensation expense(2)	(28,239)	(44,305)	(56,439)	(66,304)
Acquisition and merger-related expense	(692)	(2,791)	(1,936)	(37,399)
Placement fee adjustment	8,096	1,092	14,918	1,098
OMG expenses	(246,590)	(203,822)	(477,273)	(384,316)
Expense of non-controlling interests in consolidated subsidiaries	(1,051)	16,522	(1,924)	33,557
Total consolidation adjustments and reconciling items	(665,689)	(718,340)	(1,295,933)	(1,311,425)
Total segment expenses	$514,288	$419,238	$1,052,507	$840,481

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

The following table reconciles the Company’s consolidated other income to segment realized net investment loss:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total consolidated other income	$137,309	$74,388	$222,257	$140,949
Investment income—unrealized	(64,839)	(106,579)	(84,977)	(128,217)
Interest and other investment loss—unrealized	6,060	24,083	2,687	27,857
Other income, net of Consolidated Funds added in consolidation	(130,696)	(145,705)	(237,416)	(232,127)
Other expense (income), net of Consolidated Funds eliminated in consolidation	(335)	10,971	(571)	12,771
OMG other income	(1,044)	(4,927)	(1,719)	(730)
Principal investment income	18,442	91,377	47,454	118,216
Other (income) expense, net	14,672	27,163	(8,334)	29,689
Other loss (income) of non-controlling interests in consolidated subsidiaries	(815)	1,702	1,695	1,003
Total consolidation adjustments and reconciling items	(158,555)	(101,915)	(281,181)	(171,538)
Total segment realized net investment loss	$(21,246)	$(27,527)	$(58,924)	$(30,589)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income before taxes	$385,942	$286,938	$698,863	$427,976
Adjustments:
Depreciation and amortization expense	60,449	63,180	120,143	111,409
Equity compensation expense	182,779	165,091	386,411	422,953
Acquisition-related compensation expense(1)	28,239	44,305	56,439	66,304
Acquisition and merger-related expense	692	2,791	1,936	37,399
Placement fee adjustment	(8,096)	(1,092)	(14,918)	(1,098)
OMG expense, net	236,367	191,064	456,594	370,218
Other (income) expense, net	14,672	27,163	(8,334)	29,689
Income before taxes of non-controlling interests in consolidated subsidiaries	(8,903)	(5,317)	(14,481)	(10,788)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(74,150)	(4,708)	(107,574)	(62,687)
Total performance income—unrealized	(124,837)	(300,592)	(216,872)	(365,035)
Total performance related compensation—unrealized	123,748	207,731	205,170	248,281
Total net investment income—unrealized	(58,779)	(82,496)	(82,290)	(100,360)
Realized income	758,123	594,058	1,481,087	1,174,261
Total performance income—realized	(140,329)	(55,554)	(353,877)	(181,002)
Total performance related compensation—realized	89,426	39,071	227,638	123,487
Total net investment loss—realized	21,246	27,527	58,924	30,589
Fee related earnings	$728,466	$605,102	$1,413,772	$1,147,335

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

	As of June 30,	As of December 31,
	2026	2025
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs	$369,983	$469,455
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs	1,657,779	1,346,592
Assets of consolidated VIEs	13,788,662	13,468,979
Liabilities of consolidated VIEs	8,957,382	9,354,024

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income attributable to non-controlling interests related to consolidated VIEs	$(2,632)	$2,298	$24,393	$55,274

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of June 30, 2026
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$557,094	$—	$—	$557,094
Investments (includes $4,141,111 of accrued carried interest)	7,333,193	—	(1,786,938)	5,546,255
Due from affiliates	1,402,537	—	(25,417)	1,377,120
Other assets	1,090,945	—	(569)	1,090,376
Right-of-use operating lease assets	633,385	—	—	633,385
Intangible assets, net	2,095,022	—	—	2,095,022
Goodwill	3,464,289	—	—	3,464,289
Assets of Consolidated Funds
Cash and cash equivalents	—	1,295,264	—	1,295,264
Investments, at fair value	—	13,393,347	—	13,393,347
Due from affiliates	—	—	—	—
Receivable for securities sold	—	113,294	—	113,294
Other assets	—	68,328	(2,375)	65,953
Total assets	$16,576,465	$14,870,233	$(1,815,299)	$29,631,399
Liabilities
Accounts payable, accrued expenses and other liabilities	$1,227,445	$—	$(147)	$1,227,298
Accrued compensation	635,157	—	—	635,157
Due to affiliates	767,143	—	(2,375)	764,768
Performance related compensation payable	3,122,566	—	—	3,122,566
Debt obligations	4,577,159	—	—	4,577,159
Operating lease liabilities	812,596	—	—	812,596
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	125,923	(1,353)	124,570
Due to affiliates	—	24,607	(24,607)	—
Payable for securities purchased	—	256,519	—	256,519
CLO loan obligations, at fair value	—	7,015,534	(63,877)	6,951,657
Fund borrowings	—	2,531,196	—	2,531,196
Total liabilities	11,142,066	9,953,779	(92,359)	21,003,486
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	25,648	—	—	25,648
Non-controlling interest in Consolidated Funds	—	4,916,454	(1,589,793)	3,326,661
Non-controlling interest in Ares Operating Group entities	1,348,995	—	(41,464)	1,307,531
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding)	1,460,030	—	—	1,460,030
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (223,882,317 shares issued and outstanding)	2,239	—	—	2,239
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (102,828,576 shares issued and outstanding)	1,028	—	—	1,028
Additional paid-in-capital	4,438,102	—	(91,683)	4,346,419
Accumulated deficit	(1,854,800)	—	—	(1,854,800)
Accumulated other comprehensive income, net of tax	13,122	—	—	13,122
Total stockholders’ equity	4,059,756	—	(91,683)	3,968,073
Total equity	5,408,751	4,916,454	(1,722,940)	8,602,265
Total liabilities, redeemable interest, non-controlling interests and equity	$16,576,465	$14,870,233	$(1,815,299)	$29,631,399

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended June 30, 2026
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,039,177	$—	$(21,614)	$1,017,563
Carried interest allocation	262,974	—	(13,060)	249,914
Incentive fees	42,753	—	—	42,753
Principal investment income	18,442	—	(16,154)	2,288
Administrative, transaction and other fees	118,470	—	(2,378)	116,092
Total revenues	1,481,816	—	(53,206)	1,428,610
Expenses
Compensation and benefits	688,660	—	—	688,660
Performance related compensation	231,927	—	—	231,927
General, administrative and other expenses	255,715	—	—	255,715
Expenses of the Consolidated Funds	—	27,668	(23,993)	3,675
Total expenses	1,176,302	27,668	(23,993)	1,179,977
Other income (expense)
Net realized and unrealized gains on investments	73,208	—	(498)	72,710
Interest and dividend income	6,522	—	—	6,522
Interest expense	(52,195)	—	—	(52,195)
Other expense, net	(21,257)	—	165	(21,092)
Net realized and unrealized gains on investments of the Consolidated Funds	—	175,899	497	176,396
Interest and other income of the Consolidated Funds	—	59,123	—	59,123
Interest expense of the Consolidated Funds	—	(104,326)	171	(104,155)
Total other income, net	6,278	130,696	335	137,309
Income before taxes	311,792	103,028	(28,878)	385,942
Income tax expense	70,068	2,909	—	72,977
Net income	241,724	100,119	(28,878)	312,965
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	100,119	(28,878)	71,241
Net income attributable to Ares Operating Group entities	241,724	—	—	241,724
Less: Net income attributable to redeemable interest in Ares Operating Group entities	1,845	—	—	1,845
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	89,244	—	—	89,244
Net income attributable to Ares Management Corporation	150,635	—	—	150,635
Less: Series B mandatory convertible preferred stock dividends declared	25,312	—	—	25,312
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$125,323	$—	$—	$125,323

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended June 30, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$909,576	$—	$(8,954)	$900,622
Carried interest allocation	330,735	—	(6,834)	323,901
Incentive fees	23,341	—	(262)	23,079
Principal investment income	91,377	—	(80,414)	10,963
Administrative, transaction and other fees	98,118	—	(6,555)	91,563
Total revenues	1,453,147	—	(103,019)	1,350,128
Expenses
Compensation and benefits	643,709	—	—	643,709
Performance related compensation	234,706	—	—	234,706
General, administrative and other expenses	232,156	—	—	232,156
Expenses of the Consolidated Funds	—	42,778	(15,771)	27,007
Total expenses	1,110,571	42,778	(15,771)	1,137,578
Other income (expense)
Net realized and unrealized gains on investments	22,551	—	(9,843)	12,708
Interest and dividend income	7,813	—	(41)	7,772
Interest expense	(43,575)	—	—	(43,575)
Other expense, net	(47,135)	—	614	(46,521)
Net realized and unrealized gains on investments of the Consolidated Funds	—	130,282	(2,530)	127,752
Interest and other income of the Consolidated Funds	—	161,890	—	161,890
Interest expense of the Consolidated Funds	—	(146,467)	829	(145,638)
Total other income (expense), net	(60,346)	145,705	(10,971)	74,388
Income before taxes	282,230	102,927	(98,219)	286,938
Income tax expense	60,249	709	—	60,958
Net income	221,981	102,218	(98,219)	225,980
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	102,218	(98,219)	3,999
Net income attributable to Ares Operating Group entities	221,981	—	—	221,981
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(274)	—	—	(274)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	85,193	—	—	85,193
Net income attributable to Ares Management Corporation	137,062	—	—	137,062
Less: Series B mandatory convertible preferred stock dividends declared	25,312	—	—	25,312
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$111,750	$—	$—	$111,750

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2026
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$2,050,217	$—	$(43,127)	$2,007,090
Carried interest allocation	425,723	—	(29,178)	396,545
Incentive fees	204,687	—	—	204,687
Principal investment income	47,454	—	(44,689)	2,765
Administrative, transaction and other fees	216,420	—	(2,461)	213,959
Total revenues	2,944,501	—	(119,455)	2,825,046
Expenses
Compensation and benefits	1,381,067	—	—	1,381,067
Performance related compensation	460,263	—	—	460,263
General, administrative and other expenses	496,152	—	—	496,152
Expenses of the Consolidated Funds	—	56,546	(45,588)	10,958
Total expenses	2,337,482	56,546	(45,588)	2,348,440
Other income (expense)
Net realized and unrealized gains on investments	70,366	—	5,733	76,099
Interest and dividend income	13,621	—	—	13,621
Interest expense	(102,955)	—	—	(102,955)
Other income, net	3,238	—	230	3,468
Net realized and unrealized gains on investments of the Consolidated Funds	—	315,807	(5,395)	310,412
Interest and other income of the Consolidated Funds	—	164,568	—	164,568
Interest expense of the Consolidated Funds	—	(242,959)	3	(242,956)
Total other income (expense), net	(15,730)	237,416	571	222,257
Income before taxes	591,289	180,870	(73,296)	698,863
Income tax expense	126,163	6,686	—	132,849
Net income	465,126	174,184	(73,296)	566,014
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	174,184	(73,296)	100,888
Net income attributable to Ares Operating Group entities	465,126	—	—	465,126
Less: Net income attributable to redeemable interest in Ares Operating Group entities	732	—	—	732
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	171,170	—	—	171,170
Net income attributable to Ares Management Corporation	293,224	—	—	293,224
Less: Series B mandatory convertible preferred stock dividends declared	50,625	—	—	50,625
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$242,599	$—	$—	$242,599

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,736,457	$—	$(18,848)	$1,717,609
Carried interest allocation	495,861	—	(11,952)	483,909
Incentive fees	55,399	—	(272)	55,127
Principal investment income	118,216	—	(85,255)	32,961
Administrative, transaction and other fees	156,006	—	(6,679)	149,327
Total revenues	2,561,939	—	(123,006)	2,438,933
Expenses
Compensation and benefits	1,300,834	—	—	1,300,834
Performance related compensation	357,339	—	—	357,339
General, administrative and other expenses	460,070	—	—	460,070
Expenses of the Consolidated Funds	—	59,462	(25,799)	33,663
Total expenses	2,118,243	59,462	(25,799)	2,151,906
Other income (expense)
Net realized and unrealized gains on investments	33,182	—	(20,206)	12,976
Interest and dividend income	26,016	—	(588)	25,428
Interest expense	(79,962)	—	—	(79,962)
Other expense, net	(57,643)	—	408	(57,235)
Net realized and unrealized gains on investments of the Consolidated Funds	—	214,009	2,149	216,158
Interest and other income of the Consolidated Funds	—	321,962	—	321,962
Interest expense of the Consolidated Funds	—	(303,844)	5,466	(298,378)
Total other income (expense), net	(78,407)	232,127	(12,771)	140,949
Income before taxes	365,289	172,665	(109,978)	427,976
Income tax expense	75,784	2,711	—	78,495
Net income	289,505	169,954	(109,978)	349,481
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	169,954	(109,978)	59,976
Net income attributable to Ares Operating Group entities	289,505	—	—	289,505
Less: Net income attributable to redeemable interest in Ares Operating Group entities	42	—	—	42
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	105,231	—	—	105,231
Net income attributable to Ares Management Corporation	184,232	—	—	184,232
Less: Series B mandatory convertible preferred stock dividends declared	50,625	—	—	50,625
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$133,607	$—	$—	$133,607

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2026
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities
Net income	$465,126	$174,184	$(73,296)	$566,014
Adjustments to reconcile net income to net cash provided by (used in) operating activities	449,016	—	165,634	614,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds	—	(1,022,900)	1,768	(1,021,132)
Cash flows due to changes in operating assets and liabilities	106,539	—	40,524	147,063
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	82,628	(334,153)	(251,525)
Net cash provided by (used in) operating activities	1,020,681	(766,088)	(199,523)	55,070
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements, net of disposals	(48,693)	—	—	(48,693)
Acquisitions, net of cash acquired	8,330	—	—	8,330
Net cash used in investing activities	(40,363)	—	—	(40,363)
Cash flows from financing activities
Proceeds from Credit Facility	955,000	—	—	955,000
Proceeds from Term Loan	399,415	—	—	399,415
Repayments of Credit Facility	(720,000)	—	—	(720,000)
Dividends and distributions	(1,036,513)	—	—	(1,036,513)
Taxes paid related to net share settlement of equity awards	(364,484)	—	—	(364,484)
Other financing activities	12,719	—	—	12,719
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	825,582	(185,816)	639,766
Distributions to non-controlling interests in Consolidated Funds	—	(134,542)	49,163	(85,379)
Borrowings under loan obligations by Consolidated Funds	—	1,648,487	—	1,648,487
Repayments under loan obligations by Consolidated Funds	—	(1,371,066)	—	(1,371,066)
Net cash provided by (used in) financing activities	(753,863)	968,461	(136,653)	77,945
Effect of exchange rate changes	(11,597)	(12,857)	—	(24,454)
Net change in cash and cash equivalents	214,858	189,516	(336,176)	68,198
Cash and cash equivalents, beginning of period	488,896	959,088	(959,088)	488,896
Cash and cash equivalents, end of period	$703,754	$1,148,604	$(1,295,264)	$557,094
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$15,997	$—	$—	$15,997

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities
Net income	$289,505	$169,954	$(109,978)	$349,481
Adjustments to reconcile net income to net cash provided by operating activities	548,460	—	(86,146)	462,314
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds	—	1,175,691	(12,289)	1,163,402
Cash flows due to changes in operating assets and liabilities	326,562	—	(136,882)	189,680
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	(189,822)	434,849	245,027
Net cash provided by operating activities	1,164,527	1,155,823	89,554	2,409,904
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements, net of disposals	(44,893)	—	—	(44,893)
Acquisitions, net of cash acquired	(1,722,715)	—	—	(1,722,715)
Net cash used in investing activities	(1,767,608)	—	—	(1,767,608)
Cash flows from financing activities
Proceeds from Credit Facility	1,525,000	—	—	1,525,000
Repayments of Credit Facility	(410,000)	—	—	(410,000)
Dividends and distributions	(873,259)	—	—	(873,259)
Taxes paid related to net share settlement of equity awards	(416,609)	—	—	(416,609)
Other financing activities	1,790	—	—	1,790
Allocable to non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	167,832	(7,685)	160,147
Distributions to non-controlling interests in Consolidated Funds	—	(443,128)	123,372	(319,756)
Redemptions of redeemable interests in Consolidated Funds	—	(7,143)	—	(7,143)
Borrowings under loan obligations by Consolidated Funds	—	312,491	—	312,491
Repayments under loan obligations by Consolidated Funds	—	(1,717,589)	—	(1,717,589)
Net cash used in financing activities	(173,078)	(1,687,537)	115,687	(1,744,928)
Effect of exchange rate changes	27,962	76,350	—	104,312
Net change in cash and cash equivalents	(748,197)	(455,364)	205,241	(998,320)
Cash and cash equivalents, beginning of period	1,507,976	1,227,489	(1,227,489)	1,507,976
Cash and cash equivalents, end of period	$759,779	$772,125	$(1,022,248)	$509,656
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$1,657,881	$—	$—	$1,657,881

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
15. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after June 30, 2026 through the date the unaudited condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In July 2026, the Company’s board of directors declared a quarterly dividend of $1.35 per share of Class A and non-voting common stock payable on September 30, 2026 to common stockholders of record at the close of business on September 16, 2026.
In July 2026, the Company’s board of directors declared a quarterly dividend of $0.84375 per share of Series B mandatory convertible preferred stock payable on October 1, 2026 to preferred stockholders of record on September 15, 2026.

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

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the three months ended June 30, 2026, 94% of our management fees were derived from perpetual capital vehicles or long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results from operations, including the fair value of our AUM, are affected by a variety of factors. Conditions in the global financial markets and economic and political environments may impact our business, particularly in the U.S., Europe and Asia-Pacific (“APAC”).

    The following table presents returns of selected market indices:-

			Returns (%)
Type of Index	Name of Index	Region	Three months ended June 30, 2026	Six months ended June 30, 2026
High yield bonds	ICE BAML High Yield Master II Index	U.S.	2.5	1.9
High yield bonds	ICE BAML European Currency High Yield Index	Europe	3.7	1.9
Leveraged loans	S&P UBS Leveraged Loan Index	U.S.	1.9	1.4
Leveraged loans	S&P UBS Western European Leveraged Loan Index	Europe	2.6	1.8
Equities	S&P 500 Index	U.S.	15.2	10.2
Equities	MSCI All Country World Ex-U.S. Index	Non-U.S.	14.7	14.0
Infrastructure equities	S&P Global Infrastructure Index	Global	1.6	10.0
Real estate equities	FTSE NAREIT All Equity REITs Index	U.S.	9.7	12.7
Real estate equities	FTSE EPRA/NAREIT Developed Europe Index	Europe	5.4	(0.2)
Real estate equities	Tokyo Stock Exchange REIT Index	APAC	(2.3)	(10.3)

During the second quarter of 2026, global markets continued to experience heightened volatility amid geopolitical tension in the Middle East and evolving expectations regarding monetary and U.S. trade policies. However, the possibility of a ceasefire between the U.S. and Iran eased energy market pressures, and resilient macroeconomic conditions supported positive returns across U.S. and European high yield bonds and leveraged loans. U.S. and international equity markets were also supported by first quarter corporate earnings growth and improving investor sentiment.

Despite elevated uncertainty stemming from disruptions in energy markets, global commercial real estate markets continued to improve in the second quarter of 2026. Transaction volumes continued to increase, debt availability improved and property values appreciated across markets. Rising Japanese government bond yields pressured REIT performance during the quarter, however, we do not believe this reflects deterioration in our portfolio’s underlying fundamentals. While performance varies by sector and geography, we believe constrained new supply will be a meaningful tailwind for commercial real estate markets. Infrastructure investment remained robust, particularly across the digital infrastructure, energy and utilities sectors.

Renewable energy deployment also continued at a meaningful scale, underpinned by stable demand for clean energy and an expanding development pipeline. While performance varies by sector and geography, we believe increasing power demand, continued renewable energy deployment and the expansion of digital infrastructure will provide meaningful opportunities for infrastructure investment in coming periods.

Private equity activity moderated during the quarter with the concentration in a smaller number of large transactions. Dealmaking and exit activity continued to reflect market selectivity and elevated uncertainty in private credit markets. Sponsors continued to prioritize businesses with resilient fundamentals and clear paths to value creation, including differentiated technology and artificial intelligence capabilities. We believe a renewed focus on value creation strategies that emphasize operational improvements, selective deployment, talent optimization and digital transformation are essential to support long-term momentum.

We believe our portfolios across all strategies remain well positioned for a fluctuating interest rate environment. On a market value basis, approximately 82% of our debt assets and 51% of our total assets were floating rate instruments as of June 30, 2026.

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

The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total AUM
Balance at 3/31/2026	$422,624	$143,384	$42,629	$24,674	$10,942	$644,253
New par/equity commitments	12,887	6,667	1,329	—	1,325	22,208
New debt commitments	10,799	3,072	345	—	—	14,216
Capital reductions	(3,923)	(888)	—	—	—	(4,811)
Distributions	(3,318)	(2,304)	(402)	(551)	(382)	(6,957)
Redemptions	(1,416)	(481)	(130)	—	—	(2,027)
Net allocations among investment strategies	682	407	152	—	(1,241)	—
Change in fund value	2,209	1,373	256	328	271	4,437
Balance at 6/30/2026	$440,544	$151,230	$44,179	$24,451	$10,915	$671,319

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total AUM
Balance at 3/31/2025	$359,076	$124,187	$31,312	$24,727	$6,571	$545,873
New par/equity commitments	8,922	2,094	2,519	—	1,921	15,456
New debt commitments	9,161	1,619	—	—	—	10,780
Capital reductions	(3,862)	(386)	—	(19)	—	(4,267)
Distributions	(5,000)	(1,719)	(160)	(1,056)	(410)	(8,345)
Redemptions	(944)	(131)	(40)	—	(7)	(1,122)
Net allocations among investment strategies	185	50	72	—	(307)	—
Change in fund value	9,568	4,060	246	114	22	14,010
Balance at 6/30/2025	$377,106	$129,774	$33,949	$23,766	$7,790	$572,385

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total AUM
Balance at 12/31/2025	$406,866	$139,088	$42,156	$25,288	$9,107	$622,505
Acquisitions	5,544	—	—	—	—	5,544
New par/equity commitments	24,462	11,919	2,070	858	2,640	41,949
New debt commitments	19,584	4,064	345	—	—	23,993
Capital reductions	(7,149)	(1,223)	(88)	—	—	(8,460)
Distributions	(8,491)	(3,818)	(745)	(1,638)	(738)	(15,430)
Redemptions	(2,782)	(668)	(156)	—	—	(3,606)
Net allocations among investment strategies	53	529	167	—	(749)	—
Change in fund value	2,457	1,339	430	(57)	655	4,824
Balance at 6/30/2026	$440,544	$151,230	$44,179	$24,451	$10,915	$671,319

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total AUM
Balance at 12/31/2024	$348,858	$75,298	$29,153	$24,041	$7,096	$484,446
Acquisitions	—	45,281	—	—	—	45,281
New par/equity commitments	14,865	4,556	4,807	975	3,017	28,220
New debt commitments	13,982	4,233	—	—	—	18,215
Capital reductions	(7,275)	(1,154)	(58)	(54)	—	(8,541)
Distributions	(8,271)	(3,177)	(399)	(1,205)	(548)	(13,600)
Redemptions	(1,326)	(290)	(63)	—	(7)	(1,686)
Net allocations among investment strategies	1,494	50	72	—	(1,616)	—
Change in fund value	14,779	4,977	437	9	(152)	20,050
Balance at 6/30/2025	$377,106	$129,774	$33,949	$23,766	$7,790	$572,385

The components of our AUM are presented below ($ in billions):

AUM: $671.3	AUM: $572.4

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $6.1 billion and $5.6 billion of non-fee paying AUM from our general partner and employee commitments as of June 30, 2026 and 2025, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management

FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total
Balance at 3/31/2026	$260,187	$87,139	$30,189	$14,203	$7,880	$399,598
Commitments	3,519	2,710	552	—	1,325	8,106
Deployment/increase in leverage	10,058	1,162	440	96	2,580	14,336
Capital reductions	(2,167)	(139)	—	—	—	(2,306)
Distributions	(4,788)	(1,365)	(291)	(349)	(382)	(7,175)
Redemptions	(1,397)	(403)	(130)	—	—	(1,930)
Net allocations among investment strategies	1,316	408	152	—	(1,876)	—
Change in fund value	1,058	231	638	27	288	2,242
Change in fee basis	(1,666)	(1,129)	(84)	(70)	—	(2,949)
Balance at 6/30/2026	$266,120	$88,614	$31,466	$13,907	$9,815	$409,922

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total
Balance at 3/31/2025	$218,231	$76,425	$23,470	$11,352	$5,590	$335,068
Commitments	5,858	880	688	—	1,747	9,173
Deployment/increase in leverage	6,973	1,287	409	16	—	8,685
Capital reductions	(1,601)	(136)	—	(11)	—	(1,748)
Distributions	(5,314)	(1,308)	(11)	—	(410)	(7,043)
Redemptions	(944)	(131)	(40)	—	—	(1,115)
Net allocations among investment strategies	452	50	72	—	(574)	—
Change in fund value	4,498	2,924	(53)	2	28	7,399
Change in fee basis	—	(496)	—	(366)	—	(862)
Balance at 6/30/2025	$228,153	$79,495	$24,535	$10,993	$6,381	$349,557

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total
Balance at 12/31/2025	$249,816	$84,065	$29,481	$14,437	$7,150	$384,949
Acquisitions	5,495	—	—	—	—	5,495
Commitments	9,934	5,324	1,038	—	1,865	18,161
Deployment/increase in leverage	19,039	3,467	1,514	893	2,787	27,700
Capital reductions	(6,025)	(221)	(88)	—	—	(6,334)
Distributions	(8,354)	(2,655)	(551)	(428)	(738)	(12,726)
Redemptions	(2,831)	(590)	(156)	—	—	(3,577)
Net allocations among investment strategies	1,063	550	153	—	(1,766)	—
Change in fund value	(763)	38	190	(102)	517	(120)
Change in fee basis	(1,254)	(1,364)	(115)	(893)	—	(3,626)
Balance at 6/30/2026	$266,120	$88,614	$31,466	$13,907	$9,815	$409,922

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total
Balance at 12/31/2024	$209,145	$44,088	$22,401	$11,427	$5,492	$292,553
Acquisitions	—	30,467	—	—	—	30,467
Commitments	12,336	1,947	1,740	—	2,784	18,807
Deployment/increase in leverage	14,706	2,797	666	32	253	18,454
Capital reductions	(5,212)	(178)	—	(11)	—	(5,401)
Distributions	(8,605)	(2,711)	(69)	—	(548)	(11,933)
Redemptions	(1,392)	(290)	(63)	—	—	(1,745)
Net allocations among investment strategies	1,624	50	72	—	(1,746)	—
Change in fund value	5,914	3,204	(212)	2	146	9,054
Change in fee basis	(363)	121	—	(457)	—	(699)
Balance at 6/30/2025	$228,153	$79,495	$24,535	$10,993	$6,381	$349,557

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $409.9	FPAUM: $349.6

Invested capital	NAV/fair value/reported value(1)	Capital commitments	Collateral balances (at par)	GAV

(1)Includes $99.9 billion and $81.2 billion from funds that primarily invest in illiquid strategies as of June 30, 2026 and 2025, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

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

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended June 30, 2026 and 2025, 94% and 91%, respectively, of management fees were earned from perpetual capital or long-dated funds.

The charts below present the composition of our segment management fees by fund type:

Perpetual Capital - Perpetual Wealth Funds	Perpetual Capital - Publicly-Traded Funds	Perpetual Capital - Private Commingled Funds	Perpetual Capital - Managed Accounts	Long-Dated Funds(1)	Other

(1) Long-dated funds generally have a contractual life of five years or more at inception.

Available Capital and Assets Under Management Not Yet Paying Fees

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Real Assets	Secondaries	Private Equity	Other Businesses
As of June 30, 2026, AUM not yet paying fees includes $92.6 billion of AUM available for future deployment and $4.1 billion of development assets not yet stabilized that could collectively generate approximately $828.2 million in potential incremental annual management fees, representing a 24% embedded growth rate in our base management fees from the last twelve month period.

Incentive Eligible Assets Under Management and Incentive Generating Assets Under Management

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Credit	Real Assets	Secondaries	Private Equity	Other Businesses

As of June 30, 2026 and 2025, IGAUM included $75.7 billion and $56.2 billion, respectively, of AUM from funds generating unrealized incentive fees that are not recognized by us until such fees are crystallized or no longer subject to reversal. As of June 30, 2026, perpetual capital IGAUM that could potentially result in crystallized fee related performance revenues totaled $44.3 billion, composed of $24.0 billion within the Credit Group, $14.4 billion within the Real Assets Group and $5.9 billion within the Secondaries Group. As of June 30, 2025, perpetual capital IGAUM that could potentially result in crystallized fee related performance revenues totaled $30.2 billion, composed of $19.8 billion within the Credit Group, $7.3 billion within the Real Assets Group and $3.1 billion within the Secondaries Group.
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

Consolidation and Deconsolidation of Ares Funds
We consolidate (i) entities that we have both the power to direct significant activities of the entity and a significant economic interest; and (ii) entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity. Certain funds that have historically been consolidated in the financial statements may no longer be consolidated because: (i) such funds have been liquidated or dissolved; or (ii) we are no longer deemed to have a controlling interest in the entity. Consolidated Funds represented approximately 4% of our AUM as of June 30, 2026 and 4% of total revenues for the six months ended June 30, 2026.
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

In connection with the acquisition of the international business of GLP Capital Partners Limited excluding its operations in Greater China (“GCP International”) (the “GCP Acquisition”), the activities of GCP International are reflected within our results of operations beginning on March 1, 2025. Since the activities of GCP International contributed four months of results during the six months ended June 30, 2025, our year-over-year analysis of the six months ended June 30, 2026 will lack comparability.

The following table presents our summarized consolidated results of operations ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Total revenues	$1,428,610	$1,350,128	$78,482	6%	$2,825,046	$2,438,933	$386,113	16%
Total expenses	(1,179,977)	(1,137,578)	(42,399)	(4)	(2,348,440)	(2,151,906)	(196,534)	(9)
Total other income, net	137,309	74,388	62,921	85	222,257	140,949	81,308	58
Less: Income tax expense	72,977	60,958	(12,019)	(20)	132,849	78,495	(54,354)	(69)
Net income	312,965	225,980	86,985	38	566,014	349,481	216,533	62
Less: Net income attributable to non-controlling interests in Consolidated Funds	71,241	3,999	67,242	NM	100,888	59,976	40,912	68
Net income attributable to Ares Operating Group entities	241,724	221,981	19,743	9	465,126	289,505	175,621	61
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	1,845	(274)	2,119	NM	732	42	690	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	89,244	85,193	4,051	5	171,170	105,231	65,939	63
Net income attributable to Ares Management Corporation	150,635	137,062	13,573	10	293,224	184,232	108,992	59
Less: Series B mandatory convertible preferred stock dividends declared	25,312	25,312	—	—	50,625	50,625	—	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$125,323	$111,750	13,573	12	$242,599	$133,607	108,992	82

Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues
Management fees	$1,017,563	$900,622	$116,941	13%	$2,007,090	$1,717,609	$289,481	17%
Carried interest allocation	249,914	323,901	(73,987)	(23)	396,545	483,909	(87,364)	(18)
Incentive fees	42,753	23,079	19,674	85	204,687	55,127	149,560	271
Principal investment income	2,288	10,963	(8,675)	(79)	2,765	32,961	(30,196)	(92)
Administrative, transaction and other fees	116,092	91,563	24,529	27	213,959	149,327	64,632	43
Total revenues	$1,428,610	$1,350,128	78,482	6	$2,825,046	$2,438,933	386,113	16
Management Fees. Within the Credit Group, our publicly-traded and our perpetual wealth funds contributed $29.4 million and $66.8 million of the increases in management fees for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily driven by increases in FPAUM associated with fundraising. Capital deployment in private funds within our direct lending and alternative credit strategies led to a rise in FPAUM, contributing $27.0 million and $56.6 million of the increase in management fees for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. Within the Real Assets Group, funds that we manage as a result of the GCP Acquisition contributed $30.8 million of the increase in management fees for the six months ended June 30, 2026 compared to the same period in 2025, driven by fees generated for two additional months in the current year period.

In addition, Part I Fees increased by $25.9 million and $55.1 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases in Part I Fees were primarily attributable to ASIF, to our open-ended European direct lending fund and to our open-ended core infrastructure fund, driven by increases in net investment income from their growing portfolios of investments.

For detail regarding the fluctuations of management fees within each of our segments, see “—Results of Operations by Segment.”

Carried Interest Allocation. The following table sets forth carried interest allocation by segment ($ in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Credit funds	$153.3	$273.7	$290.6	$404.4
Real Assets funds	121.2	32.8	168.8	54.9
Secondaries funds	(8.0)	4.7	1.8	(1.6)
Private Equity funds	21.8	28.6	32.2	65.6
Other businesses	(25.3)	9.7	(67.3)	12.1
Elimination of carried interest from Consolidated Funds	(13.1)	(6.8)	(29.2)	(12.0)
Carried interest of non-controlling interests in consolidated subsidiaries	—	(18.8)	(0.4)	(39.5)
Carried interest allocation	$249.9	$323.9	$396.5	$483.9
The activity was principally composed of the following:

Three months ended June 30, 2026	Three months ended June 30, 2025
Credit funds
•Primarily from one alternative credit fund, one direct lending fund and three opportunistic credit funds with $24.6 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within alternative credit, Pathfinder II generated carried interest allocation of $44.8 million, driven by the appreciation of certain investments that primarily operate in the utilities and transportation industries
◦Within direct lending, ACE VI generated carried interest allocation of $32.5 million, driven by net investment income during the period
◦Within opportunistic credit, SSF IV and ASOF I generated carried interest allocation of $20.9 million and $20.7 million respectively, primarily driven by the increase in market value of their investment in Savers Value Village, Inc. (“SVV”), due to its higher stock price. ASOF II generated carried interest allocation of $16.8 million primarily driven by improved profitability of portfolio companies that operate in the consumer service industry

•Primarily from four direct lending funds, two opportunistic credit funds and two alternative credit funds with $42.4 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our direct lending funds, ACE V, ACE VI and PCS II generated carried interest allocation of $46.7 million, $32.7 million and $31.8 million, respectively, driven by net investment income on an increasing invested capital base. ACE IV generated carried interest allocation of $20.8 million, driven by net investment income during the period
◦Within our opportunistic credit funds, ASOF II generated carried interest allocation of $53.6 million, driven by improved profitability of portfolio companies that operate in the healthcare and services industries. ASOF I generated carried interest allocation of $24.6 million, driven by the increase in market value of its investment in SVV, due to its higher stock price
◦Within our alternative credit funds, Pathfinder I and Pathfinder II generated carried interest allocation of $21.4 million and $9.8 million, respectively, driven by the market appreciation of certain investments and net investment income during the period

Real Assets funds
•JDC I generated carried interest allocation of $54.3 million, driven by the appreciation of a data center investment
•AREOF IV generated carried interest allocation of $21.2 million, driven by the appreciation of certain investments within the industrial and multifamily sector
•ACIP II and ACIP I generated carried interest allocation of $14.3 million and $7.7 million, respectively, driven by the appreciation of a data center investment
•IDF V generated carried interest allocation of $12.6 million, driven by net investment income during the period

•ACIP II generated carried interest allocation of $10.0 million, driven by the appreciation of certain investments
•IDF V generated carried interest allocation of $4.6 million, driven by net investment income during the period
•US IX and US X generated carried interest allocation of $4.1 million and $3.6 million, respectively, due to increasing operating income and higher property valuations primarily from industrial property investments
•AREOF III and EF IV generated carried interest allocation of $4.1 million and $3.1 million, respectively, driven by the appreciation of certain investments

Three months ended June 30, 2026	Three months ended June 30, 2025
Secondaries funds
•Reversal of unrealized carried interest of $30.4 million from LREF VIII, primarily driven by the lower valuation of certain multifamily portfolio investments
•ASIS III and LREF IX generated carried interest of $12.2 million and $4.2 million, respectively, primarily driven by the appreciation of certain portfolio investments
•LREF VIII generated carried interest allocation of $6.7 million, primarily driven by the appreciation of certain portfolio investments
Private Equity funds
•ACOF VI and ACOF VII generated carried interest allocation of $14.8 million and $11.4 million, respectively, primarily driven by improved profitability from portfolio companies that primarily operate in the retail, healthcare and service industries

•ACOF VI generated carried interest allocation of $36.1 million primarily driven by improved profitability from portfolio companies that primarily operate in the service and industrial industries
•Reversal of unrealized carried interest allocation of $7.6 million from ACOF IV, driven by lower profitability of portfolio companies that primarily operate in the energy and healthcare industries

Other businesses
•Reversal of unrealized carried interest of $20.9 million attributable to the decrease in market value of our investment in Kodiak AI, Inc. (Nasdaq: KDK), driven by its lower stock price
•Reversal of carried interest allocation of $4.4 million from an insurance fund that is eliminated upon consolidation

•Carried interest allocation from an insurance fund that is eliminated upon consolidation

Six months ended June 30, 2026	Six months ended June 30, 2025
Credit funds
•Primarily from one alternative credit fund, three direct lending funds and two opportunistic credit funds with $36.2 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within alternative credit, Pathfinder II generated carried interest allocation of $86.9 million, driven by the market appreciation of certain investments that primarily operate in the utilities and transportation industries
◦Within direct lending, ACE VI, ACE V and PCS II generated carried interest allocation of $64.0 million, $24.5 million and $15.2 million, respectively, driven by net investment income during the period
◦Within opportunistic credit, SSF IV generated carried interest allocation of $38.1 million primarily driven by improved profitability of portfolio companies that operate in utilities, energy and retail industries. ASOF II generated $24.7 million, respectively, driven by improved profitability of portfolio companies that operate in the consumer services industry

•Primarily from four direct lending funds, one opportunistic credit fund and two alternative credit funds with $40.2 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our direct lending funds, ACE V, ACE VI and PCS II generated carried interest allocation of $93.0 million, $59.2 million and $44.8 million, respectively, driven by net investment income on an increasing invested capital base. ACE IV generated carried interest allocation of $34.1 million, driven by net investment income during the period
◦Within our opportunistic credit funds, ASOF II generated carried interest allocation of $74.7 million, driven by improved profitability of portfolio companies that operate in the services, healthcare and industrial industries
◦Within our alternative credit funds, Pathfinder I and Pathfinder II generated carried interest allocation of $31.5 million and $31.4 million, respectively, driven by the market appreciation of certain investments and net investment income during the period
•Reversal of unrealized carried interest allocation of $27.0 million from SSF IV, primarily due to the market depreciation of its investment in SVV, driven by its lower stock price

Real Assets funds
•JDC I generated carried interest allocation of $60.3 million, driven by the appreciation of a data center investment
•ACIP II and ACIP I generated carried interest allocation of $25.6 million and $16.8 million, respectively, driven by the appreciation of a data center investment
•IDF V generated carried interest allocation of $27.3 million, driven by net investment income during the period
•AREOF IV generated carried interest allocation of $17.3 million, driven by the appreciation of certain investments within the industrial and multifamily sector

•IDF V generated carried interest allocation of $14.9 million, driven by net investment income during the period
•ACIP II generated carried interest allocation of $10.0 million, driven by the appreciation of certain portfolio investments
•US X and US IX generated carried interest allocation of $6.7 million and $6.1 million, respectively, primarily due to the market appreciation and increasing operating income primarily from industrial property investments
•AREOF III and EF IV generated carried interest allocation of $4.7 million and $3.6 million, respectively, primarily due to the appreciation of certain investments

Secondaries funds
•Reversal of unrealized carried interest of $35.8 million from LREF VIII, primarily driven by the lower valuation of certain multifamily portfolio investments
•ASIS III, LREF IX and LEP XVII generated carried interest of $13.7 million, $7.6 million and $6.1 million, respectively, primarily driven by the appreciation of certain portfolio investments

•Reversal of unrealized carried interest from LEP XVI and LREF VIII of $11.4 million and $4.3 million, respectively, driven by the lower valuation of certain investments
•LEP XVII and two private equity secondaries funds generated carried interest allocation of $10.7 million, driven by improved operating performance and the appreciation of certain investments

Six months ended June 30, 2026	Six months ended June 30, 2025
Private Equity funds
•ACOF VI and ACOF VII generated carried interest allocation of $37.3 million and $12.1 million, respectively, primarily driven by improved profitability from portfolio companies that primarily operate in the retail, healthcare and service industries
•Reversal of unrealized carried interest of $15.8 million from ACOF IV, driven by lower operating performance from a portfolio company that operates in the healthcare industry and driven by the lower public share price of a portfolio company that operates in the consumer services industry

•ACOF VI generated carried interest allocation of $78.8 million, primarily driven by improved profitability of portfolio companies that primarily operate in the healthcare, services, industrial and retail industries
•Reversal of unrealized carried interest allocation of $13.1 million from a private equity fund, driven by lower operating performance from portfolio companies that primarily operate in the industrial and service industries

Other businesses
•Reversal of unrealized carried interest of $74.9 million attributable to the decrease in market value of our investment in Kodiak AI, Inc. (Nasdaq: KDK), driven by its lower stock price
•Carried interest allocation of $7.6 million from an insurance fund that is eliminated upon consolidation
•Carried interest allocation from an insurance fund that is eliminated upon consolidation
Incentive Fees. The following table sets forth incentive fees by segment ($ in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Credit funds	$3.3	$6.8	$150.9	$28.7
Real Assets funds	0.4	0.1	3.0	0.5
Secondaries funds	39.1	16.2	50.8	25.9
Incentive fees	$42.8	$23.1	$204.7	$55.1
The increase in incentive fees for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to higher fees generated from APMF due to NAV appreciation. The increase in incentive fees for the six months ended June 30, 2026 compared to the same period in 2025 was mostly driven by fees of $138.5 million generated by SDL I in connection with the sale of its remaining assets to a continuation vehicle during the first quarter of 2026. For further detail regarding the incentive fees within each of our segments, see discussion of fee related performance revenues and realized net performance income within “—Results of Operations by Segment.”
Principal Investment Income. The activity for the three and six months ended June 30, 2026 was primarily attributable to:
•Dividend income of $3.3 million and $8.8 million, respectively, primarily generated from our investments in various real estate secondaries, real estate debt and U.S. direct lending funds, as well as $1.7 million for the six months ended June 30, 2026 from our Japanese open-ended industrial real estate fund, which distributes dividends semi-annually. We have contributed certain capital interests to structured financing vehicles that are presented as Consolidated Funds; therefore, any income earned after our contribution of these capital interests is presented as net realized and unrealized gains on investments of Consolidated Funds within our Condensed Consolidated Statements of Operations, contributing to the reduction in principal investment income when comparing to prior period results.
•Unrealized losses of $5.3 million and $4.3 million, respectively, from our investments in various European real estate equity and real estate secondaries funds, as well as $10.6 million from our investment in a U.S. real estate equity fund for the six months ended June 30, 2026, partially offset by unrealized gains of $5.1 million and $5.7 million, respectively, from our investments in various digital infrastructure and Japanese real estate equity funds
The activity for the three and six months ended June 30, 2025 was primarily attributable to:
•Dividend income of $7.8 million and $16.4 million, respectively, primarily generated from our investments in various real estate debt and infrastructure debt funds
•The activity for the six months ended June 30, 2025 also included (i) interest income of $7.7 million from newly admitted investors in an insurance fund, where capital account balances are reallocated from existing investors in exchange for interest to compensate for carrying costs; and (ii) net realized gains of $3.1 million generated from our investments in various U.S. real estate equity funds

Administrative, Transaction and Other Fees. The increases for the three and six months ended June 30, 2026 compared to the same periods in 2025 were driven by: (i) $8.7 million and $29.9 million, respectively, of property-related fees and administrative service fees earned from funds acquired in the GCP Acquisition; (ii) $5.1 million and $11.7 million, respectively, of additional administrative service fees earned from new and existing private funds within our Credit Group and from our perpetual wealth funds; and (iii) $5.0 million and $9.7 million, respectively, of higher property management fees earned as we expand these services across more properties and earn the fees for services that were previously provided by third-parties.

Expenses

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Expenses of the Company
Compensation and benefits	$688,660	$643,709	$(44,951)	(7)%	$1,381,067	$1,300,834	$(80,233)	(6)%
Performance related compensation	231,927	234,706	2,779	1	460,263	357,339	(102,924)	(29)
General, administrative and other expenses	255,715	232,156	(23,559)	(10)	496,152	460,070	(36,082)	(8)
Total	$1,176,302	$1,110,571	42,399	4	$2,337,482	$2,118,243	(196,534)	(9)
Compensation and Benefits. The following table presents the components of change in compensation and benefits for the three and six months ended June 30, 2026 compared to the same periods in 2025 ($ in millions):

	Three month change	Six month change
Compensation and benefits
Cash-based compensation and benefits	$(28.4)	$(96.7)
Part I Fee compensation	(15.1)	(30.0)
Acquisition-related compensation expense	16.1	9.9
Equity compensation expense	(28.2)	(59.2)
Acquisition-related equity compensation expense	10.6	95.8
Total	$(45.0)	$(80.2)
The increases in cash-based compensation and benefits reflected the continued growth in salary and benefits for our increased headcount. The six months ended June 30, 2026 included $30.8 million of incremental expense, reflecting two additional months of activities from the operations that we acquired in connection with the GCP Acquisition.
In addition, Part I Fee compensation increased over the comparative periods, corresponding to the increases in Part I Fees. We reduced Part I Fee compensation by $5.7 million and $4.9 million for the three months ended June 30, 2026 and 2025, respectively, and $13.2 million and $9.7 million for the six months ended June 30, 2026 and 2025, respectively, to reclaim a portion of the supplemental distribution fees we paid.
For the three and six months ended June 30, 2025, acquisition-related compensation expense included cash-based compensation costs of $20.8 million and $29.6 million, respectively, in connection with the GCP Acquisition.
Equity compensation increased over the comparative periods as a result of newly issued discretionary and bonus-related awards granted during the first quarter of 2026 at higher stock prices relative to previously granted awards that have since fully vested. Acquisition-related equity compensation expense decreased for the six months ended June 30, 2026 compared to the same period in 2025, as the prior year period included $108.8 million of expense from the portion of these awards associated with the purchase price of the GCP Acquisition that immediately vested in the first quarter of 2025.
Full-time equivalent headcount increased by 15% to 4,343 professionals for the year-to-date period in 2026 from 3,776 professionals in 2025.
For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment.”
Performance Related Compensation. The majority of the changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees as described above.
General, Administrative and Other Expenses. The increases in general, administrative and other expenses over the comparative periods reflect growing headcount and fundraising activities and were driven by: (i) higher marketing costs of $14.4 million and $17.1 million, respectively, associated with costs related to our firmwide annual general meeting with investors (“AGM”), as well as program sponsorships and fund formation costs; (ii) higher professional service fees of $8.0 million and $15.0 million, respectively, primarily from consulting fees to support various ongoing technology initiatives to enhance our operations; (iii) information technology of $4.8 million and $10.5 million, respectively, driven by higher internally developed software costs and our growing headcount; and (iv) occupancy costs of $3.2 million and $5.1 million, respectively, to support our growing business, including the expansion of our New York headquarters; partially offset by (v) lower placement fees of $4.6 million and $10.6 million, respectively, primarily due to commitments to an opportunistic credit fund in the prior year periods.

In addition, the increase in general, administrative and other expenses for the six months ended June 30, 2026 included two additional months of activities from the operations that we acquired in connection with the GCP Acquisition, including (i) operating costs of $13.2 million; and (ii) amortization expense of $17.1 million related to the intangible assets recorded in connection with the GCP Acquisition.
Acquisition-related costs generally precede a business combination, vary with the complexity of the transaction and may occur even when acquisitions are not successfully completed. Acquisition-related costs decreased by $35.5 million for the six months ended June 30, 2026 compared to the same period in 2025. We incurred $34.7 million during the six months ended June 30, 2025 related to the GCP Acquisition.
Other Income (Expense)

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other income (expense) of the Company
Net realized and unrealized gains on investments	$72,710	$12,708	$60,002	NM	$76,099	$12,976	$63,123	NM
Interest and dividend income	6,522	7,772	(1,250)	(16)	13,621	25,428	(11,807)	(46)
Interest expense	(52,195)	(43,575)	(8,620)	(20)	(102,955)	(79,962)	(22,993)	(29)
Other income (expense), net	(21,092)	(46,521)	25,429	55	3,468	(57,235)	60,703	NM
Total	$5,945	$(69,616)	62,921	85	$(9,767)	$(98,793)	81,308	58

Net Realized and Unrealized Gains on Investments; Interest and Dividend Income. The activity for the three and six months ended June 30, 2026 was primarily attributable to:
•Unrealized gains of $67.2 million and $109.9 million, respectively, from our investments in X‑Energy, Inc., which completed its initial public offering in the second quarter of 2026 (Nasdaq: XE), partially offset by unrealized losses of $12.8 million and $38.2 million, respectively, from our investments in KDK
•Net gains of $5.9 million and $12.0 million, respectively, from the settlement of foreign currency hedges, primarily related to capital interests we hold in Japanese real estate equity funds
•Interest and dividend income primarily included: (i) dividend income of $2.0 million and $4.0 million, respectively, from our strategic investment in a Brazilian alternative asset manager; and (ii) income of $1.5 million and $2.6 million, respectively, from our investments in CLOs and CLO-based investments. We have contributed certain capital interests to structured financing vehicles that are presented as Consolidated Funds; therefore, any income earned after our contribution of these capital interests is presented as net realized and unrealized gains on investments of Consolidated Funds within our Condensed Consolidated Statements of Operations, contributing to the reduction in interest and dividend income when comparing to prior period results.
•The six months ended June 30, 2026 also included dividend income of $1.9 million from J-REIT, which distributes dividends semi-annually
The activity for the three and six months ended June 30, 2025 was primarily attributable to:
•Unrealized gains of $14.0 million and $12.4 million, respectively, from our investments in J-REIT and APMF
•Interest and dividend income primarily included: (i) income of $2.0 million and $4.2 million, respectively, from our investments in CLOs and CLO-based investments; and (ii) dividend income of $2.0 million and $4.0 million, respectively, from our strategic investment in a Brazilian alternative asset manager. The six months ended June 30, 2025 also included $11.9 million of interest income earned from treasury-backed securities. These treasury-backed securities were sold in the first quarter of 2025 and the proceeds from the sale were used to fund the GCP Acquisition.

Interest Expense. Interest expense increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 due to (i) higher interest expense from our Credit Facility due to its higher average outstanding balance; and (ii) the full quarter impact of interest expense from the Term Loan that was executed in March 2026.

Other Income (Expense), Net. Other income (expense), net included non-cash expense of $13.6 million and $27.9 million for the three and six months ended June 30, 2026, respectively, and $25.5 million for both the three and six months ended June 30, 2025, attributable to increases in fair value of contingent consideration that reflect our progress toward achieving the earnouts established in connection with the GCP Acquisition. These earnouts are based on revenue targets of certain digital infrastructure funds and fundraising targets of certain Japanese real estate funds. See “Note 7. Commitments and

Contingencies” within our unaudited condensed consolidated financial statements for a further description of these contingent earnout arrangements.

Other income (expense), net during the six months ended June 30, 2026 also included a $37.3 million bargain purchase gain from the BlueCove Acquisition. A bargain purchase gain resulted from the fair value of the identifiable tangible and intangible assets acquired exceeding the purchase consideration. A portion of the purchase price payable to certain senior professionals is dependent upon the achievement of revenue targets and has been excluded from purchase consideration as it is subject to continued and future service.

Income Tax Expense

The majority of our Consolidated Funds are not subject to income tax as the funds’ investors are responsible for reporting their share of income or loss on a pass-through basis. Accordingly, the following discussion focuses on the change in income tax expense attributable to the Company:

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Consolidated Company Entities
Income before taxes	$311,792	$282,230	$29,562	10%	$591,289	$365,289	$226,000	62%
Less: Income tax expense	70,068	60,249	(9,819)	(16)	126,163	75,784	(50,379)	(66)
Net income	$241,724	$221,981	19,743	9	$465,126	$289,505	175,621	61
The increases in income tax expense were primarily attributable to higher pre-tax income allocable to AMC and higher entity level taxes in foreign and local jurisdictions, with both increasing the effective tax rate for the three and six months ended June 30, 2026 compared to the same periods in 2025.
The allocation of taxable income is also sensitive to any changes in weighted average daily ownership as the income attributed to redeemable and non-controlling interests is generally passed through to partners and not subject to corporate income taxes. The following table summarizes weighted average daily ownership:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
AMC common stockholders	68.61%	67.03%	68.37%	66.41%
Non-controlling AOG unitholders	31.39	32.97	31.63	33.59
The changes in ownership compared to the prior year periods were primarily driven by the issuances of shares of Class A common stock in connection with the vesting of restricted unit awards and with exchanges of AOG Units.
Redeemable and Non-Controlling Interests

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net income	$312,965	$225,980	$86,985	38%	$566,014	$349,481	$216,533	62%
Less: Net income attributable to non-controlling interests in Consolidated Funds	71,241	3,999	67,242	NM	100,888	59,976	40,912	68
Net income attributable to Ares Operating Group entities	241,724	221,981	19,743	9	465,126	289,505	175,621	61
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	1,845	(274)	2,119	NM	732	42	690	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	89,244	85,193	4,051	5	171,170	105,231	65,939	63
Net income attributable to Ares Management Corporation	150,635	137,062	13,573	10	293,224	184,232	108,992	59
Less: Series B mandatory convertible preferred stock dividends declared	25,312	25,312	—	—	50,625	50,625	—	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$125,323	$111,750	13,573	12	$242,599	$133,607	108,992	82

The changes in net income attributable to non-controlling interests in AOG entities compared to the prior year periods were primarily a result of the respective changes in ownership and in income before taxes of the Company, as presented above.

Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Expenses of the Consolidated Funds	$(3,675)	$(27,007)	$23,332	86%	$(10,958)	$(33,663)	$22,705	67%
Net realized and unrealized gains on investments of Consolidated Funds	176,396	127,752	48,644	38	310,412	216,158	94,254	44
Interest and other income of Consolidated Funds	59,123	161,890	(102,767)	(63)	164,568	321,962	(157,394)	(49)
Interest expense of Consolidated Funds	(104,155)	(145,638)	41,483	28	(242,956)	(298,378)	55,422	19
Income before taxes	127,689	116,997	10,692	9	221,066	206,079	14,987	7
Less: Income tax expense of Consolidated Funds	2,909	709	(2,200)	NM	6,686	2,711	(3,975)	(147)
Net income	124,780	116,288	8,492	7	214,380	203,368	11,012	5
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	53,206	103,019	(49,813)	(48)	119,455	123,006	(3,551)	(3)
Other expense (income), net attributable to Ares Management Corporation eliminated upon consolidation	(333)	(9,270)	(8,937)	(96)	5,963	(20,386)	(26,349)	NM
Net income attributable to non-controlling interests in Consolidated Funds	$71,241	$3,999	67,242	NM	$100,888	$59,976	40,912	68
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

The following table sets forth FRE and RI by reportable segment and the OMG ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Fee Related Earnings
Credit Group	$498,453	$426,310	$72,143	17%	$975,889	$834,904	$140,985	17%
Real Assets Group	147,188	113,645	33,543	30	279,157	187,924	91,233	49
Secondaries Group	60,908	50,537	10,371	21	115,541	91,121	24,420	27
Private Equity Group	15,303	9,846	5,457	55	30,160	24,153	6,007	25
Other	6,614	4,764	1,850	39	13,025	9,233	3,792	41
Operations Management Group	(237,411)	(195,991)	(41,420)	(21)	(458,313)	(370,948)	(87,365)	(24)
Fee Related Earnings	$491,055	$409,111	81,944	20	$955,459	$776,387	179,072	23
Realized Income
Credit Group	$543,808	$435,494	$108,314	25%	$1,086,724	$867,433	$219,291	25%
Real Assets Group	144,400	97,648	46,752	48	255,173	185,245	69,928	38
Secondaries Group	59,697	48,715	10,982	23	112,895	88,386	24,509	28
Private Equity Group	12,146	12,858	(712)	(6)	30,759	23,085	7,674	33
Other	(1,928)	(657)	(1,271)	(193)	(4,464)	10,112	(14,576)	NM
Operations Management Group	(236,622)	(196,244)	(40,378)	(21)	(456,850)	(370,523)	(86,327)	(23)
Realized Income	$521,501	$397,814	123,687	31	$1,024,237	$803,738	220,499	27

Income before provision for income taxes is the GAAP financial measure most comparable to RI. The following table presents the reconciliation of income before taxes as reported within the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and the OMG ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income before taxes	$385,942	$286,938	$698,863	$427,976
Adjustments:
Depreciation and amortization expense	60,449	63,180	120,143	111,409
Equity compensation expense	182,779	165,091	386,411	422,953
Acquisition-related compensation expense(1)	28,239	44,305	56,439	66,304
Acquisition and merger-related expense	692	2,791	1,936	37,399
Placement fee adjustment	(8,096)	(1,092)	(14,918)	(1,098)
Other (income) expense, net	14,672	27,163	(8,334)	29,689
Income before taxes of non-controlling interests in consolidated subsidiaries	(8,903)	(5,317)	(14,481)	(10,788)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(74,150)	(4,708)	(107,574)	(62,687)
Total performance income—unrealized	(124,837)	(300,592)	(216,872)	(365,035)
Total performance related compensation—unrealized	123,748	207,731	205,170	248,281
Total net investment income—unrealized	(59,034)	(87,676)	(82,546)	(100,665)
Realized Income	521,501	397,814	1,024,237	803,738
Total performance income—realized	(140,329)	(55,554)	(353,877)	(181,002)
Total performance related compensation—realized	89,426	39,071	227,638	123,487
Total net investment loss—realized	20,457	27,780	57,461	30,164
Fee Related Earnings	$491,055	$409,111	$955,459	$776,387

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

Results of Operations by Segment

Credit Group—Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025
Fee Related Earnings
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Management fees	$703,460	$617,141	$86,319	14%	$1,388,123	$1,202,537	$185,586	15%
Fee related performance revenues	1,081	314	767	244	6,337	18,709	(12,372)	(66)
Other fees	17,848	13,362	4,486	34	32,947	23,960	8,987	38
Compensation and benefits	(178,500)	(160,205)	(18,295)	(11)	(354,737)	(324,952)	(29,785)	(9)
General, administrative and other expenses	(45,436)	(44,302)	(1,134)	(3)	(96,781)	(85,350)	(11,431)	(13)
Fee Related Earnings	$498,453	$426,310	72,143	17	$975,889	$834,904	140,985	17

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$703.5
$5.6
$18.0
$24.5
$147.0
$508.4
$617.1
$7.6
$24.7
$128.1
$456.7
$1,388.1
$9.2
$29.9
$48.9
$290.0
$1,010.1
$1,202.5
$16.6
$49.1
$248.2
$888.6
Q2 2026
Q2 2025
YTD Q2 2026
YTD Q2 2025

	Q2 2026	Q2 2025	YTD Q2 2026	YTD Q2 2025
Effective management fee rate	1.07%	1.10%	1.07%	1.10%
Part I Fees'contribution	0.22%	0.23%	0.22%	0.23%

- Fees from funds in existence in both periods
- Part I Fees
- Fees from CLOs
- Fees from funds that started paying fees after Q2 2025
- Fees from BlueCove Acquisition
- Fees from funds that no longer pay fees in Q2 2026

The following table presents the components of and causes for changes in the Credit Group’s management fees for the three and six months ended June 30, 2026 compared to the prior year period ($ in millions):

	Three month change	Six month change
Perpetual wealth funds:
Base management fees from ASIF, our open-ended European direct lending fund and CADC, due to increases in FPAUM associated with fundraising	$21.0	$46.7
Part I Fees from ASIF and our open-ended European direct lending fund, driven by increases in net investment income from their growing portfolio of investments	21.8	44.7
Fees from our open-ended sports, media and entertainment opportunities fund, which began generating fees during the first quarter of 2026 following the expiration of its fee waiver	2.5	4.6
Private commingled funds and SMAs:
Fees from SDL III, ACE VI, our open-ended core alternative credit fund, ASOF III and Pathfinder II, driven by capital deployment	39.4	77.0
Distributions that reduced the fee base of SDL II, ACE IV, SSG IV, Pathfinder I and ASOF I, as these funds are past their investment periods	(15.1)	(28.8)
Fees from ARCC due to an increase in FPAUM associated with fundraising	5.6	14.4
Fees from funds acquired in the BlueCove Acquisition	5.6	9.2
Cumulative effect of other changes	5.5	17.8
Total	$86.3	$185.6

The decreases in effective management fee rates for the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily attributable to increases in FPAUM from funds in our liquid credit strategy, which have an effective fee rate of less than 0.50%.
Fee Related Performance Revenues. Fee related performance revenues for the three and six months ended June 30, 2026 were primarily attributable to incentive fees from our open-ended sports, media and entertainment opportunities fund, which has a quarterly measurement period and a fee waiver that expired at the end of 2025. Fee related performance revenues for the six months ended June 30, 2025 were primarily attributable to incentive fees from a European direct lending fund that crystallized a deferred payment during the first quarter of 2025 due to the restructuring of its hold back provisions.
Other Fees. The increases in other fees for the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily driven by: (i) higher administrative service fees of $2.9 million and $6.1 million, respectively, which are earned on invested capital from certain private funds; and (ii) higher capital markets transaction fees of $2.3 million and $4.1 million, respectively, reflecting increased transaction volumes.
Compensation and Benefits. The increases in compensation and benefits for the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily driven by: (i) higher Part I Fee compensation of $15.1 million and $30.0 million, respectively, corresponding to the increases in Part I Fees; and (ii) higher salary expenses of $2.3 million and $5.2 million, respectively, primarily attributable to headcount growth. The increase in compensation and benefits for the six months ended June 30, 2026 compared to the same period in 2025 was partially offset by lower fee related performance compensation of $11.7 million corresponding to the decrease in fee related performance revenues. In order to reclaim a portion of the supplemental distribution fees we paid, we reduced: (i) fee related performance compensation by $2.3 million for both the three and six months ended June 30, 2026; and (ii) Part I Fee compensation by $1.3 million and $4.9 million for the three months ended June 30, 2026 and 2025, respectively, and $5.2 million and $9.7 million for the six months ended June 30, 2026 and 2025, respectively.

Full-time equivalent headcount increased by 6% to 739 investment and investment support professionals for the year-to-date period in 2026 from 698 professionals in 2025 primarily due to the impact of the BlueCove Acquisition and also to support our growing direct lending and alternative credit platforms.
General, Administrative and Other Expenses. The increases in general, administrative and other expenses for the three and six months ended June 30, 2026 compared to the same periods in 2025 reflect growing headcount and fundraising activities, including our firmwide AGM event. The increases over the comparative periods were partially offset by decreases in supplemental distribution fees of $7.7 million and $5.1 million, respectively, primarily driven by lower sales in ASIF and our open-ended European direct lending fund in the current quarter.

Realized Income

The following table presents the components of the Credit Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Fee Related Earnings	$498,453	$426,310	$72,143	17%	$975,889	$834,904	$140,985	17%
Performance income—realized	128,422	21,915	106,507	NM	294,650	76,027	218,623	288
Performance related compensation—realized	(80,091)	(13,248)	(66,843)	NM	(182,340)	(47,506)	(134,834)	(284)
Realized net performance income	48,331	8,667	39,664	NM	112,310	28,521	83,789	294
Investment income (loss)—realized	(676)	4,096	(4,772)	NM	3,348	9,475	(6,127)	(65)
Interest income	490	1,135	(645)	(57)	1,322	5,555	(4,233)	(76)
Interest expense	(2,790)	(4,714)	1,924	41	(6,145)	(11,022)	4,877	44
Realized net investment income (loss)	(2,976)	517	(3,493)	NM	(1,475)	4,008	(5,483)	NM
Realized Income	$543,808	$435,494	108,314	25	$1,086,724	$867,433	219,291	25

The Credit Group’s realized activities were principally composed of and caused by the following:

Three months ended June 30, 2026	Three months ended June 30, 2025
Realized net performance income
Carried interest: •Distribution of $47.4 million from ACE V following the end of its investment period in 2025
Carried interest:
•Distributions of $3.9 million from an alternative credit fund that is in liquidation
Incentive fees:
•Incentive fees of $2.6 million, primarily from two alternative credit funds that have annual measurement periods in the second quarter

Realized investment income and interest income
•No significant activities	•Income of $3.4 million generated from 12 CLO and CLO-based investments

Six months ended June 30, 2026	Six months ended June 30, 2025
Realized net performance income
Carried interest:
•Distribution of $47.4 million from ACE V following the end of its investment period in 2025
•Tax distributions of $8.0 million, primarily from ACE V
Incentive fees:
•Distribution of $53.9 million from SDL I in connection with the sale of its remaining assets to a continuation vehicle

Carried interest:
•Aggregate tax distributions of $12.3 million, primarily from ACE IV, ACE V and Pathfinder I
•Distributions of $9.4 million from two alternative credit funds that are in liquidation
Incentive fees:
•Incentive fees of $3.6 million, primarily generated from two alternative credit funds that have annual measurement periods in the second quarter and from a U.S. direct lending fund

Realized investment income and interest income
•Income of $2.3 million generated from a U.S. direct lending fund	•Income of $6.7 million generated from 14 CLO and CLO-based investments
Interest expense is allocated among our segments primarily based on the cost basis of our balance sheet investments and the cost of acquisitions. We have contributed certain capital interests to structured financing vehicles; therefore, the cost basis of our balance sheet investments during the current year periods was lower than the comparative periods. As a result, interest expense allocated to the Credit Group decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025.

Credit Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of June 30, 2026			As of December 31, 2025
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
Pathfinder I	$228.5	$194.3	$34.2	$216.3	$183.9	$32.4
Pathfinder II	221.6	173.4	48.2	134.7	105.4	29.3
ASOF I	277.1	205.1	72.0	276.4	204.6	71.8
ASOF II	349.3	244.7	104.6	324.6	227.3	97.3
ACE IV	177.3	115.3	62.0	185.7	120.5	65.2
ACE V	230.8	144.9	85.9	347.6	218.9	128.7
ACE VI	254.3	160.2	94.1	190.3	119.7	70.6
PCS I	141.7	83.7	58.0	150.5	88.9	61.6
PCS II	278.1	164.4	113.7	262.6	155.5	107.1
Other Credit funds	318.5	197.3	121.2	246.0	149.1	96.9
Total Credit Group	$2,477.2	$1,683.3	$793.9	$2,334.7	$1,573.8	$760.9

The following table presents the change in accrued performance income for the Credit Group ($ in millions):

		As of December 31, 2025	Activity during the period			As of June 30, 2026
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
Pathfinder I	European	$216.3	$12.2	$—	$—	$228.5
Pathfinder II	European	134.7	86.9	—	—	221.6
ASOF I	European	276.4	3.4	(2.7)	—	277.1
ASOF II	European	324.6	24.7	—	—	349.3
ACE IV	European	185.7	(7.3)	(1.1)	—	177.3
ACE V	European	347.6	24.5	(144.0)	2.7	230.8
ACE VI	European	190.3	64.0	—	—	254.3
PCS I	European	150.5	(8.7)	—	(0.1)	141.7
PCS II	European	262.6	15.2	—	0.3	278.1
Other Credit funds	European	220.3	73.7	—	2.1	296.1
Other Credit funds	American	25.7	2.0	(2.3)	(3.0)	22.4
Total accrued carried interest		2,334.7	290.6	(150.1)	2.0	2,477.2
SDL I	Incentive	—	138.5	(138.5)	—	—
Other credit funds	Incentive	—	6.1	(6.1)	—	—
Total Credit Group		$2,334.7	$435.2	$(294.7)	$2.0	$2,477.2

Credit Group—Assets Under Management

The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 3/31/2026	$60,230	$48,674	$21,405	$193,198	$86,983	$12,104	$30	$422,624
New par/equity commitments	1,115	9,080	—	624	1,525	543	—	12,887
New debt commitments	698	—	—	8,220	1,881	—	—	10,799
Capital reductions	(173)	(80)	—	(3,433)	(237)	—	—	(3,923)
Distributions	(63)	(182)	(300)	(1,471)	(974)	(328)	—	(3,318)
Redemptions	(390)	—	—	(798)	(228)	—	—	(1,416)
Net allocations among investment strategies	5	885	—	(178)	—	—	(30)	682
Change in fund value	547	756	280	578	35	13	—	2,209
Balance at 6/30/2026	$61,969	$59,133	$21,385	$196,740	$88,985	$12,332	$—	$440,544

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 3/31/2025	$46,546	$42,907	$15,648	$164,750	$77,487	$11,460	$278	$359,076
New par/equity commitments	1,278	310	2,439	2,928	1,923	44	—	8,922
New debt commitments	1,412	—	350	7,399	—	—	—	9,161
Capital reductions	(478)	—	—	(1,303)	(2,071)	(10)	—	(3,862)
Distributions	(331)	(315)	(961)	(1,257)	(1,461)	(675)	—	(5,000)
Redemptions	(674)	—	—	(270)	—	—	—	(944)
Net allocations among investment strategies	—	185	—	278	—	—	(278)	185
Change in fund value	1,067	629	509	1,719	5,413	231	—	9,568
Balance at 6/30/2025	$48,820	$43,716	$17,985	$174,244	$81,291	$11,050	$—	$377,106

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2025	$53,061	$48,060	$19,841	$189,610	$84,662	$11,557	$75	$406,866
Acquisitions	5,544	—	—	—	—	—	—	5,544
New par/equity commitments	3,533	10,225	1,602	3,351	4,666	1,085	—	24,462
New debt commitments	1,642	289	—	14,936	2,717	—	—	19,584
Capital reductions	(841)	(91)	—	(5,832)	(385)	—	—	(7,149)
Distributions	(140)	(752)	(390)	(4,690)	(2,154)	(365)	—	(8,491)
Redemptions	(956)	—	—	(1,537)	(289)	—	—	(2,782)
Net allocations among investment strategies	2	274	—	(148)	—	—	(75)	53
Change in fund value	124	1,128	332	1,050	(232)	55	—	2,457
Balance at 6/30/2026	$61,969	$59,133	$21,385	$196,740	$88,985	$12,332	$—	$440,544

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2024	$46,895	$41,565	$14,964	$159,129	$74,560	$11,470	$275	$348,858
New par/equity commitments	1,736	870	3,511	5,911	2,779	58	—	14,865
New debt commitments	2,417	—	350	11,215	—	—	—	13,982
Capital reductions	(2,398)	(277)	(175)	(2,246)	(2,071)	(108)	—	(7,275)
Distributions	(361)	(1,177)	(1,103)	(2,489)	(2,434)	(707)	—	(8,271)
Redemptions	(935)	—	—	(391)	—	—	—	(1,326)
Net allocations among investment strategies	—	1,494	—	278	—	—	(278)	1,494
Change in fund value	1,466	1,241	438	2,837	8,457	337	3	14,779
Balance at 6/30/2025	$48,820	$43,716	$17,985	$174,244	$81,291	$11,050	$—	$377,106

(1) Amounts represent equity commitments to the platform that have not yet been allocated to an investment strategy.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $440.5	AUM: $377.1

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $2.4 billion and $2.0 billion of non-fee paying AUM from our general partner and employee commitments as of June 30, 2026 and 2025, respectively.

Credit Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 3/31/2026	$58,454	$36,017	$10,435	$102,935	$46,441	$5,905	$260,187
Commitments	1,725	—	—	1,245	546	3	3,519
Deployment/increase in leverage	7	1,851	501	5,311	2,266	122	10,058
Capital reductions	(173)	—	—	(1,191)	(803)	—	(2,167)
Distributions	(59)	(307)	(60)	(3,600)	(324)	(438)	(4,788)
Redemptions	(386)	—	—	(783)	(228)	—	(1,397)
Net allocations among investment strategies	5	1,299	—	12	—	—	1,316
Change in fund value	288	36	—	262	470	2	1,058
Change in fee basis	—	—	(714)	—	—	(952)	(1,666)
Balance at 6/30/2026	$59,861	$38,896	$10,162	$104,191	$48,368	$4,642	$266,120

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 3/31/2025	$44,538	$31,466	$8,305	$90,389	$38,419	$5,114	$218,231
Commitments	2,457	10	—	2,551	816	24	5,858
Deployment/increase in leverage	—	697	1,024	2,971	1,642	639	6,973
Capital reductions	(486)	—	—	(672)	(366)	(77)	(1,601)
Distributions	(335)	(1,092)	(546)	(1,843)	(1,109)	(389)	(5,314)
Redemptions	(674)	—	—	(270)	—	—	(944)
Net allocations among investment strategies	—	452	—	—	—	—	452
Change in fund value	1,129	48	—	814	2,503	4	4,498
Balance at 6/30/2025	$46,629	$31,581	$8,783	$93,940	$41,905	$5,315	$228,153

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2025	$51,958	$35,303	$9,821	$102,310	$45,095	$5,329	$249,816
Acquisitions	5,495	—	—	—	—	—	5,495
Commitments	4,509	—	—	3,163	1,735	527	9,934
Deployment/increase in leverage	7	3,358	1,120	9,783	4,499	272	19,039
Capital reductions	(854)	—	—	(4,178)	(907)	(86)	(6,025)
Distributions	(137)	(755)	(66)	(6,088)	(854)	(454)	(8,354)
Redemptions	(941)	—	—	(1,601)	(289)	—	(2,831)
Net allocations among investment strategies	2	1,049	—	12	—	—	1,063
Change in fund value	(178)	(59)	1	378	(911)	6	(763)
Change in fee basis	—	—	(714)	412	—	(952)	(1,254)
Balance at 6/30/2026	$59,861	$38,896	$10,162	$104,191	$48,368	$4,642	$266,120

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2024	$44,629	$29,384	$7,899	$86,415	$35,786	$5,032	$209,145
Commitments	4,646	10	—	6,192	1,450	38	12,336
Deployment/increase in leverage	9	2,165	1,452	6,524	3,548	1,008	14,706
Capital reductions	(2,406)	—	—	(2,314)	(415)	(77)	(5,212)
Distributions	(369)	(1,630)	(568)	(3,739)	(1,640)	(659)	(8,605)
Redemptions	(921)	—	—	(391)	(80)	—	(1,392)
Net allocations among investment strategies	—	1,624	—	—	—	—	1,624
Change in fund value	1,041	28	—	1,253	3,588	4	5,914
Change in fee basis	—	—	—	—	(332)	(31)	(363)
Balance at 6/30/2025	$46,629	$31,581	$8,783	$93,940	$41,905	$5,315	$228,153

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $266.1	FPAUM: $228.2

Invested capital	NAV/fair value(1)	Collateral balances (at par)	Capital commitments

(1)Includes $62.5 billion and $54.1 billion from funds that primarily invest in illiquid strategies as of June 30, 2026 and 2025, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of June 30, 2026

ARCC contributed approximately 28% of the Credit Group’s total management fees for the six months ended June 30, 2026. In addition, the Credit Group’s other significant funds, which are presented in the tables below, collectively contributed approximately 45% of the Credit Group’s management fees for the six months ended June 30, 2026.

    The following table presents the performance data for our significant perpetual capital funds in the Credit Group as of June 30, 2026 ($ in millions):

				Returns(%)
	Primary Investment Strategy	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)
Fund				Gross	Net	Gross	Net	Gross	Net
ARCC(2)	U.S. Direct Lending	2004	$36,555	N/A	1.2	N/A	1.9	N/A	11.8
CADC(3)	U.S. Direct Lending	2017	8,213	N/A	0.7	N/A	(0.5)	N/A	6.5
Open-ended core alternative credit fund(4)	Alternative Credit	2021	8,680	2.9	2.1	5.7	4.1	11.9	8.8
ASIF(3)	U.S. Direct Lending	2023	26,634	N/A	1.9	N/A	1.9	N/A	9.9
Open-ended European direct lending fund(5)	European Direct Lending	2024	8,706	N/A	2.5	N/A	2.9	N/A	8.8

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
(3)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. Returns are shown for institutional share class. Shares of other classes may have lower returns due to higher selling commissions and fees. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution. Additional information related to CADC and ASIF can be found in their respective filings with the SEC, which are not part of this report.
(4)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. The fund is made up of a Main Class (“Class M”) and a Constrained Class (“Class C”). Class M includes investors electing to participate in all investments and Class C includes investors electing to be excluded from exposure to liquid investments. Returns presented in the table are for onshore Class M. The current quarter gross and net returns for Class M (offshore) are 3.0% and 2.1%, respectively. The year-to-date gross and net returns for Class M (offshore) are 5.8% and 4.0%, respectively. The since inception gross and net returns for Class M (offshore) are 11.8% and 8.4%, respectively. The current quarter gross and net returns for Class C (offshore) are 2.7% and 1.9%, respectively. The year-to-date gross and net returns for Class C (offshore) are 5.2% and 3.7%, respectively. The since inception gross and net returns for Class C (offshore) are 11.3% and 8.1%, respectively. Metrics for the rated note feeder funds are not shown separately.
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

The following table presents the performance data of the Credit Group’s significant drawdown funds as of June 30, 2026 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
PCS II	U.S. Direct Lending	2020	$6,595	$5,114	$4,053	$1,626	$3,979	$5,605	1.4x	1.3x	12.2	8.6
ASOF II	Opportunistic Credit	2021	8,922	7,128	6,302	755	7,721	8,476	1.5x	1.3x	15.8	11.4
ACE VI Unlevered(7)	European Direct Lending	2022	24,406	7,439	3,578	315	3,717	4,032	1.2x	1.1x	11.7	8.5
ACE VI Levered(7)				9,667	3,661	307	3,857	4,164	1.2x	1.2x	17.1	12.2
SDL III Unlevered(8)	U.S. Direct Lending	2023	28,971	3,311	1,824	153	1,829	1,982	1.1x	1.1x	11.0	8.2
SDL III Levered				11,959	5,980	698	6,110	6,808	1.2x	1.1x	19.2	13.3
Pathfinder II	Alternative Credit	2023	7,645	6,612	4,021	250	4,640	4,890	1.3x	1.2x	22.9	16.1
Funds Harvesting Investments
ACE IV Unlevered(9)	European Direct Lending	2018	4,463	2,851	2,394	2,398	752	3,150	1.4x	1.3x	7.8	5.5
ACE IV Levered(9)				4,819	4,011	4,139	1,580	5,719	1.6x	1.4x	10.5	7.4
ACE V Unlevered(10)	European Direct Lending	2020	17,086	7,026	5,685	2,212	5,105	7,317	1.4x	1.3x	9.6	7.0
ACE V Levered(10)				6,376	5,163	2,744	4,657	7,401	1.5x	1.4x	13.4	9.7
SDL II Unlevered	U.S. Direct Lending	2021	14,146	1,989	1,700	787	1,349	2,136	1.3x	1.3x	10.7	8.5
SDL II Levered				6,047	4,924	3,350	3,366	6,716	1.5x	1.4x	16.4	12.4

(1)For funds other than our opportunistic credit funds, realized value represents the sum of all cash distributions to all partners and if applicable, excludes tax and incentive distributions made to the general partner. For our opportunistic credit funds, realized value represents the sum of all cash distributions to the fee-paying limited partners and if applicable, excludes tax and incentive distributions made to the general partner.
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
(7)ACE VI is made up of six parallel funds, four denominated in Euros and two denominated in GBP: ACE VI (E) Unlevered, ACE VI (E) II Unlevered, ACE VI (G) Unlevered, ACE VI (E) Levered, ACE VI (E) II Levered and ACE VI (G) Levered, and three feeder funds: ACE VI (D) Levered, ACE VI (Y) Unlevered and ACE VI (D) Rated Notes. ACE VI (E) II Levered includes ACE VI (D) Levered feeder fund and ACE VI (E) II Unlevered includes ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR and gross and net MoIC presented in the table are for ACE VI (E) Unlevered and ACE VI (E) Levered. Metrics for ACE VI (E) II Levered exclude the ACE VI (D) Levered feeder fund and metrics for ACE VI (E) II Unlevered exclude ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR for ACE VI (G) Unlevered are 13.6% and 9.8%, respectively. The gross and net MoIC for ACE VI (G) Unlevered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE VI (G) Levered are 21.2% and 12.6%, respectively. The gross and net MoIC for ACE VI (G) Levered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE VI (E) II Unlevered are 11.9% and 8.4%, respectively. The gross and net MoIC for ACE VI (E) II Unlevered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE VI (E) II Levered are 18.4% and 12.9%, respectively. The gross and net MoIC for ACE VI (E) II Levered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE VI (D) Levered are 20.0% and 15.3%, respectively. The gross and net MoIC for ACE VI (D) Levered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE VI (Y) Unlevered are 9.7% and 6.5%, respectively. The gross and net MoIC for ACE VI (Y) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (D) Rated Notes are 18.4% and 12.1%, respectively. The gross and net MoIC for ACE VI (D) Rated Notes are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE VI Unlevered and ACE VI Levered are for the combined levered and unlevered parallel funds and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.
(8)SDL III Unlevered includes investor commitments in three currencies: U.S. Dollars, GBP and Yen. The gross and net IRR and MoIC presented in the table are for investors committed in U.S. Dollars. The gross and net IRR for investors committed in GBP are 11.4% and 8.7%, respectively. The gross and net MoIC for investors committed in GBP are 1.1x and 1.1x, respectively. The gross and net IRR for investors committed in Yen are 7.1% and 4.2%, respectively. The gross and net MoIC for investors committed in Yen are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for SDL III Unlevered are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

(9)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in GBP: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered and one feeder fund: ACE IV (D) Levered. ACE IV (E) Levered includes the ACE IV (D) Levered feeder fund. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered exclude the U.S. Dollar denominated feeder fund. The gross and net IRR for ACE IV (G) Unlevered are 9.3% and 6.8%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE IV (G) Levered are 11.9% and 8.4%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.7x and 1.5x, respectively. The gross and net IRR for ACE IV (D) Levered are 11.9% and 8.7%, respectively. The gross and net MoIC for ACE IV (D) Levered are 1.7x and 1.5x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.
(10)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in GBP: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered and ACE V (G) Levered, and two feeder funds: ACE V (D) Levered and ACE V (Y) Unlevered. ACE V (E) Levered includes the ACE V (D) Levered feeder fund and ACE V (E) Unlevered includes the ACE V (Y) Unlevered feeder fund. The gross and net IRR and gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Levered exclude the ACE V (D) Levered feeder fund and metrics for ACE V (E) Unlevered exclude the ACE V (Y) Unlevered feeder fund. The gross and net IRR for ACE V (G) Unlevered are 11.3% and 8.5%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.5x and 1.3x, respectively. The gross and net IRR for ACE V (G) Levered are 14.7% and 10.5%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.6x and 1.4x, respectively. The gross and net IRR for ACE V (D) Levered are 13.9% and 10.3%, respectively. The gross and net MoIC for ACE V (D) Levered are 1.6x and 1.4x, respectively. The gross and net IRR for ACE V (Y) Unlevered are 10.9% and 7.9%, respectively. The gross and net MoIC for ACE V (Y) Unlevered are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Real Assets Group—Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

Fee Related Earnings
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Management fees	$202,590	$175,924	$26,666	15%	$399,216	$306,377	$92,839	30%
Fee related performance revenues	354	147	207	141	2,955	147	2,808	NM
Other fees	62,318	48,558	13,760	28	109,070	69,938	39,132	56
Compensation and benefits	(80,760)	(80,289)	(471)	(1)	(160,851)	(136,991)	(23,860)	(17)
General, administrative and other expenses	(37,314)	(30,695)	(6,619)	(22)	(71,233)	(51,547)	(19,686)	(38)
Fee Related Earnings	$147,188	$113,645	33,543	30	$279,157	$187,924	91,233	49

Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

$399.2
$4.1
$4.3
$13.3
$117.5
$260.0
$306.4
$4.0
$6.3
$82.8
$213.3
$202.6
$2.9
$7.3
$58.6
$133.8
$175.9
$1.7
$3.1
$62.2
$108.9
Q2 2026
Q2 2025
YTD Q2 2026
YTD Q2 2025
Effective management fee rate
0.92%
0.88%
0.91%
0.90%
Fees from funds in existence in both periods
Fees from GCP Acquisition
Part I Fees
Fees from funds that started paying fees after Q2 2025
Catch-up fees
Fees from funds that no longer pay fees in Q2 2026

The following table presents the components of and causes for changes in the Real Assets Group’s management fees for the three and six months ended June 30, 2026 compared to the prior year ($ in millions):

	Three month change	Six month change
Fees from acquisitions:
Fees from funds acquired in the GCP Acquisition, including catch-up fees from USLP IV	$(3.8)	$30.8
Perpetual wealth funds:
Base management fees from our open-ended core infrastructure fund; our diversified non-traded REIT; and our industrial non-traded REIT, driven by additional capital raised	17.4	30.5
Part I Fees from our open-ended core infrastructure fund, driven by an increase in net investment income from its growing portfolio of investments	7.3	13.3
Capital commitments to private commingled funds:
Fees from US XI and EPEP IV, excluding catch-up fees	7.3	11.6
Catch-up fees from US XI in the first quarter of 2026 and from EPEP IV and ACIP II in the second quarter of 2025	(2.9)	1.7
Cumulative effect of other changes	1.4	4.9
Total	$26.7	$92.8

The increases in effective management fee rates for the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily driven by additional capital raised and Part I Fees generated by our open-ended core infrastructure fund. These increases were partially offset by lower effective management fee rates from funds that we manage as a result of the GCP Acquisition. Due to the vertically integrated focus of the acquired platform following the GCP Acquisition, we expect the size and composition of other fees earned from certain funds will increase relative to management fees.
Fee Related Performance Revenues. Fee related performance revenues for the three and six months ended June 30, 2026 were primarily attributable to incentive fees earned from our U.S. open-ended industrial real estate equity fund that crystallizes fees by investor based on performance over three-year measurement periods.
Other Fees. The increases in other fees for the three and six months ended June 30, 2026 compared to the same periods in 2025 were driven by: (i) higher property-related fees and administrative service fees of $5.6 million and $24.5 million, respectively, from funds acquired in the GCP Acquisition; and (ii) higher property management fees of $5.0 million and $9.7 million, respectively, as we expand these services across more properties and earn the fees for services that were previously provided by third-parties.

Compensation and Benefits. The increase in compensation and benefits for the six months ended June 30, 2026 included $19.9 million from two additional months of activities from the operations that we acquired in connection with the GCP Acquisition. The increases in compensation and benefits for the three and six months ended June 30, 2026 compared to the same periods in 2025 were also driven by higher incentive-based compensation. There was no Part I Fee compensation for the three and six months ended June 30, 2026 as we reduced Part I Fee compensation by $4.4 million and $8.0 million, respectively, to reclaim a portion of the supplemental distribution fees we paid.
Full-time equivalent headcount increased by 28% to 1,030 investment and investment support professionals for the year-to-date period in 2026 from 806 professionals for the same period in 2025, including the impact from the GCP Acquisition of 166 full-time equivalents.
General, Administrative and Other Expenses. The increases in general, administrative and other expenses for the three and six months ended June 30, 2026 compared to the same periods in 2025 were driven by: (i) higher supplemental distribution fees of $5.8 million and $9.8 million, respectively, due to the expansion of our distribution relationships for our open-ended core infrastructure fund; and (ii) higher marketing costs of $2.9 million and $1.3 million, respectively, largely attributable to fund formation costs for US XI that exceeded amounts contractually recoverable from the fund and to investor events, including our firmwide AGM event.
In addition, the increase in general, administrative and other expenses for the six months ended June 30, 2026 included $9.4 million from two additional months of activities from the operations that we acquired in connection with the GCP Acquisition.

Realized Income

The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)

	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Fee Related Earnings	$147,188	$113,645	$33,543	30%	$279,157	$187,924	$91,233	49%
Performance income—realized	5,946	3,681	2,265	62	17,609	68,986	(51,377)	(74)
Performance related compensation—realized	(3,402)	(2,317)	(1,085)	(47)	(10,802)	(49,124)	38,322	78
Realized net performance income	2,544	1,364	1,180	87	6,807	19,862	(13,055)	(66)
Investment income—realized	26,433	6,544	19,889	NM	31,879	14,463	17,416	120
Interest income	301	665	(364)	(55)	485	3,283	(2,798)	(85)
Interest expense	(32,066)	(24,570)	(7,496)	(31)	(63,155)	(40,287)	(22,868)	(57)
Realized net investment loss	(5,332)	(17,361)	12,029	(69)	(30,791)	(22,541)	(8,250)	(37)
Realized Income	$144,400	$97,648	46,752	48	$255,173	$185,245	69,928	38

The Real Assets Group’s realized activities were principally composed of and caused by the following:

Three months ended June 30, 2026	Three months ended June 30, 2025
Realized net performance income
Carried interest: •Distributions of $2.5 million from a European real estate equity fund
Carried interest:
•Distributions of $1.3 million from US VIII and a U.S. real estate equity fund, which are both European-style waterfall funds that are past their investment periods and monetizing investments

Realized investment income and interest income
•Realized gains of $23.8 million from the settlement of foreign currency hedges, primarily related to capital interests we hold in Japanese real estate equity funds	•Distributions of investment income of $4.6 million from our real estate debt and infrastructure debt funds

Six months ended June 30, 2026	Six months ended June 30, 2025
Realized net performance income
Carried interest:
•Distributions of $3.3 million from US VIII, which is a European-style waterfall fund that is past its investment period and monetizing investments
•Distributions of $2.5 million from a European real estate equity fund

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

Realized investment income and interest income
•Realized gains of $23.8 million from the settlement of foreign currency hedges, primarily related to capital interests we hold in Japanese real estate equity funds
•Income of $3.6 million from our Japanese real estate equity funds that distribute dividends semi-annually
•Distributions of investment income of $9.7 million from our real estate debt and infrastructure debt funds

Interest expense increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 due to a higher average outstanding balance of our Credit Facility and the full quarter impact of interest expense for the Term Loan that was executed in March 2026. In addition, financing costs to complete the GCP Acquisition resulted in a greater allocation of interest expense to the Real Assets Group and the current year period reflected two additional months of interest expense that was allocated based on capital used to finance the GCP Acquisition.

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of June 30, 2026			As of December 31, 2025
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US IX	$78.7	$48.8	$29.9	$85.0	$52.7	$32.3
IDF V	194.5	120.5	74.0	172.5	106.9	65.6
EIF V	102.9	76.9	26.0	93.6	70.0	23.6
ACIP I	101.6	70.1	31.5	84.8	58.2	26.6
JDC I	84.0	71.4	12.6	26.0	22.1	3.9
Other Real Assets funds	168.6	109.4	59.2	125.1	82.5	42.6
Total Real Assets Group	$730.3	$497.1	$233.2	$587.0	$392.4	$194.6

The following table presents the change in accrued performance income for the Real Assets Group ($ in millions):

		As of December 31, 2025	Activity during the period			As of June 30, 2026
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US IX	European	$85.0	$(6.3)	$—	$—	$78.7
IDF V	European	172.5	27.3	—	(5.3)	194.5
EIF V	European	93.6	9.3	—	—	102.9
ACIP I	European	84.8	16.8	—	—	101.6
JDC I	European	26.0	60.3	—	(2.3)	84.0
Other Real Assets funds	European	89.1	54.3	(11.6)	(0.4)	131.4
Other Real Assets funds	American	36.0	7.1	(6.0)	0.1	37.2
Total Real Assets Group		$587.0	$168.8	$(17.6)	$(7.9)	$730.3

Real Assets Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 3/31/2026	$117,161	$26,223	$143,384
New equity commitments	3,720	2,947	6,667
New debt commitments	2,722	350	3,072
Capital reductions	(888)	—	(888)
Distributions	(1,591)	(713)	(2,304)
Redemptions	(476)	(5)	(481)
Net allocations among investment strategies	136	271	407
Change in fund value	551	822	1,373
Balance at 6/30/2026	$121,335	$29,895	$151,230

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 3/31/2025	$104,440	$19,747	$124,187
New equity commitments	766	1,328	2,094
New debt commitments	1,619	—	1,619
Capital reductions	(386)	—	(386)
Distributions	(1,058)	(661)	(1,719)
Redemptions	(131)	—	(131)
Net allocations among investment strategies	(79)	129	50
Change in fund value	3,479	581	4,060
Balance at 6/30/2025	$108,650	$21,124	$129,774

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2025	$113,745	$25,343	$139,088
New equity commitments	7,886	4,033	11,919
New debt commitments	3,564	500	4,064
Capital reductions	(1,223)	—	(1,223)
Distributions	(2,680)	(1,138)	(3,818)
Redemptions	(647)	(21)	(668)
Net allocations among investment strategies	227	302	529
Change in fund value	463	876	1,339
Balance at 6/30/2026	$121,335	$29,895	$151,230

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2024	$58,246	$17,052	$75,298
Acquisitions	43,273	2,008	45,281
New equity commitments	2,170	2,386	4,556
New debt commitments	4,066	167	4,233
Capital reductions	(1,154)	—	(1,154)
Distributions	(1,849)	(1,328)	(3,177)
Redemptions	(290)	—	(290)
Net allocations among investment strategies	(106)	156	50
Change in fund value	4,294	683	4,977
Balance at 6/30/2025	$108,650	$21,124	$129,774

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $151.2	AUM: $129.8

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $2.1 billion and $1.4 billion of non-fee paying AUM from our general partner and employee commitments as of June 30, 2026 and 2025, respectively.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 3/31/2026	$72,675	$14,464	$87,139
Commitments	800	1,910	2,710
Deployment/increase in leverage	548	614	1,162
Capital reductions	(139)	—	(139)
Distributions	(852)	(513)	(1,365)
Redemptions	(398)	(5)	(403)
Net allocations among investment strategies	128	280	408
Change in fund value	284	(53)	231
Change in fee basis	(1,129)	—	(1,129)
Balance at 6/30/2026	$71,917	$16,697	$88,614

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 3/31/2025	$64,756	$11,669	$76,425
Commitments	482	398	880
Deployment/increase in leverage	683	604	1,287
Capital reductions	(136)	—	(136)
Distributions	(720)	(588)	(1,308)
Redemptions	(131)	—	(131)
Net allocations among investment strategies	(79)	129	50
Change in fund value	2,833	91	2,924
Change in fee basis	(496)	—	(496)
Balance at 6/30/2025	$67,192	$12,303	$79,495

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2025	$71,063	$13,002	$84,065
Commitments	2,348	2,976	5,324
Deployment/increase in leverage	1,680	1,787	3,467
Capital reductions	(221)	—	(221)
Distributions	(1,283)	(1,372)	(2,655)
Redemptions	(569)	(21)	(590)
Net allocations among investment strategies	227	323	550
Change in fund value	36	2	38
Change in fee basis	(1,364)	—	(1,364)
Balance at 6/30/2026	$71,917	$16,697	$88,614

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2024	$32,896	$11,192	$44,088
Acquisitions	30,178	289	30,467
Commitments	1,371	576	1,947
Deployment/increase in leverage	1,401	1,396	2,797
Capital reductions	(178)	—	(178)
Distributions	(1,271)	(1,440)	(2,711)
Redemptions	(290)	—	(290)
Net allocations among investment strategies	(106)	156	50
Change in fund value	3,429	(225)	3,204
Change in fee basis	(238)	359	121
Balance at 6/30/2025	$67,192	$12,303	$79,495

The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $88.6	FPAUM: $79.5

Invested capital	GAV	NAV/fair value	Capital commitments

Real Assets Group—Fund Performance Metrics as of June 30, 2026

The significant funds presented in the table below collectively contributed approximately 39% of the Real Assets Group’s management fees for the six months ended June 30, 2026.

The following table presents the performance data for our significant perpetual capital funds in the Real Assets Group as of June 30, 2026 ($ in millions):

				Returns(%)
	Primary Investment Strategy	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)
Fund				Gross	Net	Gross	Net	Gross	Net
Diversified non-traded REIT(2)	Real Estate	2012	$8,395	N/A	2.2	N/A	5.0	N/A	6.6
J-REIT(3)	Real Estate	2012	7,256	N/A	N/A	N/A	N/A	N/A	13.0
Industrial non-traded REIT(4)	Real Estate	2017	7,967	N/A	2.0	N/A	3.8	N/A	8.5
U.S. open-ended industrial real estate equity fund(5)	Real Estate	2017	7,426	2.2	1.9	4.9	4.2	15.9	13.0
Open-ended core infrastructure fund(6)	Infrastructure	2024	5,794	N/A	2.4	N/A	4.4	N/A	10.5

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
(6)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. Returns are shown for institutional share class. Shares of other classes may have lower returns due to higher selling commissions and fees. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution.

Secondaries Group—Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

Fee Related Earnings

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Management fees	$71,875	$61,643	$10,232	17%	$142,150	$119,293	$22,857	19%
Fee related performance revenues	39,094	16,236	22,858	141	50,793	25,892	24,901	96
Other fees	1,804	5,801	(3,997)	(69)	3,589	5,923	(2,334)	(39)
Compensation and benefits	(37,358)	(23,067)	(14,291)	(62)	(57,857)	(41,438)	(16,419)	(40)
General, administrative and other expenses	(14,507)	(10,076)	(4,431)	(44)	(23,134)	(18,549)	(4,585)	(25)
Fee Related Earnings	$60,908	$50,537	10,371	21	$115,541	$91,121	24,420	27

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):

$142.2
$3.9
$138.3
$119.3
$0.1
$6.5
$112.7
$71.9
$2.1
$69.8
$61.6
$0.1
$3.2
$58.3
Q2 2026
Q2 2025
YTD Q2 2026
YTD Q2 2025
Effective management fee rate
0.94%
0.95%
0.94%
0.94%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q2 2025
Catch-up fees
Fees from funds that no longer pay fees in Q2 2026

The following table presents the components of and causes for changes in the Secondaries Group’s management fees for the three and six months ended June 30, 2026 compared to the prior year periods ($ in millions):

	Three month change	Six month change
Fees from APMF, driven by additional capital raised	$8.4	$16.9
Capital commitments to private commingled funds:
Fees from ASIS III and a private equity secondaries fund, excluding catch-up fees	2.8	7.1
Catch-up fees from ASIS III	(3.2)	(6.4)
Fees from ACS, driven by capital deployment	2.7	4.8
Cumulative effect of other changes	(0.5)	0.5
Total	$10.2	$22.9
The decrease in effective management fee rate for the three months ended June 30, 2026 compared to the same period in 2025 was primarily driven by the deployment of capital by ACS at a lower effective management fee rate, partially offset by additional capital raised by APMF that has a fee rate of 1.40%.
Fee Related Performance Revenues. The increases in fee related performance revenues for the three and six months ended June 30, 2026 compared to the same periods in 2025 were attributable to higher incentive fees earned from APMF due to NAV appreciation.
Other Fees. For the comparable periods, other fees largely represent capital markets transaction fees that will vary based on the timing and nature of the investment and financing activities of our funds.
Compensation and Benefits. The increases in compensation and benefits for the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily driven by increases in fee related performance compensation of $13.8 million and $14.5 million, respectively, corresponding to the increases in fee related performance revenues. We reduced fee related performance compensation by $4.0 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively, and $6.6 million and $5.6 million for the six months ended June 30, 2026 and 2025, respectively, to reclaim a portion of the supplemental distribution fees we paid. The increases in compensation and benefits for the comparative periods also reflected the continued growth in salary and benefits for our growing headcount.

Full-time equivalent headcount increased by 7% to 120 investment and investment support professionals for the year-to-date period in 2026 from 112 professionals in 2025.

General, Administrative and Other Expenses. The increases in general, administrative and other expenses for the three and six months ended June 30, 2026 compared to the same periods in 2025 were driven by: (i) higher marketing costs of $2.1 million and $1.4 million, respectively, largely attributable to fund formation costs for ASIS III that exceeded amounts contractually recoverable from the fund and to investor events, including our firmwide AGM event; and (ii) higher supplemental distribution fees of $1.6 million for both periods to support distribution of APMF shares.

Realized Income

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)

	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Fee Related Earnings	$60,908	$50,537	$10,371	21%	$115,541	$91,121	$24,420	27%
Investment income—realized	800	17	783	NM	969	155	814	NM
Interest income	16	23	(7)	(30)	35	980	(945)	(96)
Interest expense	(2,027)	(1,862)	(165)	(9)	(3,650)	(3,870)	220	6
Realized net investment loss	(1,211)	(1,822)	611	(34)	(2,646)	(2,735)	89	3
Realized Income	$59,697	$48,715	10,982	23	$112,895	$88,386	24,509	28

Realized net investment loss for the three and six months ended June 30, 2026 and 2025 largely represents allocated interest expense exceeding investment income during these periods.

Secondaries Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondaries Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of June 30, 2026			As of December 31, 2025
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVII	$41.7	$34.7	$7.0	$35.5	$29.5	$6.0
LREF VIII	38.2	32.4	5.8	74.0	62.8	11.2
LREP IX	34.7	27.4	7.3	27.1	21.4	5.7
Other Secondaries funds	68.8	46.6	22.2	45.1	31.1	14.0
Total Secondaries Group	$183.4	$141.1	$42.3	$181.7	$144.8	$36.9

The following table presents the change in accrued performance income for the Secondaries Group ($ in millions):

		As of December 31, 2025	Activity during the period		As of June 30, 2026
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Accrued Performance Income
Accrued Carried Interest
LEP XVII	European	$35.5	$6.2	$—	$41.7
LREF VIII	European	74.0	(35.8)	—	38.2
LREP IX	European	27.0	7.7	—	34.7
Other Secondaries funds	European	45.1	23.7	—	68.8
Total Secondaries Group		$181.6	$1.8	$—	$183.4

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 3/31/2026	$22,633	$8,152	$7,023	$4,821	$42,629
New equity commitments	1,282	47	—	—	1,329
New debt commitments	345	—	—	—	345
Distributions	(61)	(324)	(7)	(10)	(402)
Redemptions	(130)	—	—	—	(130)
Net allocations among investment strategies	—	25	25	102	152
Change in fund value	158	(93)	173	18	256
Balance at 6/30/2026	$24,227	$7,807	$7,214	$4,931	$44,179

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 3/31/2025	$16,979	$7,945	$4,030	$2,358	$31,312
New equity commitments	1,100	—	244	1,175	2,519
Distributions	(50)	(6)	(91)	(13)	(160)
Redemptions	(40)	—	—	—	(40)
Net allocations among investment strategies	10	25	—	37	72
Change in fund value	184	34	16	12	246
Balance at 6/30/2025	$18,183	$7,998	$4,199	$3,569	$33,949

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2025	$22,104	$8,196	$6,975	$4,881	$42,156
New equity commitments	1,964	47	9	50	2,070
New debt commitments	345	—	—	—	345
Capital reductions	(88)	—	—	—	(88)
Distributions	(233)	(378)	(43)	(91)	(745)
Redemptions	(156)	—	—	—	(156)
Net allocations among investment strategies	15	25	25	102	167
Change in fund value	276	(83)	248	(11)	430
Balance at 6/30/2026	$24,227	$7,807	$7,214	$4,931	$44,179

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2024	$15,805	$7,779	$3,691	$1,878	$29,153
New equity commitments	2,349	228	581	1,649	4,807
Capital reductions	—	(58)	—	—	(58)
Distributions	(228)	(44)	(110)	(17)	(399)
Redemptions	(63)	—	—	—	(63)
Net allocations among investment strategies	10	25	—	37	72
Change in fund value	310	68	37	22	437
Balance at 6/30/2025	$18,183	$7,998	$4,199	$3,569	$33,949

The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $44.2	AUM: $33.9

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.6 billion and $1.1 billion of non-fee paying AUM from our general partner and employee commitments as of June 30, 2026 and 2025, respectively.

Secondaries Group—Fee Paying AUM

The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 3/31/2026	$16,654	$6,662	$4,864	$2,009	$30,189
Commitments	505	47	—	—	552
Deployment/increase in leverage	75	34	—	331	440
Distributions	(4)	(271)	(7)	(9)	(291)
Redemptions	(130)	—	—	—	(130)
Net allocations among investment strategies	—	25	25	102	152
Change in fund value	68	109	13	448	638
Change in fee basis	—	(84)	—	—	(84)
Balance at 6/30/2026	$17,168	$6,522	$4,895	$2,881	$31,466

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 3/31/2025	$13,369	$6,530	$2,927	$644	$23,470
Commitments	471	—	217	—	688
Deployment/increase in leverage	51	15	—	343	409
Distributions	(5)	(6)	—	—	(11)
Redemptions	(40)	—	—	—	(40)
Net allocations among investment strategies	10	25	—	37	72
Change in fund value	62	(7)	—	(108)	(53)
Balance at 6/30/2025	$13,918	$6,557	$3,144	$916	$24,535

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2025	$16,592	$6,721	$4,859	$1,309	$29,481
Commitments	991	47	—	—	1,038
Deployment/increase in leverage	91	92	—	1,331	1,514
Capital reductions	(88)	—	—	—	(88)
Distributions	(21)	(323)	(7)	(200)	(551)
Redemptions	(156)	—	—	—	(156)
Net allocations among investment strategies	—	25	25	103	153
Change in fund value	(210)	44	18	338	190
Change in fee basis	(31)	(84)	—	—	(115)
Balance at 6/30/2026	$17,168	$6,522	$4,895	$2,881	$31,466

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2024	$12,788	$6,441	$2,582	$590	$22,401
Commitments	1,020	170	550	—	1,740
Deployment/increase in leverage	136	47	13	470	666
Distributions	(14)	(38)	(17)	—	(69)
Redemptions	(63)	—	—	—	(63)
Net allocations among investment strategies	10	25	—	37	72
Change in fund value	41	(88)	16	(181)	(212)
Balance at 6/30/2025	$13,918	$6,557	$3,144	$916	$24,535

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $31.5	FPAUM: $24.5

Reported value	Capital commitments	Invested capital

Secondaries Group—Fund Performance Metrics as of June 30, 2026

The significant funds presented in the tables below collectively contributed approximately 42% of the Secondaries Group’s management fees for the six months ended June 30, 2026.
The following table presents the performance data for our significant perpetual capital fund in the Secondaries Group as of June 30, 2026 ($ in millions):

				Returns(%)
	Primary Investment Strategy	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)
Fund				Gross	Net	Gross	Net	Gross	Net
APMF(2)	Private Equity Secondaries	2022	$5,870	N/A	6.9	N/A	10.2	N/A	15.0

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

The following table presents the performance data of the significant drawdown fund in the Secondaries Group as of June 30, 2026 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
LEP XVI(7)	Private Equity Secondaries	2016	$3,969	$4,896	$4,479	$2,079	$3,276	$5,355	1.3x	1.2x	11.5	6.8

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

Private Equity Group—Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025
Fee Related Earnings
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Management fees	$33,800	$31,767	$2,033	6%	$66,919	$63,765	$3,154	5%
Other fees	677	434	243	56	1,177	831	346	42
Compensation and benefits	(14,102)	(16,796)	2,694	16	(27,886)	(30,627)	2,741	9
General, administrative and other expenses	(5,072)	(5,559)	487	9	(10,050)	(9,816)	(234)	(2)
Fee Related Earnings	$15,303	$9,846	5,457	55	$30,160	$24,153	6,007	25

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):

$33.8
$2.2
$12.5
$19.1
$31.8
$0.2
$31.6
$66.9
$4.4
$24.1
$38.4
$63.8
$0.2
$63.6
Q2 2026
Q2 2025
YTD Q2 2026
YTD Q2 2025
Effective management fee rate
0.95%
1.14%
0.96%
1.13%
Fees from funds in existence in both periods
Fees from funds that started paying fees after Q2 2025
Fees from acquired APAC private equity funds
Fees from funds that no longer pay fees in Q2 2026

The following table presents the components of and causes for changes in the Private Equity Group’s management fees for the three and six months ended June 30, 2026 compared to the same periods in 2025 ($ in millions):

	Three month change	Six month change
Private commingled funds:
Fees from ACOF VII, which started generating fees in the fourth quarter of 2025	$11.1	$22.1
Fees from acquired APAC private equity funds effective August 2025	2.2	4.4
Fees from ACOF VI, due to the step down in fee rate and change in fee base following the commencement of fees from ACOF VII	(10.1)	(20.1)
Fees from ACOF V, due to distributions that reduced the fee base as the fund has passed its investment period	(1.6)	(3.4)
Cumulative effect of other changes	0.4	0.2
Total	$2.0	$3.2

The decreases in effective management fee rates for the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily due to a step down in fee rate to 0.75% for ACOF VI, following the commencement of fees from ACOF VII in the fourth quarter of 2025.

Compensation and Benefits. Total compensation and benefits decreased over the comparative periods, reflecting changes as we seek to optimize the composition of our investment and investment support professionals within our corporate opportunities team. The increase in headcount when compared to the prior year results from the acquisition of an APAC private equity company during the third quarter of 2025. Full-time equivalent headcount increased by 7% to 112 investment and investment support professionals for the year-to-date period in 2026 from 105 professionals in 2025.

Realized Income

The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Fee Related Earnings	$15,303	$9,846	$5,457	55%	$30,160	$24,153	$6,007	25%
Performance income—realized	5,961	29,958	(23,997)	(80)	41,618	35,989	5,629	16
Performance related compensation—realized	(5,933)	(23,506)	17,573	(75)	(34,496)	(26,857)	(7,639)	(28)
Realized net performance income	28	6,452	(6,424)	(100)	7,122	9,132	(2,010)	(22)
Investment income (loss)—realized	289	369	(80)	(22)	367	(4,233)	4,600	NM
Interest income	1	1	—	—	1	2,023	(2,022)	(100)
Interest expense	(3,475)	(3,810)	335	9	(6,891)	(7,990)	1,099	14
Realized net investment loss	(3,185)	(3,440)	255	7	(6,523)	(10,200)	3,677	36
Realized Income	$12,146	$12,858	(712)	(6)	$30,759	$23,085	7,674	33

The Private Equity Group’s realized activities were principally composed of and caused by the following:

Three months ended June 30, 2026	Three months ended June 30, 2025
Realized net performance income
•No significant activities	Carried interest: •Distributions from partial sales of ACOF VI’s investment in Frontier Communications Parent, Inc. (“FYBR”) and ACOF IV’s investment in an energy company
Realized investment income (loss) and interest income
•No significant activities	•No significant activities

Six months ended June 30, 2026	Six months ended June 30, 2025
Realized net performance income
Carried interest: •Distributions from partial sales of ACOF IV’s investments in various energy companies	Carried interest: •Distributions from partial sales of ACOF VI’s investment in FYBR and ACOF IV’s investment in an energy company
Realized investment income (loss) and interest income
•No significant activities	•Realized investment loss of $5.7 million from ACOF III as the fund continues to liquidate its remaining assets

Private Equity Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in millions):

	As of June 30, 2026			As of December 31, 2025
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF IV	$91.4	$73.2	$18.2	$142.8	$114.4	$28.4
ACOF VI	625.6	609.1	16.5	594.3	584.1	10.2
ACOF VII	14.2	11.4	2.8	2.1	1.7	0.4
Other Private Equity funds	7.7	6.0	1.7	9.0	7.2	1.8
Total Private Equity Group	$738.9	$699.7	$39.2	$748.2	$707.4	$40.8
As a result of transferring of our rights to receive the carried interest from ACOF VI in exchange for capital interests in certain structured financing vehicles, the value associated with the transferred carried interest is now reflected as investments in these structured financing vehicles. We remain obligated to compensate our professionals who retain the rights to their allocation of performance income, which continue to be reported within performance related compensation.
The following table presents the change in accrued carried interest for the Private Equity Group ($ in millions):

		As of December 31, 2025	Activity during the period		As of June 30, 2026
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
ACOF IV	American	$142.8	$(15.8)	$(35.6)	$91.4
ACOF VI	American	594.3	37.3	(6.0)	625.6
ACOF VII	American	2.1	12.1	—	14.2
Other Private Equity funds	American	8.1	(1.1)	—	7.0
Other Private Equity funds	European	0.9	(0.2)	—	0.7
Total Private Equity Group		$748.2	$32.3	$(41.6)	$738.9

Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 3/31/2026	$21,354	$3,320	$24,674
Distributions	(526)	(25)	(551)
Change in fund value	532	(204)	328
Balance at 6/30/2026	$21,360	$3,091	$24,451

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 3/31/2025	$21,902	$2,825	$24,727
Capital reductions	(19)	—	(19)
Distributions	(1,056)	—	(1,056)
Change in fund value	374	(260)	114
Balance at 6/30/2025	$21,201	$2,565	$23,766

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2025	$21,875	$3,413	$25,288
New equity commitments	858	—	858
Distributions	(1,596)	(42)	(1,638)
Change in fund value	223	(280)	(57)
Balance at 6/30/2026	$21,360	$3,091	$24,451

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2024	$21,064	$2,977	$24,041
New equity commitments	959	16	975
Capital reductions	(54)	—	(54)
Distributions	(1,205)	—	(1,205)
Change in fund value	437	(428)	9
Balance at 6/30/2025	$21,201	$2,565	$23,766

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $24.5	AUM: $23.8

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.0 billion and $1.1 billion of non-fee paying AUM from our general partner and employee commitments as of June 30, 2026 and 2025, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 3/31/2026	$12,071	$2,132	$14,203
Deployment/increase in leverage	96	—	96
Distributions	(349)	—	(349)
Change in fund value	27	—	27
Change in fee basis	(70)	—	(70)
Balance at 6/30/2026	$11,775	$2,132	$13,907

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 3/31/2025	$9,825	$1,527	$11,352
Deployment/increase in leverage	16	—	16
Capital reductions	(11)	—	(11)
Change in fund value	2	—	2
Change in fee basis	(341)	(25)	(366)
Balance at 6/30/2025	$9,491	$1,502	$10,993

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2025	$12,206	$2,231	$14,437
Deployment/increase in leverage	891	2	893
Distributions	(428)	—	(428)
Change in fund value	(1)	(101)	(102)
Change in fee basis	(893)	—	(893)
Balance at 6/30/2026	$11,775	$2,132	$13,907

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2024	$9,860	$1,567	$11,427
Deployment/increase in leverage	25	7	32
Capital reductions	(11)	—	(11)
Change in fund value	2	—	2
Change in fee basis	(385)	(72)	(457)
Balance at 6/30/2025	$9,491	$1,502	$10,993
The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $13.9	FPAUM: $11.0

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of June 30, 2026

The significant funds presented in the table below collectively contributed approximately 54% of the Private Equity Group’s management fees for the six months ended June 30, 2026.

The following table presents the performance data of the Private Equity Group’s significant drawdown funds as of June 30, 2026 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
ACOF VI	Corporate Private Equity	2020	$8,909	$5,743	$5,977	$2,485	$8,427	$10,912	1.8x	1.5x	19.5	14.6
ACOF VII	Corporate Private Equity	2023	3,932	3,846	764	—	930	930	NM	NM	NM	NM

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
(5)The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRRs reflect returns to the fee-paying limited partners and, if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The gross IRRs are also calculated before giving effect to any bridge financings. The funds may utilize a credit facility during the investment period and for general cash management purposes. Gross fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRR reflects returns to the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRR is calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The fund may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRR would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRR is also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRR would be 14.2% for ACOF VI.

Operations Management Group—Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

Fee Related Earnings

The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other fees	$9,179	$7,831	$1,348	17%	$18,960	$13,368	$5,592	42%
Compensation and benefits	(153,045)	(134,645)	(18,400)	(14)	(303,117)	(251,113)	(52,004)	(21)
General, administrative and other expenses	(93,545)	(69,177)	(24,368)	(35)	(174,156)	(133,203)	(40,953)	(31)
Fee Related Earnings	$(237,411)	$(195,991)	(41,420)	(21)	$(458,313)	$(370,948)	(87,365)	(24)

Other Fees. The increases in other fees for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 were primarily attributable to higher facilitation fees from the 1031 exchange program associated with our non-traded REITs. The increase in other fees for the six months ended June 30, 2026 compared to the same period in 2025 was also attributable to the increase in capital markets transaction fees. We expect to earn higher capital markets transaction fees in future periods as we build out our capital solutions team and capabilities.

Compensation and Benefits. The increases in compensation and benefits for the three and six months ended June 30, 2026 compared to the same periods in 2025 were driven by: (i) increases in salary expenses of $10.1 million and $21.4 million, respectively, primarily attributable to the increase in headcount to expand our capabilities and support the growth of our business and other strategic initiatives, including the transfer of investment professionals from our operating segments to support the efforts of our Capital Solutions Group within OMG; and (ii) increases in incentive-based compensation of $5.7 million and $13.4 million, respectively.

In addition, the increase in compensation and benefits for the six months ended June 30, 2026 included $8.8 million from two additional months of activities from the operations that we acquired in connection with the GCP Acquisition.

Full-time equivalent headcount increased by 13% to 2,293 professionals for the year-to-date period in 2026 from 2,021 professionals in 2025, including the impact from the GCP Acquisition of 67 full-time equivalents.

General, Administrative and Other Expenses. The increases in general, administrative and other expenses for the three and six months ended June 30, 2026 compared to the same periods in 2025 were driven by: (i) higher professional service fees of $9.3 million and $10.7 million, respectively, primarily from tax related service fees and from consulting fees to support various ongoing technology initiatives to enhance our operations; (ii) higher information technology and occupancy costs of $6.1 million and $11.0 million, respectively, to support our growing headcount, including the expansion of our New York headquarters; and (iii) higher marketing costs of $5.0 million and $8.1 million, respectively, largely attributable to program sponsorships and to investor events, including our firmwide AGM event.

In addition, the increase in general, administrative and other expenses for the six months ended June 30, 2026 included $3.7 million from two additional months of activities from the operations that we acquired in connection with the GCP Acquisition.

Realized Income

The following table presents the components of the OMG’s RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Fee Related Earnings	$(237,411)	$(195,991)	$(41,420)	(21)%	$(458,313)	$(370,948)	$(87,365)	(24)%
Investment loss—realized	(448)	(893)	445	(50)	(579)	(562)	(17)	(3)
Interest income	1,314	646	668	103	2,255	1,249	1,006	81
Interest expense	(77)	(6)	(71)	NM	(213)	(262)	49	19
Realized net investment income (loss)	789	(253)	1,042	NM	1,463	425	1,038	244
Realized Income	$(236,622)	$(196,244)	(40,378)	(21)	$(456,850)	$(370,523)	(86,327)	(23)

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that we are well-positioned and our liquidity will continue to be sufficient for our foreseeable working capital needs, contractual obligations, dividend payments and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are: (i) cash on hand; (ii) net working capital; (iii) cash from operations, including management fees, other fees, fee related performance revenues and net realized performance income; (iv) fund distributions related to our investments that are unpredictable as to amount and timing; and (v) net borrowings from the Credit Facility. As of June 30, 2026, our cash and cash equivalents were $557.1 million and we have $1,385.0 million available under our Credit Facility. Our ability to draw from the Credit Facility is subject to leverage and other covenants. We remain in compliance with all covenants as of June 30, 2026. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown in deployment, declines in valuations or negatively impacted fundraising. In addition, management fees may be subject to deferral and certain incentive fees may be subject to hold backs. Transfers of our financial interests, such as capital interests and rights to performance income earned by us from funds that we manage, to structured financing vehicles that we manage may reduce or delay our cash flows and liquidity associated with these financial interests. Declines or delays in transaction activity may also impact our fund distributions and net realized performance income, which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
One of our sources of cash from operations is Part I Fees that we receive from certain publicly-traded funds such as ARCC and certain perpetual wealth funds. We typically receive payments of Part I Fees in the quarter after they are earned. Under certain circumstances, the collection of ARCC Part I Fees that have been earned and recorded by us as revenue may be deferred under the terms of the investment advisory agreement. The collection of ARCC Part I Fees that we have earned are deferred if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made by ARCC, the sum of (a) aggregate distributions to ARCC’s stockholders and (b) ARCC’s change in net assets (defined as ARCC’s total assets less indebtedness and before taking into account any income based fee and capital gains incentive fee accrued during the period) is less than 7.0% of ARCC’s net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Once earned, ARCC Part I Fees are not reversible even when deferred. All deferred ARCC Part I Fees are carried over and paid by ARCC in the period when the payment hurdle is achieved in accordance with the investment advisory agreement with ARCC. In such cases, we may still recognize the revenue, however, it would also result in a larger receivable from affiliates. Collection of ARCC Part I Fees earned during the three months ended June 30, 2026 will be deferred. No other funds from which we are entitled to earn Part I Fees have a deferral provision in their governing documents and accordingly, no other Part I Fees have been or can be deferred. The impact of ARCC’s deferral provision to our liquidity is limited by the fact that 60% of ARCC Part I Fees are paid to certain professionals as compensation, which is recorded as a liability but will not be paid until the cash is received by us. Therefore, the potential liquidity impact of a deferral of the collection of ARCC Part I Fees is approximately 40% of the total amount earned. While the deferral of the collection of the ARCC Part I Fees for the three months ended June 30, 2026 will temporarily reduce our liquidity by $33.8 million, we do not believe this limits our ability to meet our primary liquidity needs.
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

	Six months ended June 30,
	2026	2025
Net cash provided by the Company’s operating activities	$1,020,681	$1,164,527
Net cash provided by (used in) the Consolidated Funds’ operating activities, net of eliminations	(965,611)	1,245,377
Net cash provided by operating activities	55,070	2,409,904
Net cash used in the Company’s investing activities	(40,363)	(1,767,608)
Net cash used in the Company’s financing activities	(753,863)	(173,078)
Net cash provided by (used in) the Consolidated Funds’ financing activities, net of eliminations	831,808	(1,571,850)
Net cash provided by (used in) financing activities	77,945	(1,744,928)
Effect of exchange rate changes	(24,454)	104,312
Net change in cash and cash equivalents	$68,198	$(998,320)

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

	Six months ended June 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Core operating activities	$1,239,448	$1,002,904	$236,544	24%
Net realized performance income	8,920	46,780	(37,860)	(81)
Net cash provided by (used in) investment related activities	(227,687)	114,843	(342,530)	(298)
Net cash provided by the Company’s operating activities	$1,020,681	$1,164,527	(143,846)	(12)

Cash from our core operating activities increased as a result of growing fee revenues and sustained profitability.
Net realized performance income includes (i) carried interest distributions that may represent either tax distributions or other distributions of income and (ii) incentive fees that are realized annually at the end of the measurement period, which is typically at the end of the calendar year. Cash received from carried interest distributions and the subsequent payments to employees may not necessarily occur in the same quarter. Cash from incentive fees is generally received in the period subsequent to the measurement period. The decrease in net realized performance income over the comparative period was primarily due to timing of payments to employees as a portion of the distributions we received in the fourth quarter of 2025 were paid to our employees in the first quarter of 2026, while distributions received in the first quarter of 2025 were paid to our employees in the second quarter of 2025.

Net cash provided by (used in) investment related activities for the six months ended June 30, 2026 and 2025 primarily represents: (i) purchases associated with funding capital commitments and strategic investments in our investment portfolio; and (ii) interest payments on our debt obligations; offset by (iii) distributions received from our capital investments and the collection of principal and interest from loans that we have made; and (iv) sales of certain capital investments to employees. Net cash provided by (used in) investment related activities for the six months ended June 30, 2025 also included the rebalancing of and associated return of our capital commitments upon admitting new limited partners in an insurance fund, as well as interest income from treasury-backed securities that were sold in the first quarter of 2025 to provide proceeds to support the GCP Acquisition. As we are committed to invest alongside the investors in our funds, our capital commitments will increase with our growing assets under management and our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund from year to year. For further discussion of our capital commitments, see “Note 7. Commitments and Contingencies” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during each period.
Investing Activities

	Six months ended June 30,
	2026	2025
Purchase of furniture, equipment and leasehold improvements	$(48,693)	$(44,893)
Acquisitions, net of cash acquired	8,330	(1,722,715)
Net cash used in investing activities	$(40,363)	$(1,767,608)

Net cash used in investing activities for both periods included cash to purchase furniture, equipment and leasehold improvements to support our growing headcount, including the expansion of our New York headquarters. Acquisitions, net of cash acquired for the six months ended June 30, 2026 resulted from cash retained in the business at the closing of the BlueCove Acquisition exceeding the cash portion of the purchase consideration. Net cash used in investing activities for the six months ended June 30, 2025 was predominately cash used to complete the GCP Acquisition.
Financing Activities

	Six months ended June 30,
	2026	2025
Net borrowings of Credit Facility	$235,000	$1,115,000
Borrowings from Term Loan	399,415	—
Dividends and distributions	(1,036,513)	(873,259)
Taxes paid related to net share settlement of equity awards	(364,484)	(416,609)
Other financing activities	12,719	1,790
Net cash used in the Company’s financing activities	$(753,863)	$(173,078)

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, representing net cash used for the six months ended June 30, 2026 and 2025. In addition, net cash used in the Company’s financing activities included dividend payments on the Series B mandatory convertible preferred stock made during the six months ended June 30, 2026 and 2025 to our preferred stockholders.

Net cash used in the Company’s financing activities for the six months ended June 30, 2026 and 2025 included net borrowings under the Credit Facility. These proceeds were used primarily to support general operating needs in the current period and to fund the GCP Acquisition in the prior year period. Net cash used in the Company’s financing activities for the six months ended June 30, 2026 also included borrowings under the Term Loan that were used to repay a portion of our Credit Facility during the first quarter of 2026.
In connection with the vesting of equity awards that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employees’ tax withholding liabilities and pay the taxes on their behalf in cash and thus issue fewer net shares. For the six months ended June 30, 2026, we net settled and did not issue 2.5 million shares. For the six months ended June 30, 2025, we net settled and did not issue 2.2 million shares. Cash used in connection with these awards decreased during the current year period primarily as a result of the lower stock price on the vesting date.
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

We are required to maintain minimum net capital balances for regulatory purposes for our registered broker-dealers. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2026, we were required to maintain approximately $144.1 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with these regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the tax receivable agreement (the “TRA”) that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $622.0 million and $579.9 million as of June 30, 2026 and December 31, 2025, respectively. For the six months ended June 30, 2026 and 2025, payments under the TRA were $18.0 million and $8.1 million, respectively.
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
There have been no material changes in our market risks for the six months ended June 30, 2026. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2025, which is accessible on the SEC’s website at www.sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 26, 2026, a derivative action was brought by Martin Siegel purportedly on behalf of Ares Capital Corporation (“ARCC”), as plaintiff, in the United States District Court for the Southern District of New York, alleging that Ares Capital Management LLC (“Ares Capital Management”), one of our indirect subsidiaries, received excessive advisory fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The action seeks recovery of damages, including disgorgement of investment advisory fees paid to Ares Capital Management, injunctive relief, costs and rescission of the investment advisory and management agreement pursuant to Section 47(b) of the Investment Company Act. This litigation is in its preliminary stages. We dispute the allegations and intend to vigorously defend against them. The outcome of this matter is inherently uncertain, and we are unable to predict the ultimate outcome or estimate the amount or range of loss, if any, that may result from this matter.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Ares Management Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on May 6, 2021).
3.2	Bylaws of Ares Management Corporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
3.3	Certificate of Designations of 6.75% Series B Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 10, 2024).
10.1	Amendment No. 14, dated as of May 21, 2026, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on May 28, 2026).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: August 7, 2026	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder & Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2026	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)