Form 10-Q
period 2026-09-30
Ares Management Corp
filed 2026-11-06
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 2, 2026, there were 224,138,030 shares of the registrant’s Class A common stock outstanding, 3,489,911 shares of the registrant’s non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, 102,689,992 shares of the registrant’s Class C common stock outstanding and 30,000,000 shares of the registrant’s Series B mandatory convertible preferred stock outstanding.

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

Under generally accepted accounting principles in the United States (“U.S.”) (“GAAP”), we are required to consolidate (i) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares-affiliates and affiliated funds and co-investment vehicles, for which we are presumed to have controlling financial interests, and (ii) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and collateralized loan obligations (“CLOs”), for which we are deemed to be the primary beneficiary. When an entity is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the entity in our unaudited condensed consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, carried interest, incentive fees and other fees that we earn from the entity. However, the presentation of performance related compensation and other expenses associated with generating such revenues is not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third-party investors in consolidated entities is presented as net income attributable to non-controlling interests in Consolidated Funds within Condensed Consolidated Statements of Operations. We also consolidate joint ventures that we have established with third-party investors for strategic distribution and expansion purposes. The results of these entities are reflected on a gross basis in the unaudited condensed consolidated financial statements, subject to eliminations from consolidation, and net income attributable to third-party investors in the consolidated joint ventures is presented within net income attributable to redeemable interest and non-controlling interests in Ares Operating Group entities or an “AOG Entity,” which refers to, collectively, Ares Holdings and any future entity designated by our board of directors in its sole discretion as an Ares Operating Group entity.

In this Quarterly Report on Form 10-Q, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a: (i) “segment basis,” which deconsolidates the consolidated funds and removes the proportional results attributable to third-party investors in the consolidated joint ventures, and therefore shows the results of our operating segments without giving effect to the consolidation of these entities; and (ii) “unconsolidated reporting basis,” which shows the results of our operating segments on a combined segment basis together with the Operations Management Group (the “OMG”). In addition to our operating segments, the OMG consists of shared resource groups to support our operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy and relationship management and distribution, including our wealth distribution platform, Ares Wealth Management Solutions (“AWMS”). Through our registered broker-dealer subsidiary, Ares Management Capital Markets LLC (“AMCM”), AWMS facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of our managed funds and vehicles, which reimburse the OMG for expenses either equal to the costs of services provided or as a percentage of invested capital. The OMG’s revenues and expenses are not allocated to our operating segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the Securities and Exchange Commission (“SEC”). Our management uses this information to assess the performance of our operating segments and the OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Note 13. Segment Reporting,” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

•“our funds” refers to the funds, alternative asset companies, trusts, co-investment vehicles and other entities and accounts that are managed or co-managed by the Ares Operating Group and which are structured to pay fees. It also includes funds managed by IHAM, a wholly owned portfolio company of ARCC and a SEC-registered investment adviser;

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

•“ACE III” refers to Ares Capital Europe III, L.P.;
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
•“AGSS” refers to Ares Global Structured Solutions Fund, L.P.;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of
	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Cash and cash equivalents	$597,705	$488,896
Investments (includes accrued carried interest of $4,274,673 and $3,972,748 as of September 30, 2026 and December 31, 2025, respectively)	5,704,058	5,508,447
Due from affiliates	1,524,438	1,420,218
Other assets	1,128,903	1,032,138
Right-of-use operating lease assets	657,362	517,351
Intangible assets, net	2,045,991	2,115,830
Goodwill	3,464,839	3,454,107
Assets of Consolidated Funds:
Cash and cash equivalents	1,164,755	959,088
Investments, at fair value	13,766,310	12,844,886
Receivable for securities sold	170,089	228,442
Other assets	62,898	63,966
Total assets	$30,287,348	$28,633,369
Liabilities
Accounts payable, accrued expenses and other liabilities	$1,283,754	$1,204,467
Accrued compensation	859,664	472,978
Due to affiliates	765,927	810,409
Performance related compensation payable	3,247,613	2,951,333
Debt obligations	4,778,244	3,941,415
Operating lease liabilities	845,294	669,999
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	141,044	105,137
Payable for securities purchased	214,259	165,391
CLO loan obligations, at fair value	6,246,603	7,359,072
Fund borrowings	3,005,992	2,251,780
Total liabilities	21,388,394	19,931,981
Commitments and contingencies
Redeemable interest in Consolidated Funds	398,489	—
Redeemable interest in Ares Operating Group entities	25,750	25,296
Non-controlling interests in Consolidated Funds	3,422,055	2,903,858
Non-controlling interests in Ares Operating Group entities	1,222,141	1,496,771
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025)	1,460,030	1,460,030
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (224,109,437 shares and 218,465,429 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	2,241	2,185
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding as of September 30, 2026 and December 31, 2025)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (102,689,992 shares and 105,079,121 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	1,027	1,051
Additional paid-in-capital	4,470,226	4,242,678
Accumulated deficit	(2,118,702)	(1,452,259)
Accumulated other comprehensive income, net of tax	15,662	21,743
Total stockholders’ equity	3,830,519	4,275,463
Total equity	8,474,715	8,676,092
Total liabilities, redeemable interest, non-controlling interests and equity	$30,287,348	$28,633,369
    See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues
Management fees	$1,057,116	$971,762	$3,064,206	$2,689,371
Carried interest allocation	161,748	464,666	558,293	948,575
Incentive fees	82,299	100,668	286,986	155,795
Principal investment income	19,854	17,976	22,619	50,937
Administrative, transaction and other fees	112,382	102,556	326,341	251,883
Total revenues	1,433,399	1,657,628	4,258,445	4,096,561
Expenses
Compensation and benefits	700,592	659,835	2,081,659	1,960,669
Performance related compensation	173,620	404,095	633,883	761,434
General, administrative and other expenses	258,627	246,154	754,779	706,224
Expenses of Consolidated Funds	15,689	(1,868)	26,647	31,795
Total expenses	1,148,528	1,308,216	3,496,968	3,460,122
Other income (expense)
Net realized and unrealized gains (losses) on investments	(147,437)	188,420	(71,338)	201,396
Interest and dividend income	9,128	13,644	22,749	39,072
Interest expense	(58,506)	(46,315)	(161,461)	(126,277)
Other expense, net	(14,413)	(7,263)	(10,945)	(64,498)
Net realized and unrealized gains on investments of Consolidated Funds	227,694	180,255	538,106	396,413
Interest and other income of Consolidated Funds	132,478	130,821	297,046	452,783
Interest expense of Consolidated Funds	(192,179)	(156,703)	(435,135)	(455,081)
Total other income (expense), net	(43,235)	302,859	179,022	443,808
Income before taxes	241,636	652,271	940,499	1,080,247
Income tax expense	36,244	111,892	169,093	190,387
Net income	205,392	540,379	771,406	889,860
Less: Net income attributable to non-controlling interests in Consolidated Funds	77,226	67,407	178,114	127,383
Net income attributable to Ares Operating Group entities	128,166	472,972	593,292	762,477
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(71)	1,797	661	1,839
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	42,907	182,293	214,077	287,524
Net income attributable to Ares Management Corporation	85,330	288,882	378,554	473,114
Less: Series B mandatory convertible preferred stock dividends declared	25,313	25,313	75,938	75,938
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$60,017	$263,569	$302,616	$397,176
Net income per share of Class A and non-voting common stock
Basic	$0.21	$1.15	$1.15	$1.64
Diluted	$0.21	$1.15	$1.15	$1.64
Weighted-average shares of Class A and non-voting common stock
Basic	227,518,886	219,881,697	225,965,434	216,086,939
Diluted	227,518,886	219,881,697	225,965,434	216,086,939

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$205,392	$540,379	$771,406	$889,860
Foreign currency translation adjustments, net of tax	3,476	(4,770)	(10,356)	91,342
Total comprehensive income	208,868	535,609	761,050	981,202
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	76,818	66,795	176,543	146,677
Less: Comprehensive income attributable to redeemable interest in Ares Operating Group entities	102	1,615	751	2,554
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	44,078	180,756	211,283	311,343
Comprehensive income attributable to Ares Management Corporation	$87,870	$286,443	$372,473	$520,628

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series B Mandatory Convertible Preferred Stock	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance as of December 31, 2025	$1,460,030	$2,185	$35	$1,051	$4,242,678	$(1,452,259)	$21,743	$1,496,771	$2,903,858	$8,676,092
Changes in ownership interests and related tax benefits	—	34	—	(8)	(190,680)	—	—	(122,909)	(198,361)	(511,924)
Issuances of common stock	—	1	—	—	15,996	—	—	—	—	15,997
Capital contributions	—	—	—	—	—	—	—	13,727	321,956	335,683
Dividends/distributions	(25,313)	—	—	—	—	(321,588)	—	(175,554)	(79,832)	(602,287)
Net income	25,313	—	—	—	—	117,276	—	81,926	29,647	254,162
Currency translation adjustment, net of tax	—	—	—	—	—	—	(7,754)	(3,624)	(577)	(11,955)
Equity compensation	—	—	—	—	136,695	—	—	66,937	—	203,632
Balance as of March 31, 2026	1,460,030	2,220	35	1,043	4,204,689	(1,656,571)	13,989	1,357,274	2,976,691	8,359,400
Changes in ownership interests and related tax benefits	—	19	—	(15)	18,349	—	—	(33,147)	(17,216)	(32,010)
Capital contributions	—	—	—	—	—	—	—	—	302,078	302,078
Dividends/distributions	(25,312)	—	—	—	—	(323,552)	—	(164,897)	(5,547)	(519,308)
Net income	25,312	—	—	—	—	125,323	—	89,244	71,241	311,120
Currency translation adjustment, net of tax	—	—	—	—	—	—	(867)	(341)	(586)	(1,794)
Equity compensation	—	—	—	—	123,381	—	—	59,398	—	182,779
Balance as of June 30, 2026	1,460,030	2,239	35	1,028	4,346,419	(1,854,800)	13,122	1,307,531	3,326,661	8,602,265
Changes in ownership interests and related tax benefits	—	2	—	(1)	613	—	—	(5,222)	(5,543)	(10,151)
Capital contributions	—	—	—	—	—	—	—	417	57,773	58,190
Dividends/distributions	(25,313)	—	—	—	—	(323,919)	—	(183,288)	(33,654)	(566,174)
Net income	25,313	—	—	—	—	60,017	—	42,907	77,226	205,463
Currency translation adjustment, net of tax	—	—	—	—	—	—	2,540	1,171	(408)	3,303
Equity compensation	—	—	—	—	123,194	—	—	58,625	—	181,819
Balance as of September 30, 2026	$1,460,030	$2,241	$35	$1,027	$4,470,226	$(2,118,702)	$15,662	$1,222,141	$3,422,055	$8,474,715

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

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$771,406	$889,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities	870,908	491,735
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds	(1,619,156)	1,620,528
Cash flows due to changes in operating assets and liabilities	238,085	350,245
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	(292,431)	398,279
Net cash provided by (used in) operating activities	(31,188)	3,750,647
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements, net of disposals	(83,902)	(56,385)
Acquisitions, net of cash acquired	8,330	(1,726,175)
Net cash used in investing activities	(75,572)	(1,782,560)
Cash flows from financing activities
Proceeds from Credit Facility	1,375,000	2,130,000
Proceeds from Term Loan	399,411	—
Repayments of Credit Facility	(940,000)	(1,015,000)
Dividends and distributions	(1,569,033)	(1,296,937)
Taxes paid related to net share settlement of equity awards	(371,887)	(425,623)
Other financing activities	13,137	2,630
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	1,106,461	269,903
Distributions to non-controlling interests in Consolidated Funds	(119,033)	(349,020)
Redemptions of redeemable interests in Consolidated Funds	—	(509,503)
Borrowings under loan obligations by Consolidated Funds	2,488,014	532,191
Repayments under loan obligations by Consolidated Funds	(2,137,619)	(2,308,666)
Net cash provided by (used in) financing activities	244,451	(2,970,025)
Effect of exchange rate changes	(28,882)	(9,369)
Net change in cash and cash equivalents	108,809	(1,011,307)
Cash and cash equivalents, beginning of period	488,896	1,507,976
Cash and cash equivalents, end of period	$597,705	$496,669
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$15,997	$1,657,881
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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 clarifies the threshold for capitalizing internal-use software costs to be based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for the Company’s fiscal year ending December 31, 2028. Early adoption is permitted and the amendments in this update may be applied on a prospective, retrospective or modified basis. The Company is currently evaluating the impact of this guidance.

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. ASU 2026-03 amends ASC 820 Fair Value Measurement Guidance by requiring investment companies within the scope of ASC 946 to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for the Company’s fiscal year ending December 31, 2028. Early adoption is permitted and the amendments in this update may be applied on a prospective basis. The Company is currently evaluating the impact of this guidance.

3. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of September 30, 2026	As of September 30,	As of December 31,
		2026	2025
Management contracts	4.3	$898,247	$1,023,893
Client relationships	6.1	317,920	317,920
Other	4.3	12,054	—
Finite-lived intangible assets		1,228,221	1,341,813
Foreign currency translation		5,803	6,884
Total finite-lived intangible assets		1,234,024	1,348,697
Less: accumulated amortization		(552,278)	(550,267)
Finite-lived intangible assets, net		681,746	798,430
Indefinite-lived management contracts		1,364,245	1,317,400
Intangible assets, net		$2,045,991	$2,115,830
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
Amortization expense associated with intangible assets was $48.2 million and $52.3 million for the three months ended September 30, 2026 and 2025, respectively, and $142.8 million and $142.3 million for the nine months ended September 30, 2026 and 2025, respectively, and has been presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2026, the Company removed $139.6 million of fully-amortized cost basis of intangible assets.
Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Total
Balance as of December 31, 2025	$313,830	$2,601,229	$417,640	$121,408	$3,454,107
Acquisitions	—	11,535	—	—	11,535
Foreign currency translation	(662)	(138)	(3)	—	(803)
Balance as of September 30, 2026	$313,168	$2,612,626	$417,637	$121,408	$3,464,839

There was no impairment of goodwill recorded during the three and nine months ended September 30, 2026 and 2025. The impact of foreign currency translation adjustments is reflected within the Condensed Consolidated Statements of Comprehensive Income.

In connection with the BlueCove Acquisition, the Company recorded a bargain purchase gain of $37.3 million during the nine months ended September 30, 2026, which has been presented within other income (expense), net in the Condensed Consolidated Statements of Operations. The bargain purchase gain resulted from the fair value of the identifiable tangible and intangible assets acquired exceeding the purchase consideration. A portion of the purchase price payable to certain senior professionals is dependent upon the achievement of revenue targets and has been excluded from purchase consideration as it is subject to continued and future service. See “Note 7. Commitments and Contingencies” for further information.

4. INVESTMENTS

The following table summarizes the Company’s investments:

	As of		Percentage of total investments as of
	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025
Equity method investments
Equity method - carried interest(1)	$4,274,673	$3,972,748	74.9%	72.1%
Equity method private investment partnership interests - principal	473,682	526,372	8.3	9.6
Equity method private investment partnership interests and other (held at fair value)	242,750	675,777	4.3	12.3
Equity method private investment partnership interests and other	50,855	61,306	0.9	1.1
Total equity method investments	5,041,960	5,236,203	88.4	95.1
Collateralized loan obligations	4,815	13,217	0.1	0.2
Fixed income securities	132,671	11,252	2.3	0.2
Collateralized loan obligations and fixed income securities, at fair value	137,486	24,469	2.4	0.4
Common stock and other equity securities, at fair value	524,612	247,775	9.2	4.5
Total investments	$5,704,058	$5,508,447

(1)Includes carried interest held at fair value of $13.9 million and $118.1 million as of September 30, 2026 and December 31, 2025, respectively.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any are significant as defined by guidance from the SEC. As of and for the three and nine months ended September 30, 2026 and 2025, no individual equity method investment held by the Company met the significance criteria.

The following table presents the Company’s share of net investment income and changes in fair value of its equity method investments, which are included within principal investment income, net realized and unrealized gains (losses) on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Equity method private investment partnership interests - principal, net investment income	$19,851	$17,957	$22,614	$50,917
Equity method private investment partnership interests and other, net investment income	(669)	(1,075)	(6,370)	4,099
Equity method private investment partnership interests and other (held at fair value), net investment income	3,355	4,020	7,477	8,258
Equity method private investment partnership interests and other (held at fair value), changes in fair value	(8,002)	174,313	34,855	182,609

With respect to the Company’s equity method investments, the material assets are expected to generate either long-term capital appreciation and/or interest and dividend income, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.

Investments of the Consolidated Funds

The following table summarizes investments held in the Consolidated Funds:

	Fair Value as of		Percentage of total investments as of
	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025
Fixed income investments
Loans and securitization vehicles	$3,682,482	$5,507,199	26.7%	42.9%
U.S. treasury securities	398,589	—	2.9	—
Bonds	188,779	280,911	1.4	2.2
Total fixed income investments	4,269,850	5,788,110	31.0	45.1
Partnership interests	4,879,416	3,791,056	35.5	29.6
Equity securities	4,617,044	3,265,720	33.5	25.4
Total investments, at fair value	$13,766,310	$12,844,886

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
5. FAIR VALUE
Fair Value of Financial Instruments Held by the Company and Consolidated Funds

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of September 30, 2026:

Financial Instruments of the Company	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Common stock, other equity securities and equity method investments	$478,630	$45,982	$242,749	$767,361
Common stock and other equity securities - carried interest	12,000	—	1,875	13,875
Collateralized loan obligations and fixed income securities	—	—	137,486	137,486
Total investments, at fair value	490,630	45,982	382,110	918,722
Derivatives-foreign currency forward contracts	—	2,641	—	2,641
Total assets, at fair value	$490,630	$48,623	$382,110	$921,363
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(1,178)	$—	$(1,178)
Contingent consideration	—	—	(807,990)	(807,990)
Total liabilities, at fair value	$—	$(1,178)	$(807,990)	$(809,168)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Loans and securitization vehicles	$—	$3,452,260	$230,222	$—	$3,682,482
U.S. treasury securities	398,589	—	—	—	398,589
Bonds	—	188,779	—	—	188,779
Total fixed income investments	398,589	3,641,039	230,222	—	4,269,850
Partnership interests	—	—	—	4,879,416	4,879,416
Equity securities	—	534,756	4,082,288	—	4,617,044
Total investments, at fair value	398,589	4,175,795	4,312,510	4,879,416	13,766,310
Total assets, at fair value	$398,589	$4,175,795	$4,312,510	$4,879,416	$13,766,310
Liabilities, at fair value
Loan obligations of CLOs	$—	$(6,246,603)	$—	$—	$(6,246,603)
Total liabilities, at fair value	$—	$(6,246,603)	$—	$—	$(6,246,603)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements:

Level III Assets and (Liabilities) of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of June 30, 2026	$261,260	$17,571	$(793,790)	$(514,959)
Purchases(1)	—	119,970	—	119,970
Change in fair value	—	—	(14,200)	(14,200)
Sales/settlements(2)	—	(220)	—	(220)
Realized and unrealized appreciation (depreciation), net	(16,636)	165	—	(16,471)
Balance as of September 30, 2026	$244,624	$137,486	$(807,990)	$(425,880)
Change in net unrealized appreciation/(depreciation) and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$(17,496)	$23	$(14,200)	$(31,673)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Total
Balance as of June 30, 2026	$3,676,243	$163,833	$3,840,076
Transfer in(3)	15	53,295	53,310
Transfer out(3)	(187)	(51,104)	(51,291)
Purchases(1)	285,000	79,386	364,386
Sales/settlements(2)	(688)	(16,028)	(16,716)
Realized and unrealized appreciation, net	121,905	840	122,745
Balance as of September 30, 2026	$4,082,288	$230,222	$4,312,510
Change in net unrealized appreciation included in earnings related to financial assets and liabilities still held at the reporting date	$121,794	$2,657	$124,451

Level III Assets and (Liabilities) of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of June 30, 2025	$421,438	$50,411	$(510,490)	$(38,641)
Transfer in(3)	27,162	1,488	—	28,650
Transfer out(3)	—	(21,551)	—	(21,551)
Purchases(1)	100	1,877	—	1,977
Sales/settlements(2)	—	(1,383)	—	(1,383)
Change in fair value	—	—	(17,564)	(17,564)
Realized and unrealized appreciation, net	176,011	1,082	—	177,093
Balance as of September 30, 2025	$624,711	$31,924	$(528,054)	$128,581
Change in net unrealized appreciation/(depreciation) and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$176,011	$1,091	$(17,564)	$159,538

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of June 30, 2025	$2,004,343	$501,049	$(720)	$2,504,672
Transfer in(3)	—	96,098	—	96,098
Transfer out(3)	(819)	(160,813)	—	(161,632)
Purchases(1)	180,028	407,229	—	587,257
Sales/settlements(2)	(383)	(194,116)	—	(194,499)
Realized and unrealized appreciation, net	43,854	3,959	564	48,377
Balance as of September 30, 2025	$2,227,023	$653,406	$(156)	$2,880,273
Change in net unrealized appreciation included in earnings related to financial assets and liabilities still held at the reporting date	$44,727	$5,210	$560	$50,497

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.
(3)Transfers in and out include changes in the observability of inputs used in valuations and changes due to the consolidation and deconsolidation of funds.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets and (Liabilities) of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of December 31, 2025	$725,590	$24,469	$(765,370)	$(15,311)
Established in connection with acquisition (see Note 7)	—	—	(713)	(713)
Transfer in(1)	—	209	—	209
Transfer out(1)	(468,866)	—	—	(468,866)
Purchases(2)	1,816	120,891	—	122,707
Sales/settlements(3)	—	(8,798)	323	(8,475)
Change in fair value	—	—	(42,230)	(42,230)
Realized and unrealized appreciation (depreciation), net	(13,916)	715	—	(13,201)
Balance as of September 30, 2026	$244,624	$137,486	$(807,990)	$(425,880)
Change in net unrealized appreciation/(depreciation) and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$(55,718)	$156	$(42,230)	$(97,792)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2025	$3,003,449	$633,515	$(114)	$3,636,850
Transfer in(1)	15	192,299	—	192,314
Transfer out(1)	(3,513)	(607,744)	—	(611,257)
Purchases(2)	768,225	168,677	—	936,902
Sales/settlements(3)	(4,921)	(142,135)	(468)	(147,524)
Realized and unrealized appreciation (depreciation), net	319,033	(14,390)	582	305,225
Balance as of September 30, 2026	$4,082,288	$230,222	$—	$4,312,510
Change in net unrealized appreciation/(depreciation) included in earnings related to financial assets and liabilities still held at the reporting date	$317,514	$(15,075)	$—	$302,439

Level III Assets and (Liabilities) of the Company	Equity Securities	Fixed Income	Contingent Consideration	Total
Balance as of December 31, 2024	$411,179	$41,833	$(17,550)	$435,462
Established in connection with acquisition (see Note 7)	—	—	(465,080)	(465,080)
Transfer in(1)	27,162	11,491	—	38,653
Transfer out(1)	(10,000)	(21,551)	—	(31,551)
Purchases(2)	10,646	39,047	—	49,693
Sales/settlements(3)	—	(39,820)	—	(39,820)
Change in fair value	—	—	(45,424)	(45,424)
Realized and unrealized appreciation, net	185,724	924	—	186,648
Balance as of September 30, 2025	$624,711	$31,924	$(528,054)	$128,581
Change in net unrealized appreciation/(depreciation) and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$185,724	$2,646	$(45,424)	$142,946

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Derivatives, Net	Total
Balance as of December 31, 2024	$1,829,927	$593,817	$(1,846)	$2,421,898
Transfer in(1)	1	263,627	—	263,628
Transfer out(1)	(819)	(311,876)	—	(312,695)
Purchases(2)	270,355	852,279	124	1,122,758
Sales/settlements(3)	(502)	(747,907)	—	(748,409)
Realized and unrealized appreciation, net	128,061	3,466	1,566	133,093
Balance as of September 30, 2025	$2,227,023	$653,406	$(156)	$2,880,273
Change in net unrealized appreciation/(depreciation) included in earnings related to financial assets and liabilities still held at the reporting date	$128,230	$(2,981)	$1,532	$126,781

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

The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of September 30, 2026:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average(1)
Assets
Equity securities
	$99,859	Income approach	Credit spread	3.0% - 4.5%	3.6%
		Option pricing model	Volatility	20.0% - 35.0%	23.7%
	87,731	Market approach	Multiple of book value	0.5x - 1.5x	1.3x
	40,502	Discounted cash flow	Discount rate	11.0% - 15.0%	13.0%
	13,835	Market approach	EBITDA multiple(2)	2.7x-10.0x	9.9x
	2,146	Monte Carlo simulation	Volatility	70.0%	70.0%
	551	Option pricing model	Volatility	73.9%	73.9%
Fixed income investments
	120,000	Transaction price	N/A	N/A	N/A
	12,671	Market yield analysis	Market interest rate	15.8% - 16.0%	15.9%
	4,815	Broker quotes and/or third-party pricing services	N/A	N/A	N/A
Total assets	$382,110
Liabilities
Contingent consideration	$(807,990)	Monte Carlo simulation	Discount rate	5.8% - 6.6%	5.8%
			Volatility	10.0% - 11.1%	10.0%
Total liabilities	$(807,990)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average(1)
Assets
Equity securities
	$1,409,288	Market approach	EBITDA multiple(2)	5.8x - 25.4x	19.3x
	1,389,195	Discounted cash flow	Discount rate	9.0% - 13.0%	11.0%
	1,283,805	Market approach	Multiple of book value	1.0x - 1.7x	1.4x
Fixed income investments
	225,382	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	4,840	Transaction price	N/A	N/A	N/A
Total assets	$4,312,510

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

The following table summarizes the investments held at fair value and unfunded commitments of the Consolidated Funds interests valued using NAV per share:

	As of September 30, 2026	As of December 31, 2025
Investments (held at fair value)	$4,879,416	$3,791,056
Unfunded commitments	4,662,181	3,658,819

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
6. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

		As of September 30, 2026			As of December 31, 2025
	Original Borrowing Amount	Carrying Value	Fair Value(1)	Interest Rate	Carrying Value	Fair Value(1)	Interest Rate
Credit Facility maturing on 5/21/2031(2)	N/A	$1,815,000	$1,815,000	4.61%	$1,380,000	$1,380,000	4.86%
Senior notes due 11/10/2028(3)	500,000	497,664	506,865	6.42	496,785	529,140	6.42
Senior notes due 6/15/2030(4)	400,000	398,297	364,272	3.28	397,954	379,280	3.28
Senior notes due 2/1/2052(5)	500,000	485,325	313,075	3.77	485,011	348,840	3.77
Senior notes due 10/11/2054(6)	750,000	736,985	626,625	5.65	736,355	709,073	5.65
Subordinated notes due 6/30/2051(7)	450,000	445,447	449,042	7.36	445,310	443,943	4.13
Term Loan due 3/27/2029(8)	400,000	399,526	396,426	4.76	N/A	N/A	N/A
Total debt obligations		$4,778,244	$4,471,305		$3,941,415	$3,790,276

(1)The senior notes and subordinated notes would be classified as Level II within the fair value hierarchy and fair value is based on quoted prices in inactive markets. The Term Loan would be classified within Level III.
(2)In May 2026, the Company amended its revolving credit facility (the “Credit Facility”) to, among other things: (i) extend the maturity from April 22, 2030 to May 21, 2031; (ii) increase commitments from $1.84 billion, with an accordion feature of $660.0 million, to $2.50 billion with an accordion feature of $500.0 million; and (iii) remove the credit spread adjustment for Secured Overnight Financing Rate (“SOFR”). The Credit Facility has a variable interest rate based on SOFR or a base rate plus an applicable margin, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of September 30, 2026, base rate loans bear interest calculated based on the prime rate and the SOFR loans bear interest calculated based on SOFR plus 0.90%. The unused commitment fee is 0.09% per annum. The Credit Facility has a base rate and SOFR floor of zero.
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
(7)The subordinated notes were issued by Ares Finance Co. III LLC, an indirect subsidiary of the Company, with interest paid semi-annually at a fixed rate of 4.125%. On June 30, 2026, the interest rate reset to 7.357% and will continue to reset on every fifth year based on the five-year U.S. Treasury Rate plus 3.237%. The Company may redeem the subordinated notes prior to maturity or defer interest payments up to five consecutive years, subject to the terms of the indenture governing the subordinated notes.
(8)The Term Loan has a variable interest rate based on SOFR plus an applicable margin, which is subject to change with the Company’s underlying credit agency rating. As of September 30, 2026, the SOFR loan bears interest calculated based on SOFR plus 1.00%. The Term Loan has a SOFR floor of zero.

As of September 30, 2026, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Term Debt Obligations
Unamortized debt issuance costs as of December 31, 2025	$5,760	$21,682
Debt issuance costs incurred	2,679	104
Amortization of debt issuance costs	(1,092)	(1,479)
Unamortized debt issuance costs as of September 30, 2026	$7,347	$20,307
Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs and other financing obligations (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of September 30, 2026			As of December 31, 2025
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$5,496,689	5.69%	9.3	$6,561,286	5.19%	9.0
Subordinated notes(1)	749,914	N/A	10.3	797,786	N/A	10.4
Total loan obligations of Consolidated CLOs	$6,246,603			$7,359,072

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the net assets of the Consolidated Funds or the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities only have recourse to the Company to the extent the debt is guaranteed by the Company. As of September 30, 2026 and December 31, 2025, the Consolidated Funds were in compliance with all covenants under such credit facilities.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The Consolidated Funds had the following credit facilities outstanding:

	As of September 30, 2026					As of December 31, 2025
	Total Capacity	Outstanding Loan	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Total Capacity	Outstanding Loan	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Credit Facilities(1)	$4,841,173	$3,005,992	$3,005,992	5.83%	3.7	$4,878,724	$2,251,780	$2,251,780	5.95%	3.4

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

7. COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Condensed Consolidated Statements of Financial Condition. As of September 30, 2026, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Commitments

As of September 30, 2026 and December 31, 2025, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $1,873.0 million and $1,172.9 million, respectively.

Guarantees

As of September 30, 2026 and December 31, 2025, the Company’s maximum exposure to losses from guarantees was $7.5 million and $7.1 million, respectively. The guarantee agreements that the Company enters into with financial institutions are primarily to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund.

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

The portion of the DC Earnout and Japan Earnout attributable to the sellers represents a component of purchase consideration that will be accounted for as contingent consideration. The contingent liabilities are subject to change over the measurement periods, which will end no later than June 30, 2028. As of September 30, 2026 and December 31, 2025, the fair value of the contingent liabilities was $805.1 million and $763.0 million, respectively, and was recorded within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition. Changes in fair value of $14.2 million and $17.0 million for the three months ended September 30, 2026 and 2025, respectively, and $42.1 million and $42.5 million for the nine months ended September 30, 2026 and 2025, respectively, are presented within other income (expense), net within the Condensed Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The portion of the DC Earnout and Japan Earnout attributable to the professionals that became employees of the Company requires continued service through the measurement periods. The DC Earnout and Japan Earnout are remeasured each period with incremental changes in fair value for the cash and equity components of these liabilities recognized within compensation and benefits expense within the Condensed Consolidated Statements of Operations. Following the measurement period end dates, the cash components will be paid and the equity awards will be granted at fair value for the balance of the liability. As of September 30, 2026 and December 31, 2025, the fair value of the contingent liabilities was $345.1 million and $327.0 million, respectively, of which $136.5 million and $70.1 million, respectively, has been recorded within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense of $22.7 million and $14.7 million for the three months ended September 30, 2026 and 2025, respectively, and $66.4 million and $32.7 million for the nine months ended September 30, 2026 and 2025, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations. The unpaid liabilities at the respective measurement period end dates will be reclassified from liability to additional paid-in-capital. Any compensation expense associated with the DC Earnout and Japan Earnout that was not previously recorded through the final measurement period end date will be recognized as equity-based compensation expense over the remaining service periods ranging from three to six years, measured from the GCP Acquisition close date.
Other Arrangements
The Company also entered into various other contingent earnout arrangements in connection with acquisitions. The maximum exposure for the contingent earnout arrangements was $351.8 million and $175.0 million as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, the fair value of these contingent liabilities attributable to employees was $116.7 million and $24.2 million, respectively, of which $28.5 million and $7.8 million, respectively, has been recorded within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense of $8.2 million and $8.0 million for the three months ended September 30, 2026 and 2025, respectively, and $20.7 million and $22.8 million for the nine months ended September 30, 2026 and 2025, respectively, is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.
The remaining portions of these contingent earnout arrangements were classified as contingent consideration. As of September 30, 2026 and December 31, 2025, the fair value of these contingent liabilities was $2.5 million and $2.3 million, respectively, and has been recorded within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition. There was no change in fair value during the three months ended September 30, 2025. Changes in fair value of $0.1 million and $0.2 million, for the three and nine months ended September 30, 2026, respectively, and $0.2 million for the nine months ended September 30, 2025, are presented within other expense, net within the Condensed Consolidated Statements of Operations.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

As of September 30, 2026 and December 31, 2025, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been $254.8 million and $125.6 million, respectively, of which $178.7 million and $99.8 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of September 30, 2026 and December 31, 2025, if the funds were liquidated at their fair values, there would be no material contingent repayment obligation or liability.

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

Leases

The Company’s leases primarily consist of operating leases for office space and certain office equipment. The Company’s leases have remaining lease terms up to 17 years. The tables below present certain supplemental quantitative disclosures regarding the Company’s operating leases:

Maturity of operating lease liabilities	As of September 30, 2026
2026	$17,855
2027	80,989
2028	100,252
2029	97,488
2030	96,250
Thereafter	869,416
Total future payments	1,262,250
Less: interest	416,956
Total operating lease liabilities	$845,294

	Three months ended September 30,		Nine months ended September 30,
Classification within general, administrative and other expenses	2026	2025	2026	2025
Operating lease expense	$27,488	$22,549	$77,026	$66,277

	Nine months ended September 30,
Supplemental information on the measurement of operating lease liabilities	2026	2025
Operating cash flows for operating leases	$61,706	$48,346
Leased assets obtained in exchange for new operating lease liabilities	189,997	48,544

	As of September 30,	As of December 31,
Lease term and discount rate	2026	2025
Weighted-average remaining lease term (in years)	13.2	12.9
Weighted-average discount rate	5.7%	5.8%

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

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of September 30,	As of December 31,
	2026	2025
Due from affiliates
Management fees receivable from non-consolidated funds	$1,023,072	$817,767
Incentive fee receivable from non-consolidated funds	78,831	150,674
Payments made on behalf of and amounts due from non-consolidated funds and employees	422,535	451,777
Due from affiliates—Company	$1,524,438	$1,420,218
Due to affiliates
Management fee received in advance and rebates payable to non-consolidated funds	$22,025	$10,197
Tax receivable agreement liability	624,399	579,893
Realized carried interest and incentive fees payable	108,628	206,270
Payments made by non-consolidated funds on behalf of and payable by the Company	10,875	14,049
Due to affiliates—Company	$765,927	$810,409

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
The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any Consolidated Funds. For the three and nine months ended September 30, 2026 and 2025, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of September 30, 2026 and December 31, 2025, the Company recorded a net deferred tax asset of $433.0 million and $352.3 million, respectively, within other assets within the Condensed Consolidated Statements of Financial Condition. A valuation allowance is recorded on our net deferred tax assets when it is more likely than not that such assets will not be realized or when timing is unknown. For the Consolidated Funds, a net deferred tax liability of $22.9 million and $15.0 million as of September 30, 2026 and December 31, 2025, respectively, was included within accounts payable, accrued expenses and other liabilities within the Condensed Consolidated Statements of Financial Condition.
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

For the three and nine months ended September 30, 2026 and 2025, the two-class method was the more dilutive method.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Basic earnings per share of Class A and non-voting common stock
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$60,017	$263,569	$302,616	$397,176
Dividends declared and paid on Class A and non-voting common stock	(307,251)	(246,759)	(918,095)	(736,997)
Distributions on unvested restricted units	(12,773)	(10,620)	(39,062)	(31,812)
Undistributed earnings available to participating unvested restricted units	—	(494)	—	—
Undistributed net income (dividends in excess of earnings) available to Class A and non-voting common stockholders	$(260,007)	$5,696	$(654,541)	$(371,633)
Basic weighted-average shares of Class A and non-voting common stock	227,518,886	219,881,697	225,965,434	216,086,939
Undistributed basic earnings (dividends in excess of earnings) per share of Class A and non-voting common stock	$(1.14)	$0.03	$(2.90)	$(1.72)
Dividend declared and paid per Class A and non-voting common stock	1.35	1.12	4.05	3.36
Basic earnings per share of Class A and non-voting common stock	$0.21	$1.15	$1.15	$1.64

Diluted earnings per share of Class A and non-voting common stock
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$60,017	$263,569	$302,616	$397,176
Distributions on unvested restricted units	(12,773)	(10,620)	(39,062)	(31,812)
Net income available to Class A and non-voting common stockholders	$47,244	$252,949	$263,554	$365,364
Diluted weighted-average shares of Class A and non-voting common stock	227,518,886	219,881,697	225,965,434	216,086,939
Diluted earnings per share of Class A and non-voting common stock	$0.21	$1.15	$1.15	$1.64

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
11. EQUITY COMPENSATION
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Unvested awards	$178,565	$157,073	$558,962	$576,039
AOG Unit awards	3,056	3,057	9,070	7,044
Total equity-based compensation expense	$181,621	$160,130	$568,032	$583,083
Equity Incentive Plan
Equity-based compensation is generally granted under the 2023 Ares Management Corporation Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2026, the total number of shares available for issuance under the Equity Incentive Plan reset to 50,423,141 shares and as of September 30, 2026, 45,310,513 shares remained available for issuance.

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

Restricted units are delivered net of the holder’s payroll-related taxes upon vesting. For the nine months ended September 30, 2026, 6.0 million restricted units vested and 3.4 million shares of Class A common stock were delivered to the holders. For the nine months ended September 30, 2025, 5.2 million restricted units vested and 2.9 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued, generally have the right to receive as current compensation an amount in cash equal to: (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”).

The following table summarizes the Company’s dividends declared and Dividend Equivalents paid during the nine months ended September 30, 2026:

Record Date	Dividends Per Share	Dividend Equivalents Paid
March 17, 2026	$1.35	$25,442
June 15, 2026	1.35	25,194
September 15, 2026	1.35	24,312

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents unvested awards’ activity:

	Unvested Awards	Weighted Average Grant Date Fair Value Per Unvested Award
Balance as of December 31, 2025	19,760,606	$118.49
Granted	4,993,532	152.65
Vested	(6,004,695)	97.72
Forfeited	(97,681)	151.28
Balance as of September 30, 2026	18,651,762	$134.15

The total compensation expense expected to be recognized in all future periods associated with unvested awards is $1,720.3 million as of September 30, 2026 and is expected to be recognized over the remaining weighted average period of 3.1 years.

Other Equity-Based Compensation

The following table presents unvested AOG Unit awards’ activity:

	Unvested AOG Unit Awards	Weighted Average Grant Date Fair Value Per Unvested AOG Unit Award
Balance as of December 31, 2025	212,448	$170.94
Vested	(70,816)	170.94
Balance as of September 30, 2026	141,632	$170.94

The total compensation expense expected to be recognized in all future periods associated with unvested AOG Unit awards is $17.1 million as of September 30, 2026 and is expected to be recognized over the remaining weighted average period of 1.4 years.

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
In February 2026, the Company’s board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $750.0 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2027. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the nine months ended September 30, 2026 and 2025, the Company did not repurchase any shares as part of the stock repurchase program.
The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance as of December 31, 2025	218,465,429	3,489,911	1,000	105,079,121	327,035,461
Issuance of common stock, net of unvested share forfeitures	105,715	—	—	—	105,715
Exchanges of common stock	2,389,129	—	—	(2,389,129)	—
Vesting of restricted unit awards, net of shares withheld for tax	3,149,164	—	—	—	3,149,164
Balance as of September 30, 2026	224,109,437	3,489,911	1,000	102,689,992	330,290,340

The following table presents each partner’s AOG Units and corresponding ownership interest in each of the AOG entities, as well as its daily average ownership of AOG Units in each of the AOG entities:

					Daily Average Ownership
	As of September 30, 2026		As of December 31, 2025		Three months ended September 30,		Nine months ended September 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2026	2025	2026	2025
Ares Management Corporation	227,599,348	68.91%	221,955,340	67.87%	68.89%	67.29%	68.54%	66.71%
Ares Owners Holdings, L.P.	102,689,992	31.09	105,079,121	32.13	31.11	32.71	31.46	33.29
Total	330,289,340	100.00%	327,034,461	100.00%

Preferred Stock

As of September 30, 2026 and December 31, 2025, the Company had 30,000,000 shares of Series B mandatory convertible preferred stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series B mandatory convertible preferred stock are payable quarterly at a rate per annum equal to 6.75%. Dividends on Series B mandatory convertible preferred stock are cumulative and the Series B mandatory convertible preferred stock, unless previously converted or redeemed, will automatically convert into the Company’s Class A common stock on October 1, 2027. Unless converted earlier in accordance with its terms, each share of Series B mandatory convertible preferred stock will automatically convert on the mandatory conversion date into between 0.2717 and 0.3260 shares of the Company’s Class A common stock, in each case, subject to customary anti-dilution adjustments. The conversion rate that will apply to mandatory conversions will be determined based on the average of the daily volume-weighted average prices over the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately before October 1, 2027.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Redeemable Interest

The following tables summarize the activities associated with the redeemable interest in AOG entities:

Total
Balance as of December 31, 2025	$25,296
Net loss	(1,113)
Currency translation adjustment, net of tax	(7)
Distributions	(297)
Balance as of March 31, 2026	23,879
Net income	1,845
Currency translation adjustment, net of tax	(76)
Balance as of June 30, 2026	25,648
Net loss	(71)
Currency translation adjustment, net of tax	173
Balance as of September 30, 2026	$25,750

Total
Balance as of December 31, 2024	$23,496
Net income	316
Currency translation adjustment, net of tax	198
Distributions	(300)
Balance as of March 31, 2025	23,710
Net loss	(274)
Currency translation adjustment, net of tax	699
Balance as of June 30, 2025	24,135
Net income	1,797
Currency translation adjustment, net of tax	(182)
Balance as of September 30, 2025	25,750
Net loss	(490)
Currency translation adjustment, net of tax	36
Balance as of December 31, 2025	$25,296

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance as of June 30, 2026	$—
Gross proceeds from the initial public offering of Ares Acquisition Corporation III (NYSE: AAC) (“AAC III”)	395,000
Change in redemption value	3,489
Balance as of September 30, 2026	$398,489

Total
Balance as of December 31, 2024	$550,700
Change in redemption value	5,698
Balance as of March 31, 2025	556,398
Redemptions from Class A ordinary shares of Ares Acquisition Corporation II (“AAC II”) (subsequently renamed to Kodiak AI, Inc. (Nasdaq: KDK))	(7,143)
Change in redemption value	8,795
Balance as of June 30, 2025	558,050
Redemptions from Class A ordinary shares of AAC II	(502,360)
Change in redemption value	7,214
Deconsolidation of AAC II	(62,904)
Balance as of September 30, 2025	$—

On July 1, 2026, AAC III, the Company’s third SPAC sponsored by an affiliate of the Company, consummated its initial public offering and raised gross proceeds of $395.0 million. As of September 30, 2026, the 39,500,000 AAC III Class A ordinary shares outstanding are presented at the redemption amount within mezzanine equity within the Condensed Consolidated Statements of Financial Condition.

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

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM makes operating decisions and assesses the performance of each of the Company’s business segments based on financial and operating metrics and other data that is presented before giving effect to the consolidation of any of the Consolidated Funds. Consequently, all segment data excludes the assets, liabilities and operating results related to the Consolidated Funds and non-consolidated funds. Total assets by segments are not disclosed because such information is not used by the Company’s CODM in evaluating the segments.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended September 30, 2026
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total Segments	OMG	Total
Management fees	$713,941	$229,503	$73,273	$34,000	$18,593	$1,069,310	$—	$1,069,310
Fee related performance revenues	63,818	9,271	5,681	—	—	78,770	—	78,770
Other fees	17,066	58,722	586	859	1,355	78,588	7,589	86,177
Compensation and benefits	(222,751)	(87,975)	(18,363)	(14,539)	(11,106)	(354,734)	(156,201)	(510,935)
General, administrative and other expenses	(50,677)	(42,906)	(10,505)	(3,900)	(3,675)	(111,663)	(87,459)	(199,122)
Fee related earnings	521,397	166,615	50,672	16,420	5,167	760,271	(236,071)	524,200
Performance income—realized	3,538	22,788	762	4,212	—	31,300	—	31,300
Performance related compensation—realized	(1,922)	(14,077)	(139)	(3,353)	—	(19,491)	—	(19,491)
Realized net performance income	1,616	8,711	623	859	—	11,809	—	11,809
Investment income (loss)—realized	(3,114)	8,982	668	34	3,024	9,594	161	9,755
Interest income	297	175	18	425	498	1,413	1,469	2,882
Interest expense	(2,218)	(35,348)	(1,974)	(3,749)	(15,055)	(58,344)	(160)	(58,504)
Realized net investment income (loss)	(5,035)	(26,191)	(1,288)	(3,290)	(11,533)	(47,337)	1,470	(45,867)
Realized income	$517,978	$149,135	$50,007	$13,989	$(6,366)	$724,743	$(234,601)	$490,142

	Three months ended September 30, 2025
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total Segments	OMG	Total
Management fees	$651,964	$177,655	$91,303	$33,284	$16,400	$970,606	$—	$970,606
Fee related performance revenues	62,389	5,904	17,110	—	—	85,403	—	85,403
Other fees	13,471	55,556	196	467	2,280	71,970	9,235	81,205
Compensation and benefits	(212,709)	(85,513)	(24,952)	(15,752)	(10,247)	(349,173)	(144,405)	(493,578)
General, administrative and other expenses	(46,510)	(27,515)	(9,624)	(4,892)	(2,139)	(90,680)	(81,746)	(172,426)
Fee related earnings	468,605	126,087	74,033	13,107	6,294	688,126	(216,916)	471,210
Performance income—realized	19,438	1,200	177	3,744	—	24,559	—	24,559
Performance related compensation—realized	(11,421)	(769)	(106)	(2,999)	—	(15,295)	—	(15,295)
Realized net performance income	8,017	431	71	745	—	9,264	—	9,264
Investment income—realized	2,095	10,415	221	513	1,607	14,851	2,090	16,941
Interest income	577	1,639	68	1	1,271	3,556	853	4,409
Interest expense	(4,722)	(26,521)	(2,076)	(3,785)	(9,201)	(46,305)	(10)	(46,315)
Realized net investment income (loss)	(2,050)	(14,467)	(1,787)	(3,271)	(6,323)	(27,898)	2,933	(24,965)
Realized income	$474,572	$112,051	$72,317	$10,581	$(29)	$669,492	$(213,983)	$455,509

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2026
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total Segments	OMG	Total
Management fees	$2,102,064	$628,719	$215,423	$100,919	$53,772	$3,100,897	$—	$3,100,897
Fee related performance revenues	70,155	12,226	56,474	—	—	138,855	—	138,855
Other fees	50,013	167,792	4,175	2,036	1,541	225,557	26,549	252,106
Compensation and benefits	(577,488)	(248,826)	(76,220)	(42,425)	(28,003)	(972,962)	(459,318)	(1,432,280)
General, administrative and other expenses	(147,458)	(114,139)	(33,639)	(13,950)	(9,118)	(318,304)	(261,615)	(579,919)
Fee related earnings	1,497,286	445,772	166,213	46,580	18,192	2,174,043	(694,384)	1,479,659
Performance income—realized	298,188	40,397	762	45,830	—	385,177	—	385,177
Performance related compensation—realized	(184,262)	(24,879)	(139)	(37,849)	—	(247,129)	—	(247,129)
Realized net performance income	113,926	15,518	623	7,981	—	138,048	—	138,048
Investment income (loss)—realized	234	40,861	1,637	401	7,503	50,636	(418)	50,218
Interest income	1,619	660	53	426	1,419	4,177	3,724	7,901
Interest expense	(8,363)	(98,503)	(5,624)	(10,640)	(37,944)	(161,074)	(373)	(161,447)
Realized net investment income (loss)	(6,510)	(56,982)	(3,934)	(9,813)	(29,022)	(106,261)	2,933	(103,328)
Realized income	$1,604,702	$404,308	$162,902	$44,748	$(10,830)	$2,205,830	$(691,451)	$1,514,379

	Nine months ended September 30, 2025
	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other	Total Segments	OMG	Total
Management fees	$1,854,501	$484,032	$210,596	$97,049	$43,089	$2,689,267	$—	$2,689,267
Fee related performance revenues	81,098	6,051	43,002	—	—	130,151	—	130,151
Other fees	37,431	125,494	6,119	1,298	2,548	172,890	22,603	195,493
Compensation and benefits	(537,661)	(222,504)	(66,390)	(46,379)	(23,780)	(896,714)	(395,518)	(1,292,232)
General, administrative and other expenses	(131,860)	(79,062)	(28,173)	(14,708)	(6,330)	(260,133)	(214,949)	(475,082)
Fee related earnings	1,303,509	314,011	165,154	37,260	15,527	1,835,461	(587,864)	1,247,597
Performance income—realized	95,465	70,186	177	39,733	—	205,561	—	205,561
Performance related compensation—realized	(58,927)	(49,893)	(106)	(29,856)	—	(138,782)	—	(138,782)
Realized net performance income	36,538	20,293	71	9,877	—	66,779	—	66,779
Investment income (loss)—realized	11,570	24,878	376	(3,720)	6,244	39,348	1,528	40,876
Interest income	6,132	4,922	1,048	2,024	14,044	28,170	2,102	30,272
Interest expense	(15,744)	(66,808)	(5,946)	(11,775)	(25,732)	(126,005)	(272)	(126,277)
Realized net investment income (loss)	1,958	(37,008)	(4,522)	(13,471)	(5,444)	(58,487)	3,358	(55,129)
Realized income	$1,342,005	$297,296	$160,703	$33,666	$10,083	$1,843,753	$(584,506)	$1,259,247

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income (loss):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Segment revenues
Management fees	$1,069,310	$970,606	$3,100,897	$2,689,267
Fee related performance revenues	78,770	85,403	138,855	130,151
Other fees	78,588	71,970	225,557	172,890
Performance income—realized	31,300	24,559	385,177	205,561
Total segment revenues	$1,257,968	$1,152,538	$3,850,486	$3,197,869
Segment expenses
Compensation and benefits	$354,734	$349,173	$972,962	$896,714
General, administrative and other expenses	111,663	90,680	318,304	260,133
Performance related compensation—realized	19,491	15,295	247,129	138,782
Total segment expenses	$485,888	$455,148	$1,538,395	$1,295,629
Segment realized net investment income (loss)
Investment income—realized	$9,594	$14,851	$50,636	$39,348
Interest income	1,413	3,556	4,177	28,170
Interest expense	(58,344)	(46,305)	(161,074)	(126,005)
Total segment realized net investment loss	$(47,337)	$(27,898)	$(106,261)	$(58,487)
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total consolidated revenue	$1,433,399	$1,657,628	$4,258,445	$4,096,561
Performance income—unrealized	(170,142)	(463,933)	(387,014)	(828,968)
Management fees of Consolidated Funds eliminated in consolidation	21,110	8,519	64,237	27,367
Performance income of Consolidated Funds eliminated in consolidation	36,184	8,375	65,362	20,599
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	2,376	2,905	4,837	9,584
Administrative fees(1)	(28,654)	(24,255)	(79,251)	(66,010)
OMG revenue	(7,589)	(9,235)	(26,549)	(22,603)
Principal investment income, net of eliminations	(19,854)	(17,976)	(22,619)	(50,937)
Net (revenue) expense of non-controlling interests in consolidated subsidiaries	(8,862)	(9,490)	(26,962)	12,276
Total consolidation adjustments and reconciling items	(175,431)	(505,090)	(407,959)	(898,692)
Total segment revenue	$1,257,968	$1,152,538	$3,850,486	$3,197,869

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company’s consolidated expenses to segment expenses:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total consolidated expenses	$1,148,528	$1,308,216	$3,496,968	$3,460,122
Performance related compensation-unrealized	(105,921)	(330,960)	(311,091)	(579,241)
Expenses of Consolidated Funds added in consolidation	(39,175)	(6,778)	(95,721)	(66,240)
Expenses of Consolidated Funds eliminated in consolidation	23,486	8,646	69,074	34,445
Administrative fees(1)	(28,654)	(24,255)	(79,251)	(66,010)
Depreciation and amortization expense	(60,574)	(65,956)	(180,717)	(177,365)
Equity compensation expense	(181,621)	(160,130)	(568,032)	(583,083)
Acquisition-related compensation expense(2)	(30,958)	(42,448)	(87,397)	(108,752)
Acquisition and merger-related expense	(2,110)	(5,427)	(4,046)	(42,826)
Placement fee adjustment	7,411	2,415	22,329	3,513
OMG expenses	(243,660)	(226,151)	(720,933)	(610,467)
Expense of non-controlling interests in consolidated subsidiaries	(864)	(2,024)	(2,788)	31,533
Total consolidation adjustments and reconciling items	(662,640)	(853,068)	(1,958,573)	(2,164,493)
Total segment expenses	$485,888	$455,148	$1,538,395	$1,295,629

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

The following table reconciles the Company’s consolidated other income to segment realized net investment loss:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total consolidated other income (expense)	$(43,235)	$302,859	$179,022	$443,808
Investment (income) loss—unrealized	116,549	(269,895)	31,572	(398,112)
Interest and other investment (income) loss—unrealized	(100)	(1,691)	2,587	26,166
Other income, net of Consolidated Funds added in consolidation	(168,195)	(148,108)	(405,611)	(380,235)
Other expense (income), net of Consolidated Funds eliminated in consolidation	(6,770)	4,020	(7,341)	16,791
OMG other income	(2,196)	(9,802)	(3,915)	(10,532)
Principal investment income	42,656	73,543	90,110	191,759
Other expense, net	13,531	17,571	5,197	47,260
Other loss of non-controlling interests in consolidated subsidiaries	423	3,605	2,118	4,608
Total consolidation adjustments and reconciling items	(4,102)	(330,757)	(285,283)	(502,295)
Total segment realized net investment loss	$(47,337)	$(27,898)	$(106,261)	$(58,487)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income before taxes	$241,636	$652,271	$940,499	$1,080,247
Adjustments:
Depreciation and amortization expense	60,574	65,956	180,717	177,365
Equity compensation expense	181,621	160,130	568,032	583,083
Acquisition-related compensation expense(1)	30,958	42,448	87,397	108,752
Acquisition and merger-related expense	2,110	5,427	4,046	42,826
Placement fee adjustment	(7,411)	(2,415)	(22,329)	(3,513)
OMG expense, net	233,875	207,114	690,469	577,332
Other expense, net	13,531	17,571	5,197	47,260
Income before taxes of non-controlling interests in consolidated subsidiaries	(7,575)	(3,861)	(22,056)	(14,649)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(76,804)	(70,590)	(184,378)	(133,277)
Total performance income—unrealized	(170,142)	(463,933)	(387,014)	(828,968)
Total performance related compensation—unrealized	105,921	330,960	311,091	579,241
Total net investment (income) loss—unrealized	116,449	(271,586)	34,159	(371,946)
Realized income	724,743	669,492	2,205,830	1,843,753
Total performance income—realized	(31,300)	(24,559)	(385,177)	(205,561)
Total performance related compensation—realized	19,491	15,295	247,129	138,782
Total net investment loss—realized	47,337	27,898	106,261	58,487
Fee related earnings	$760,271	$688,126	$2,174,043	$1,835,461

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

	As of September 30,	As of December 31,
	2026	2025
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs	$411,318	$469,455
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs	1,679,689	1,346,592
Assets of consolidated VIEs	13,342,753	13,468,979
Liabilities of consolidated VIEs	8,369,755	9,354,024

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income attributable to non-controlling interests related to consolidated VIEs	$61,295	$72,306	$85,688	$127,580

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of September 30, 2026
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$597,705	$—	$—	$597,705
Investments (includes $4,274,673 of accrued carried interest)	7,554,569	—	(1,850,511)	5,704,058
Due from affiliates	1,540,541	—	(16,103)	1,524,438
Other assets	1,129,141	—	(238)	1,128,903
Right-of-use operating lease assets	657,362	—	—	657,362
Intangible assets, net	2,045,991	—	—	2,045,991
Goodwill	3,464,839	—	—	3,464,839
Assets of Consolidated Funds
Cash and cash equivalents	—	1,164,755	—	1,164,755
Investments, at fair value	—	13,766,310	—	13,766,310
Receivable for securities sold	—	170,089	—	170,089
Other assets	—	62,898	—	62,898
Total assets	$16,990,148	$15,164,052	$(1,866,852)	$30,287,348
Liabilities
Accounts payable, accrued expenses and other liabilities	$1,283,903	$—	$(149)	$1,283,754
Accrued compensation	859,664	—	—	859,664
Due to affiliates	765,927	—	—	765,927
Performance related compensation payable	3,247,613	—	—	3,247,613
Debt obligations	4,778,244	—	—	4,778,244
Operating lease liabilities	845,294	—	—	845,294
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	142,385	(1,341)	141,044
Due to affiliates	—	15,147	(15,147)	—
Payable for securities purchased	—	214,259	—	214,259
CLO loan obligations, at fair value	—	6,310,047	(63,444)	6,246,603
Fund borrowings	—	3,005,992	—	3,005,992
Total liabilities	11,780,645	9,687,830	(80,081)	21,388,394
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	398,489	—	398,489
Redeemable interest in Ares Operating Group entities	25,750	—	—	25,750
Non-controlling interest in Consolidated Funds	—	5,077,733	(1,655,678)	3,422,055
Non-controlling interest in Ares Operating Group entities	1,262,899	—	(40,758)	1,222,141
Stockholders’ Equity
Series B mandatory convertible preferred stock, $0.01 par value, 1,000,000,000 shares authorized (30,000,000 shares issued and outstanding)	1,460,030	—	—	1,460,030
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (224,109,437 shares issued and outstanding)	2,241	—	—	2,241
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (102,689,992 shares issued and outstanding)	1,027	—	—	1,027
Additional paid-in-capital	4,560,561	—	(90,335)	4,470,226
Accumulated deficit	(2,118,702)	—	—	(2,118,702)
Accumulated other comprehensive income, net of tax	15,662	—	—	15,662
Total stockholders’ equity	3,920,854	—	(90,335)	3,830,519
Total equity	5,183,753	5,077,733	(1,786,771)	8,474,715
Total liabilities, redeemable interest, non-controlling interests and equity	$16,990,148	$15,164,052	$(1,866,852)	$30,287,348

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended September 30, 2026
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,078,226	$—	$(21,110)	$1,057,116
Carried interest allocation	197,932	—	(36,184)	161,748
Incentive fees	82,299	—	—	82,299
Principal investment income	42,656	—	(22,802)	19,854
Administrative, transaction and other fees	114,758	—	(2,376)	112,382
Total revenues	1,515,871	—	(82,472)	1,433,399
Expenses
Compensation and benefits	700,592	—	—	700,592
Performance related compensation	173,620	—	—	173,620
General, administrative and other expenses	258,627	—	—	258,627
Expenses of the Consolidated Funds	—	39,175	(23,486)	15,689
Total expenses	1,132,839	39,175	(23,486)	1,148,528
Other income (expense)
Net realized and unrealized losses on investments	(154,661)	—	7,224	(147,437)
Interest and dividend income	9,554	—	(426)	9,128
Interest expense	(58,506)	—	—	(58,506)
Other expense, net	(14,587)	—	174	(14,413)
Net realized and unrealized gains on investments of the Consolidated Funds	—	228,071	(377)	227,694
Interest and other income of the Consolidated Funds	—	132,478	—	132,478
Interest expense of the Consolidated Funds	—	(192,354)	175	(192,179)
Total other income (expense), net	(218,200)	168,195	6,770	(43,235)
Income before taxes	164,832	129,020	(52,216)	241,636
Income tax expense (benefit)	36,666	(422)	—	36,244
Net income	128,166	129,442	(52,216)	205,392
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	129,442	(52,216)	77,226
Net income attributable to Ares Operating Group entities	128,166	—	—	128,166
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(71)	—	—	(71)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	42,907	—	—	42,907
Net income attributable to Ares Management Corporation	85,330	—	—	85,330
Less: Series B mandatory convertible preferred stock dividends declared	25,313	—	—	25,313
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$60,017	$—	$—	$60,017

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended September 30, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$980,281	$—	$(8,519)	$971,762
Carried interest allocation	473,041	—	(8,375)	464,666
Incentive fees	100,668	—	—	100,668
Principal investment income	73,543	—	(55,567)	17,976
Administrative, transaction and other fees	105,461	—	(2,905)	102,556
Total revenues	1,732,994	—	(75,366)	1,657,628
Expenses
Compensation and benefits	659,835	—	—	659,835
Performance related compensation	404,095	—	—	404,095
General, administrative and other expenses	246,154	—	—	246,154
Expenses of the Consolidated Funds	—	6,778	(8,646)	(1,868)
Total expenses	1,310,084	6,778	(8,646)	1,308,216
Other income (expense)
Net realized and unrealized gains on investments	198,777	—	(10,357)	188,420
Interest and dividend income	13,644	—	—	13,644
Interest expense	(46,315)	—	—	(46,315)
Other expense, net	(7,335)	—	72	(7,263)
Net realized and unrealized gains on investments of the Consolidated Funds	—	173,840	6,415	180,255
Interest and other income of the Consolidated Funds	—	130,821	—	130,821
Interest expense of the Consolidated Funds	—	(156,553)	(150)	(156,703)
Total other income, net	158,771	148,108	(4,020)	302,859
Income before taxes	581,681	141,330	(70,740)	652,271
Income tax expense	108,709	3,183	—	111,892
Net income	472,972	138,147	(70,740)	540,379
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	138,147	(70,740)	67,407
Net income attributable to Ares Operating Group entities	472,972	—	—	472,972
Less: Net income attributable to redeemable interest in Ares Operating Group entities	1,797	—	—	1,797
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	182,293	—	—	182,293
Net income attributable to Ares Management Corporation	288,882	—	—	288,882
Less: Series B mandatory convertible preferred stock dividends declared	25,313	—	—	25,313
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$263,569	$—	$—	$263,569

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2026
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$3,128,443	$—	$(64,237)	$3,064,206
Carried interest allocation	623,655	—	(65,362)	558,293
Incentive fees	286,986	—	—	286,986
Principal investment income	90,110	—	(67,491)	22,619
Administrative, transaction and other fees	331,178	—	(4,837)	326,341
Total revenues	4,460,372	—	(201,927)	4,258,445
Expenses
Compensation and benefits	2,081,659	—	—	2,081,659
Performance related compensation	633,883	—	—	633,883
General, administrative and other expenses	754,779	—	—	754,779
Expenses of the Consolidated Funds	—	95,721	(69,074)	26,647
Total expenses	3,470,321	95,721	(69,074)	3,496,968
Other income (expense)
Net realized and unrealized losses on investments	(84,295)	—	12,957	(71,338)
Interest and dividend income	23,175	—	(426)	22,749
Interest expense	(161,461)	—	—	(161,461)
Other expense, net	(11,349)	—	404	(10,945)
Net realized and unrealized gains on investments of the Consolidated Funds	—	543,878	(5,772)	538,106
Interest and other income of the Consolidated Funds	—	297,046	—	297,046
Interest expense of the Consolidated Funds	—	(435,313)	178	(435,135)
Total other income (expense), net	(233,930)	405,611	7,341	179,022
Income before taxes	756,121	309,890	(125,512)	940,499
Income tax expense	162,829	6,264	—	169,093
Net income	593,292	303,626	(125,512)	771,406
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	303,626	(125,512)	178,114
Net income attributable to Ares Operating Group entities	593,292	—	—	593,292
Less: Net income attributable to redeemable interest in Ares Operating Group entities	661	—	—	661
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	214,077	—	—	214,077
Net income attributable to Ares Management Corporation	378,554	—	—	378,554
Less: Series B mandatory convertible preferred stock dividends declared	75,938	—	—	75,938
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$302,616	$—	$—	$302,616

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2025
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$2,716,738	$—	$(27,367)	$2,689,371
Carried interest allocation	968,902	—	(20,327)	948,575
Incentive fees	156,067	—	(272)	155,795
Principal investment income	191,759	—	(140,822)	50,937
Administrative, transaction and other fees	261,467	—	(9,584)	251,883
Total revenues	4,294,933	—	(198,372)	4,096,561
Expenses
Compensation and benefits	1,960,669	—	—	1,960,669
Performance related compensation	761,434	—	—	761,434
General, administrative and other expenses	706,224	—	—	706,224
Expenses of the Consolidated Funds	—	66,240	(34,445)	31,795
Total expenses	3,428,327	66,240	(34,445)	3,460,122
Other income (expense)
Net realized and unrealized gains on investments	231,959	—	(30,563)	201,396
Interest and dividend income	39,660	—	(588)	39,072
Interest expense	(126,277)	—	—	(126,277)
Other expense, net	(64,978)	—	480	(64,498)
Net realized and unrealized gains on investments of the Consolidated Funds	—	387,849	8,564	396,413
Interest and other income of the Consolidated Funds	—	452,783	—	452,783
Interest expense of the Consolidated Funds	—	(460,397)	5,316	(455,081)
Total other income, net	80,364	380,235	(16,791)	443,808
Income before taxes	946,970	313,995	(180,718)	1,080,247
Income tax expense	184,493	5,894	—	190,387
Net income	762,477	308,101	(180,718)	889,860
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	308,101	(180,718)	127,383
Net income attributable to Ares Operating Group entities	762,477	—	—	762,477
Less: Net income attributable to redeemable interest in Ares Operating Group entities	1,839	—	—	1,839
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	287,524	—	—	287,524
Net income attributable to Ares Management Corporation	473,114	—	—	473,114
Less: Series B mandatory convertible preferred stock dividends declared	75,938	—	—	75,938
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$397,176	$—	$—	$397,176

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2026
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities
Net income	$593,292	$303,626	$(125,512)	$771,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities	677,948	—	192,960	870,908
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(1,621,357)	2,201	(1,619,156)
Cash flows due to changes in operating assets and liabilities	168,649	—	69,436	238,085
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	(95,884)	(196,547)	(292,431)
Net cash provided by (used in) operating activities	1,439,889	(1,413,615)	(57,462)	(31,188)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements, net of disposals	(83,902)	—	—	(83,902)
Acquisitions, net of cash acquired	8,330	—	—	8,330
Net cash used in investing activities	(75,572)	—	—	(75,572)
Cash flows from financing activities
Proceeds from Credit Facility	1,375,000	—	—	1,375,000
Proceeds from Term Loan	399,411	—	—	399,411
Repayments of Credit Facility	(940,000)	—	—	(940,000)
Dividends and distributions	(1,569,033)	—	—	(1,569,033)
Taxes paid related to net share settlement of equity awards	(371,887)	—	—	(371,887)
Other financing activities	13,137	—	—	13,137
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	1,242,199	(135,738)	1,106,461
Distributions to non-controlling interests in Consolidated Funds	—	(106,566)	(12,467)	(119,033)
Borrowings under loan obligations by Consolidated Funds	—	2,488,014	—	2,488,014
Repayments under loan obligations by Consolidated Funds	—	(2,137,619)	—	(2,137,619)
Net cash provided by (used in) financing activities	(1,093,372)	1,486,028	(148,205)	244,451
Effect of exchange rate changes	(15,413)	(13,469)	—	(28,882)
Net change in cash and cash equivalents	255,532	58,944	(205,667)	108,809
Cash and cash equivalents, beginning of period	488,896	959,088	(959,088)	488,896
Cash and cash equivalents, end of period	$744,428	$1,018,032	$(1,164,755)	$597,705
Supplemental disclosure of non-cash financing activities:
Equity issued in connection with acquisition-related activities	$15,997	$—	$—	$15,997

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
Cash flows from financing activities
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
15. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after September 30, 2026 through the date the unaudited condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In October 2026, the Company’s board of directors declared a quarterly dividend of $1.35 per share of Class A and non-voting common stock payable on December 31, 2026 to common stockholders of record at the close of business on December 17, 2026.
In October 2026, the Company’s board of directors declared a quarterly dividend of $0.84375 per share of Series B mandatory convertible preferred stock payable on January 1, 2027 to preferred stockholders of record on December 15, 2026.

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

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the three months ended September 30, 2026, 93% of our management fees were derived from perpetual capital vehicles or long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results from operations, including the fair value of our AUM, are affected by a variety of factors. Conditions in the global financial markets and economic and political environments, including the impact of the upcoming U.S. midterm elections, may impact our business, particularly in the U.S., Europe and Asia-Pacific (“APAC”).

    The following table presents returns of selected market indices:

			Returns (%)
Type of Index	Name of Index	Region	Three months ended September 30, 2026	Nine months ended September 30, 2026
High yield bonds	ICE BAML High Yield Master II Index	U.S.	(1.8)	<0.1
High yield bonds	ICE BAML European Currency High Yield Index	Europe	(1.8)	0.1
Leveraged loans	S&P UBS Leveraged Loan Index	U.S.	2.0	3.4
Leveraged loans	S&P UBS Western European Leveraged Loan Index	Europe	1.1	2.8
Equities	S&P 500 Index	U.S.	2.3	12.8
Equities	MSCI All Country World Ex-U.S. Index	Non-U.S.	0.6	14.7
Infrastructure equities	S&P Global Infrastructure Index	Global	(7.4)	1.9
Real estate equities	FTSE NAREIT All Equity REITs Index	U.S.	(6.9)	4.9
Real estate equities	FTSE EPRA/NAREIT Developed Europe Index	Europe	(9.2)	(9.3)
Real estate equities	Tokyo Stock Exchange REIT Index	APAC	(5.4)	(15.2)

During the third quarter of 2026, global markets continued to experience volatility amid renewed geopolitical tension in the Middle East and evolving expectations regarding U.S. trade policies, elevated energy prices and continued inflationary pressures. Despite these headwinds, U.S. leveraged loan markets generated positive performance benefiting from higher floating rates while U.S. and international equity markets proved resilient, supported by robust second quarter corporate earnings growth.

Despite uncertainty stemming from rising global interest rates and ongoing geopolitical developments, global commercial real estate fundamentals continued to improve during the third quarter of 2026 as net absorption strengthened and new supply remained limited. Although higher interest rates weighed on capital markets activity and transaction volumes and contributed to weaker performance across global REIT markets during the quarter, we do not believe this performance reflects a deterioration in our portfolio’s underlying fundamentals. Rather, we expect constrained new supply to continue providing a meaningful tailwind across sectors and geographies for commercial real estate markets. In addition, renewable energy deployment also remained at a meaningful scale, supported by stable demand for clean energy and a strong development pipeline. Demand for digital infrastructure remained strong, driven by continued data center development and growing demand from artificial intelligence based companies. While performance varies by sector and geography, we believe strong underlying demand trends and continued investment activity across the sector will provide meaningful opportunities for infrastructure investment in coming periods.

Private equity activity improved during the third quarter of 2026, but remained uneven and short of a broad-based recovery as macroeconomic volatility, elevated financing costs and continued uncertainty regarding the implications of artificial intelligence weighed on transaction activity. We believe disciplined capital deployment and active strategies focused on operational execution, sustainable growth and technology enablement remain critical to driving long-term value creation.

We believe our portfolios across all strategies remain well positioned for a fluctuating interest rate environment. On a market value basis, approximately 81% of our debt assets and 51% of our total assets were floating rate instruments as of September 30, 2026.

Recent Transactions

On October 26, 2026, ARCC entered into a definitive merger agreement with MidCap Financial Investment Corporation (NASDAQ: MFIC) (“MFIC”) under which ARCC will acquire MFIC in a stock-and-cash transaction for a total enterprise value of approximately $2.6 billion. Under terms of the transaction, the cash portion of the total consideration, approximately $100.0 million, or $1.21 per share of MFIC common stock, will be provided by a subsidiary of Ares.

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

The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total AUM
Balance at 6/30/2026	$440,544	$151,230	$44,179	$24,451	$10,915	$671,319
New par/equity commitments	6,371	7,847	2,579	—	1,967	18,764
New debt commitments	8,832	3,397	32	—	—	12,261
Capital reductions	(3,838)	(572)	(8)	—	—	(4,418)
Distributions	(4,835)	(2,110)	(827)	(238)	(550)	(8,560)
Redemptions	(1,863)	(403)	(126)	—	—	(2,392)
Net allocations among investment strategies	(195)	418	—	—	(223)	—
Change in fund value	1,248	1,791	448	292	(133)	3,646
Balance at 9/30/2026	$446,264	$161,598	$46,277	$24,505	$11,976	$690,620

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total AUM
Balance at 6/30/2025	$377,106	$129,774	$33,949	$23,766	$7,790	$572,385
Acquisitions	—	—	—	856	—	856
New par/equity commitments	11,479	3,347	3,349	528	2,148	20,851
New debt commitments	7,800	1,473	775	—	—	10,048
Capital reductions	(4,248)	(883)	(32)	(1)	—	(5,164)
Distributions	(3,669)	(1,272)	(210)	(151)	(477)	(5,779)
Redemptions	(1,202)	(592)	(60)	—	(502)	(2,356)
Net allocations among investment strategies	440	125	—	—	(565)	—
Change in fund value	3,748	382	604	98	(17)	4,815
Balance at 9/30/2025	$391,454	$132,354	$38,375	$25,096	$8,377	$595,656

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total AUM
Balance at 12/31/2025	$406,866	$139,088	$42,156	$25,288	$9,107	$622,505
Acquisitions	5,544	—	—	—	—	5,544
New par/equity commitments	30,833	19,766	4,649	858	4,607	60,713
New debt commitments	28,414	7,461	377	—	—	36,252
Capital reductions	(10,987)	(1,796)	(96)	(1)	—	(12,880)
Distributions	(13,326)	(5,927)	(1,571)	(1,875)	(1,289)	(23,988)
Redemptions	(4,645)	(1,070)	(282)	—	—	(5,997)
Net allocations among investment strategies	(142)	948	166	—	(972)	—
Change in fund value	3,707	3,128	878	235	523	8,471
Balance at 9/30/2026	$446,264	$161,598	$46,277	$24,505	$11,976	$690,620

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total AUM
Balance at 12/31/2024	$348,858	$75,298	$29,153	$24,041	$7,096	$484,446
Acquisitions	—	45,281	—	856	—	46,137
New par/equity commitments	26,344	7,904	8,155	1,503	5,165	49,071
New debt commitments	21,782	5,706	775	—	—	28,263
Capital reductions	(11,524)	(2,035)	(90)	(55)	—	(13,704)
Distributions	(11,938)	(4,450)	(609)	(1,356)	(1,025)	(19,378)
Redemptions	(2,527)	(882)	(123)	—	(510)	(4,042)
Net allocations among investment strategies	1,935	174	73	—	(2,182)	—
Change in fund value	18,524	5,358	1,041	107	(167)	24,863
Balance at 9/30/2025	$391,454	$132,354	$38,375	$25,096	$8,377	$595,656

The components of our AUM are presented below ($ in billions):

AUM: $690.6	AUM: $595.7

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $6.2 billion and $5.7 billion of non-fee paying AUM from our general partner and employee commitments as of September 30, 2026 and 2025, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management

FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total
Balance at 6/30/2026	$266,120	$88,614	$31,466	$13,907	$9,815	$409,922
Commitments	4,474	3,615	792	—	1,316	10,197
Deployment/increase in leverage	8,486	2,182	434	—	158	11,260
Capital reductions	(3,611)	(242)	—	—	—	(3,853)
Distributions	(4,439)	(2,199)	(428)	(65)	(550)	(7,681)
Redemptions	(1,841)	(403)	(126)	—	—	(2,370)
Net allocations among investment strategies	(6)	444	—	—	(438)	—
Change in fund value	377	655	(81)	(84)	(205)	662
Change in fee basis	1,611	(1,059)	—	(281)	(2,000)	(1,729)
Balance at 9/30/2026	$271,171	$91,607	$32,057	$13,477	$8,096	$416,408

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total
Balance at 6/30/2025	$228,153	$79,495	$24,535	$10,993	$6,381	$349,557
Acquisitions	—	—	—	1,118	—	1,118
Commitments	8,129	2,811	3,153	—	1,805	15,898
Deployment/increase in leverage	9,888	1,460	113	1	142	11,604
Capital reductions	(3,001)	(774)	—	—	—	(3,775)
Distributions	(4,063)	(1,704)	(101)	(8)	(414)	(6,290)
Redemptions	(785)	(592)	(60)	—	—	(1,437)
Net allocations among investment strategies	669	125	—	—	(794)	—
Change in fund value	757	(496)	444	(16)	(96)	593
Change in fee basis	421	178	(5)	(240)	—	354
Balance at 9/30/2025	$240,168	$80,503	$28,079	$11,848	$7,024	$367,622

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total
Balance at 12/31/2025	$249,816	$84,065	$29,481	$14,437	$7,150	$384,949
Acquisitions	5,495	—	—	—	—	5,495
Commitments	14,407	8,938	1,830	—	3,181	28,356
Deployment/increase in leverage	27,524	5,650	1,950	893	2,946	38,963
Capital reductions	(9,636)	(463)	(88)	—	—	(10,187)
Distributions	(12,792)	(4,855)	(979)	(493)	(1,289)	(20,408)
Redemptions	(4,671)	(992)	(282)	—	—	(5,945)
Net allocations among investment strategies	1,057	994	153	—	(2,204)	—
Change in fund value	(386)	695	107	(186)	312	542
Change in fee basis	357	(2,425)	(115)	(1,174)	(2,000)	(5,357)
Balance at 9/30/2026	$271,171	$91,607	$32,057	$13,477	$8,096	$416,408

	Credit Group	Real Assets Group	Secondaries Group	Private Equity Group	Other Businesses	Total
Balance at 12/31/2024	$209,145	$44,088	$22,401	$11,427	$5,492	$292,553
Acquisitions	—	30,467	—	1,118	—	31,585
Commitments	20,465	4,760	4,893	—	4,589	34,707
Deployment/increase in leverage	24,594	4,256	780	33	395	30,058
Capital reductions	(8,212)	(951)	—	(11)	—	(9,174)
Distributions	(12,668)	(4,415)	(170)	(8)	(962)	(18,223)
Redemptions	(2,177)	(882)	(123)	—	—	(3,182)
Net allocations among investment strategies	2,293	174	73	—	(2,540)	—
Change in fund value	6,670	2,706	230	(14)	50	9,642
Change in fee basis	58	300	(5)	(697)	—	(344)
Balance at 9/30/2025	$240,168	$80,503	$28,079	$11,848	$7,024	$367,622

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $416.4	FPAUM: $367.6

Invested capital	NAV/fair value/reported value(1)	Capital commitments	Collateral balances (at par)	GAV

(1)Includes $99.9 billion and $87.8 billion from funds that primarily invest in illiquid strategies as of September 30, 2026 and 2025, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

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

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended September 30, 2026 and 2025, 93% and 94%, respectively, of management fees were earned from perpetual capital or long-dated funds.

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
As of September 30, 2026, AUM not yet paying fees includes $93.8 billion of AUM available for future deployment and $2.3 billion of development assets not yet stabilized that could collectively generate approximately $826.9 million in potential incremental annual management fees, representing a 24% embedded growth rate in our base management fees from the last twelve month period.

Incentive Eligible Assets Under Management and Incentive Generating Assets Under Management

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Credit	Real Assets	Secondaries	Private Equity	Other Businesses

As of September 30, 2026 and 2025, IGAUM included $79.8 billion and $58.3 billion, respectively, of AUM from funds generating unrealized incentive fees that are not recognized by us until such fees are crystallized or no longer subject to reversal. As of September 30, 2026, perpetual capital IGAUM that could potentially result in crystallized fee related performance revenues totaled $46.7 billion, composed of $25.5 billion within the Credit Group and $21.2 billion within the Real Assets Group. As of September 30, 2025, perpetual capital IGAUM that could potentially result in crystallized fee related performance revenues totaled $32.1 billion, composed of $20.3 billion within the Credit Group, $7.4 billion within the Real Assets Group and $4.4 billion within the Secondaries Group.
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
The activity of the Consolidated Funds is reflected within the unaudited condensed consolidated financial statement line items indicated by reference thereto. Consolidated Funds represented approximately 4% of our AUM as of September 30, 2026. We have eliminated approximately 5% of total revenues that we earned from Consolidated Funds upon consolidation.
The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity, except where accounting for a redemption or liquidation preference requires the reallocation of ownership based on specific terms of a profit sharing agreement. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as redeemable and non-controlling interests in the Consolidated Funds within our unaudited condensed consolidated financial statements. See “Note 12. Equity and Redeemable Interest” within our unaudited condensed consolidated financial statements for a further description of our redeemable interest in Consolidated Funds.
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

In connection with the acquisition of the international business of GLP Capital Partners Limited excluding its operations in Greater China (“GCP International”) (the “GCP Acquisition”), the activities of GCP International are reflected within our results of operations beginning on March 1, 2025. Since the activities of GCP International contributed seven months of results during the nine months ended September 30, 2025, our year-over-year analysis of the nine months ended September 30, 2026 will lack comparability.

The following table presents our summarized consolidated results of operations ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Total revenues	$1,433,399	$1,657,628	$(224,229)	(14)%	$4,258,445	$4,096,561	$161,884	4%
Total expenses	(1,148,528)	(1,308,216)	159,688	12	(3,496,968)	(3,460,122)	(36,846)	(1)
Total other income (expense), net	(43,235)	302,859	(346,094)	NM	179,022	443,808	(264,786)	(60)
Less: Income tax expense	36,244	111,892	75,648	68	169,093	190,387	21,294	11
Net income	205,392	540,379	(334,987)	(62)	771,406	889,860	(118,454)	(13)
Less: Net income attributable to non-controlling interests in Consolidated Funds	77,226	67,407	9,819	15	178,114	127,383	50,731	40
Net income attributable to Ares Operating Group entities	128,166	472,972	(344,806)	(73)	593,292	762,477	(169,185)	(22)
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(71)	1,797	(1,868)	NM	661	1,839	(1,178)	(64)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	42,907	182,293	(139,386)	(76)	214,077	287,524	(73,447)	(26)
Net income attributable to Ares Management Corporation	85,330	288,882	(203,552)	(70)	378,554	473,114	(94,560)	(20)
Less: Series B mandatory convertible preferred stock dividends declared	25,313	25,313	—	—	75,938	75,938	—	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$60,017	$263,569	(203,552)	(77)	$302,616	$397,176	(94,560)	(24)

Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues
Management fees	$1,057,116	$971,762	$85,354	9%	$3,064,206	$2,689,371	$374,835	14%
Carried interest allocation	161,748	464,666	(302,918)	(65)	558,293	948,575	(390,282)	(41)
Incentive fees	82,299	100,668	(18,369)	(18)	286,986	155,795	131,191	84
Principal investment income	19,854	17,976	1,878	10	22,619	50,937	(28,318)	(56)
Administrative, transaction and other fees	112,382	102,556	9,826	10	326,341	251,883	74,458	30
Total revenues	$1,433,399	$1,657,628	(224,229)	(14)	$4,258,445	$4,096,561	161,884	4
Management Fees. Within the Credit Group, capital deployment in private funds within our direct lending and alternative credit strategies led to a rise in FPAUM, contributing $28.2 million and $84.7 million of the increase in management fees for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. In addition, our publicly-traded and our perpetual wealth funds contributed $15.9 million and $82.8 million of the increases in management fees for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily driven by increases in FPAUM associated with fundraising. Within the Real Assets Group, funds that we manage as a result of the GCP Acquisition contributed $31.4 million of the increase in management fees for the nine months ended September 30, 2026 compared to the same period in 2025, primarily driven by fees generated for two additional months in the current year period.

In addition, Part I Fees increased by $29.2 million and $84.3 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases in Part I Fees were primarily attributable to our open-ended core infrastructure fund, ASIF and to our open-ended European direct lending fund, driven by increases in net investment income from their growing portfolios of investments.

For detail regarding the fluctuations of management fees within each of our segments, see “—Results of Operations by Segment.”

Carried Interest Allocation. The following table sets forth the change in carried interest allocation by segment ($ in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Credit funds	$109.0	$286.8	$399.6	$691.2
Real Assets funds	47.4	38.2	216.2	93.1
Secondaries funds	18.6	29.5	20.4	27.7
Private Equity funds	43.9	47.0	76.2	112.7
Other businesses	(21.0)	71.8	(88.3)	83.9
Elimination of carried interest from Consolidated Funds	(36.2)	(8.4)	(65.4)	(20.3)
Carried interest of non-controlling interests in consolidated subsidiaries	0.0	(0.2)	(0.4)	(39.7)
Carried interest allocation	$161.7	$464.7	$558.3	$948.6

The activity was principally composed of the following:

Three months ended September 30, 2026	Three months ended September 30, 2025
•Credit funds:
◦Primarily from one direct lending fund, one alternative credit fund and one opportunistic credit fund with $23.5 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within direct lending, ACE VI generated carried interest allocation of $42.5 million, driven by net investment income during the period
◦Within alternative credit, Pathfinder II generated carried interest allocation of $38.7 million, driven by the appreciation of certain investments that primarily operate in the services and utilities industries
◦Within opportunistic credit, ASOF II generated carried interest allocation of $38.4 million, driven by improved profitability of portfolio companies that operate in the industrial and healthcare industries
◦Reversal of unrealized carried interest of $44.6 million by SSF IV, driven by the decrease in market value of its investment in Savers Value Village, Inc. (“SVV”) and other portfolio companies, due to declines in their stock prices, and $16.9 million by ACE III in connection with lower valuations of certain portfolio investments

•Real Assets funds:
◦AREOF IV generated carried interest allocation of $19.2 million, driven by the appreciation of certain investments within the industrial and multifamily sector
◦IDF V generated carried interest allocation of $14.2 million, driven by net investment income during the period
◦ACIP II generated carried interest allocation of $10.9 million, driven by the appreciation of an energy portfolio company and a data center investment

•Secondaries funds:
◦ASIS III, AGSS and a private equity secondaries fund generated carried interest of $13.4 million, $11.5 million and $9.2 million, respectively, primarily driven by the appreciation of certain portfolio investments
◦Reversal of unrealized carried interest of $20.8 million from LREF VIII, primarily driven by the lower valuation from certain portfolio investments

•Private Equity funds:
◦A corporate private equity fund and ACOF VI generated carried interest allocation of $22.6 million and $16.6 million, respectively, driven by improved profitability from portfolio companies that primarily operate in the healthcare and service industries

•Other Businesses:
◦Reversal of unrealized carried interest of $29.3 million attributable to the decrease in market value of our investment in Kodiak AI, Inc. (Nasdaq: KDK), driven by its lower stock price

•Credit funds:
◦Primarily from three opportunistic credit funds, two alternative credit funds and two direct lending funds with $31.1 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our opportunistic credit funds, ASOF II generated carried interest allocation of $47.9 million, driven by improved profitability of portfolio companies that operate in the healthcare and services industries. SSF IV and ASOF I generated carried interest allocation of $42.2 million and $21.5 million, respectively, primarily due to their investments in SVV, driven by its higher stock price
◦Within our alternative credit funds, Pathfinder II and Pathfinder I generated carried interest allocation of $37.3 million and $25.5 million, respectively, driven by market appreciation of certain investments and net investment income during the period
◦Within our direct lending funds, ACE VI and PCS II generated carried interest allocation of $33.8 million and $29.9 million, respectively, driven by net investment income on an increasing invested capital base

•Real Assets funds:
◦EIF V and ACIP II generated carried interest allocation of $18.4 million and $12.7 million, respectively, driven by appreciation of certain investments
◦IDF V generated carried interest allocation of $16.3 million, driven by net investment income during the period

•Secondaries funds:
◦LREF IX and LEP XVII generated carried interest allocation of $12.9 million and $9.3 million, respectively, primarily driven by appreciation of certain portfolio investments

•Private Equity funds:
◦ACOF VI generated carried interest allocation of $60.2 million, primarily driven by improved profitability from portfolio companies that primarily operate in the industrial, healthcare, retail and service industries
◦Reversal of unrealized carried interest allocation of $18.6 million from ACOF IV, driven by lower profitability of portfolio companies that primarily operate in the energy and healthcare industries

•Other Businesses:
◦Carried interest allocation of $66.0 million attributable to the change in value from previously held AAC II Class A ordinary shares that converted into equity securities of KDK following the business combination

Nine months ended September 30, 2026	Nine months ended September 30, 2025
•Credit funds:
◦Primarily from one alternative credit fund, three direct lending funds and one opportunistic credit fund with $36.4 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within alternative credit, Pathfinder II generated carried interest allocation of $125.6 million, driven by the market appreciation of certain investments that primarily operate in the utilities, transportation and services industries
◦Within direct lending, ACE VI, ACE V and PCS II generated carried interest allocation of $106.5 million, $36.0 million and $21.8 million, respectively, driven by net investment income during the period
◦Within opportunistic credit, ASOF II generated carried interest allocation of $63.1 million, driven by improved profitability of portfolio companies that operate in the industrial, consumer services and healthcare industry

•Real Assets funds:
◦JDC I generated carried interest allocation of $58.5 million, driven by the appreciation of a data center investment
◦IDF V generated carried interest allocation of $41.5 million, driven by net investment income during the period
◦ACIP II generated carried interest allocation of $36.5 million, driven by the appreciation of a data center investment and an energy portfolio company
◦AREOF IV generated carried interest allocation of $36.5 million, driven by the appreciation of certain investments within the industrial and multifamily sector

•Secondaries funds:
◦ASIS III, AGSS, LREP IX and a private equity secondaries fund generated carried interest of $27.0 million, $15.6 million, $12.3 million and $12.3 million, respectively, primarily driven by the appreciation of certain portfolio investments
◦Reversal of unrealized carried interest of $56.6 million from LREF VIII, primarily driven by the lower valuation of certain portfolio investments

•Private Equity funds:
◦ACOF VI and a corporate private equity fund generated carried interest allocation of $53.8 million and $22.6 million, respectively, driven by improved profitability from portfolio companies that primarily operate in the retail, healthcare and service industries
◦Reversal of unrealized carried interest of $21.6 million from ACOF IV, driven by lower operating performance from a portfolio company that operates in the healthcare industry and driven by the lower public share price of a portfolio company that operates in the consumer services industry

•Other Businesses:
◦Reversal of unrealized carried interest of $104.2 million attributable to the decrease in market value of our investment in KDK, driven by its lower stock price

•Credit funds:
◦Primarily from one opportunistic credit fund, three direct lending funds and two alternative credit funds with $38.9 billion of IGAUM generating returns in excess of their hurdle rates:
◦Within our opportunistic credit funds, ASOF II generated carried interest allocation of $122.6 million, driven by improved profitability of portfolio companies that operate in the services, healthcare and industrial industries
◦Within our direct lending funds, ACE V, ACE VI and PCS II generated carried interest allocation of $101.0 million, $93.0 million and $74.7 million, respectively, driven by net investment income on an increasing invested capital base.
◦Within our alternative credit funds, Pathfinder II and Pathfinder I generated carried interest allocation of $68.7 million and $57.0 million, respectively, driven by market appreciation of certain investments and net investment income during the period

•Real Assets funds:
◦IDF V generated carried interest allocation of $31.2 million, driven by net investment income during the period
◦ACIP II and EIF V generated carried interest allocation of $22.7 million and $19.9 million, respectively, driven by the appreciation of certain portfolio investments

•Secondaries funds:
◦LEP XVII and LREF IX generated carried interest allocation of $16.5 million and $14.4 million, respectively, primarily driven by appreciation of certain portfolio investments
◦Reversal of unrealized carried interest of $11.3 million from LEP XVI, driven by lower valuation of certain investments

•Private Equity funds:
◦ACOF VI generated carried interest allocation of $139.0 million, driven by improved profitability of portfolio companies that primarily operate in the healthcare, services, industrial and retail industries
◦Reversal of unrealized carried interest allocation of $19.5 million and $13.1 million, respectively, from ACOF IV and from a corporate private equity extended value fund, driven by lower operating performance from portfolio companies that primarily operate in the energy, healthcare, industrial and service industries

•Other Businesses:
◦Carried interest allocation of $66.0 million attributable to the change in value from previously held AAC II Class A ordinary shares that converted into equity securities of KDK following the business combination

Incentive Fees. The following table sets forth incentive fees by segment ($ in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Credit funds	$66.6	$77.5	$217.5	$106.1
Real Assets funds	9.2	5.9	12.2	6.5
Secondaries funds	6.5	17.3	57.3	43.2
Incentive fees	$82.3	$100.7	$287.0	$155.8
The decrease in incentive fees for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to (i) lower recognition of fees earned from APMF; and (ii) incentive fees from an alternative credit fund that crystallized in connection with a loan repayment in the prior year period. The increase in incentive fees for the nine months ended September 30, 2026 compared to the same period in 2025 was driven by $138.5 million of fees generated by SDL I in connection with the sale of its remaining assets to a continuation vehicle during the first quarter of 2026. For further detail regarding the incentive fees within each of our segments, see discussion of fee related performance revenues and realized net performance income within “—Results of Operations by Segment.”
Principal Investment Income. The activity for the three and nine months ended September 30, 2026 was primarily attributable to:
•Dividend income of $7.6 million and $18.0 million, respectively, primarily generated from our investments in various real estate debt funds and from our Japanese open-ended industrial real estate fund that pays dividends semi-annually, as well as various U.S. direct lending and real estate secondaries funds for the nine months ended September 30, 2026. We have contributed certain capital interests to structured financing vehicles that are presented as Consolidated Funds; therefore, any income earned after our contribution of these capital interests is no longer presented within principal investment income, instead it is presented as net realized and unrealized gains on investments of Consolidated Funds within our Condensed Consolidated Statements of Operations.
•Unrealized gains of $12.2 million and $17.4 million, respectively, from our investments in various digital infrastructure, Japanese real estate equity and private equity secondaries funds, partially offset by unrealized losses of $14.6 million from our investments in certain U.S. real estate equity funds for the nine months ended September 30, 2026.
The activity for the three and nine months ended September 30, 2025 was primarily attributable to:
•Dividend income of $7.9 million and $24.4 million, respectively, primarily generated from our investments in various funds within our real estate debt strategy.
•Unrealized gains of $19.6 million and $11.7 million, respectively, from our investments in various credit secondaries, private equity secondaries and infrastructure equity funds, partially offset by an unrealized loss of $11.9 million and $12.2 million, respectively, from a U.S. real estate equity fund. The nine months ended September 30, 2025 also included unrealized gains of $8.1 million from our investments in various U.S. direct lending funds.
•The activity for the nine months ended September 30, 2025 also included interest income of $7.7 million from newly admitted investors in an insurance fund, where capital account balances are reallocated from existing investors in exchange for interest to compensate for carrying costs.

Administrative, Transaction and Other Fees. The increases for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were driven by: (i) $7.9 million and $20.8 million, respectively, of higher property-related fees, mostly from higher property management fees earned as we expand these services across more properties and earn the fees for services that were previously provided by third parties; and (ii) $7.4 million and $27.1 million, respectively, of additional administrative service fees earned from new and existing private funds within our Credit Group, from our perpetual wealth funds and from funds acquired in the GCP Acquisition.

The increase for the three months ended September 30, 2026 compared to the same period in 2025 was partially offset by lower property-related fees of $6.1 million from funds acquired in the GCP Acquisition, attributable to lower leasing fees which vary based on the transaction and timing. While we recognized lower property-related fees from funds acquired in the GCP Acquisition this quarter, we recognized higher property-related fees of $18.2 million from these funds for the nine months ended September 30, 2026 compared to the same period in 2025.

Expenses

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Expenses of the Company
Compensation and benefits	$700,592	$659,835	$(40,757)	(6)%	$2,081,659	$1,960,669	$(120,990)	(6)%
Performance related compensation	173,620	404,095	230,475	57	633,883	761,434	127,551	17
General, administrative and other expenses	258,627	246,154	(12,473)	(5)	754,779	706,224	(48,555)	(7)
Total	$1,132,839	$1,310,084	177,245	14	$3,470,321	$3,428,327	(41,994)	(1)
Compensation and Benefits. The following table presents the components of change in compensation and benefits for the three and nine months ended September 30, 2026 compared to the same periods in 2025 ($ in millions):

	Three month change	Nine month change
Compensation and benefits
Cash-based compensation and benefits	$(14.7)	$(111.4)
Part I Fee compensation	(16.1)	(46.1)
Equity compensation expense	(26.9)	(86.1)
Acquisition-related:
Acquisition-related compensation expense	11.5	21.4
Acquisition-related equity compensation expense	5.4	101.2
Total	$(40.8)	$(121.0)
For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment.”
The increases in cash-based compensation and benefits reflected the continued growth in salary and benefits for our increased headcount. The nine months ended September 30, 2026 included $30.8 million of incremental expense, reflecting two additional months of activities from the operations that we acquired in connection with the GCP Acquisition. Full-time equivalent headcount increased by 13% to 4,393 professionals for the year-to-date period in 2026 from 3,891 professionals in 2025.
In addition, Part I Fee compensation increased over the comparative periods, corresponding to the increases in Part I Fees. We reduced Part I Fee compensation by $8.7 million and $7.0 million for the three months ended September 30, 2026 and 2025, respectively, and $21.9 million and $16.7 million for the nine months ended September 30, 2026 and 2025, respectively, to reclaim a portion of the supplemental distribution fees we paid.
Equity compensation increased over the comparative periods as a result of newly issued discretionary and bonus-related awards granted during the first quarter of 2026 at higher stock prices relative to previously granted awards.
In connection with the GCP Acquisition, we agreed to pay sellers and employees different forms of consideration. A portion of the consideration represented purchase price that was accounted for as compensation and included both cash and equity. Additionally, we committed to paying certain employees for services to be performed over the initial 12 months following the transaction close date. Acquisition-related compensation expense and acquisition-related equity compensation expense decreased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to (i) equity-based compensation expense of $108.8 million from awards issued that included a portion that immediately vested in the first quarter of 2025; and (ii) retention related payments to certain employees of $47.2 million that were settled in cash within the first year of the acquisition. Conversely, acquisition-related compensation expense recorded in connection with contingent earnout arrangements increased when compared to the prior year periods. See “Note 7. Commitments and Contingencies” within our unaudited condensed consolidated financial statements for a further description of these contingent earnout arrangements.
Performance Related Compensation. The majority of the changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees as described above.
General, Administrative and Other Expenses. The increases in general, administrative and other expenses for the three and nine months ended September 30, 2026 compared to the same periods in 2025 reflect growing headcount and fundraising activities and were driven by: (i) higher marketing costs of $5.5 million and $22.6 million, respectively, associated with program sponsorships and fund formation costs, as well as costs incurred during the second quarter of 2026 for our firmwide annual general meeting with limited partners (“AGM”); (ii) information technology of $9.2 million and $19.6 million, respectively, driven by data architecture and software and our growing headcount; and (iii) occupancy costs of $4.1 million and $9.2 million, respectively, to support our growing business, including the expansion of our New York headquarters.
The increase in general, administrative and other expenses for the nine months ended September 30, 2026 compared to the same period in 2025 was also attributable to higher professional service fees of $13.0 million, primarily from consulting fees to support various ongoing technology initiatives to enhance our operations. Conversely, placement fees decreased by $12.0 million, primarily due to placement fees recognized in the prior year period associated with new commitments to an opportunistic credit fund.
In addition, the increase in general, administrative and other expenses for the nine months ended September 30, 2026 included two additional months of activities from the operations that we acquired in connection with the GCP Acquisition, including: (i) operating costs of $13.2 million; and (ii) amortization expense of $17.1 million related to the intangible assets recorded in connection with the GCP Acquisition.
Acquisition-related costs generally precede a business combination, vary with the complexity of the transaction and may occur even when acquisitions are not successfully completed. Acquisition-related costs decreased by $38.8 million for the nine months ended September 30, 2026 compared to the same period in 2025. We incurred $35.3 million during the nine months ended September 30, 2025 related to the GCP Acquisition.
Other Income (Expense)

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other income (expense) of the Company
Net realized and unrealized gains (losses) on investments	$(147,437)	$188,420	$(335,857)	NM	$(71,338)	$201,396	$(272,734)	NM
Interest and dividend income	9,128	13,644	(4,516)	(33)	22,749	39,072	(16,323)	(42)
Interest expense	(58,506)	(46,315)	(12,191)	(26)	(161,461)	(126,277)	(35,184)	(28)
Other expense, net	(14,413)	(7,263)	(7,150)	(98)	(10,945)	(64,498)	53,553	83
Total	$(211,228)	$148,486	(359,714)	NM	$(220,995)	$49,693	(270,688)	NM

    Net Realized and Unrealized Gains (Losses) on Investments; Interest and Dividend Income. The activity for the three and nine months ended September 30, 2026 was primarily attributable to:
•Unrealized losses of $113.7 million and $3.8 million, respectively, from our investments in X‑Energy, Inc. (Nasdaq: XE), and unrealized losses of $22.5 million and $60.7 million, respectively, from our investments in KDK.
•Net gains of $12.0 million for the nine months ended September 30, 2026 from the settlement of foreign currency hedges during the second quarter of 2026, primarily related to capital interests we hold in Japanese real estate equity funds.
•Interest and dividend income primarily included: (i) dividend income of $2.0 million and $6.0 million, respectively, from our strategic investment in a Brazilian alternative asset manager; (ii) dividend income of $2.0 million and $3.9 million, respectively, from J-REIT, which pays dividends semi-annually; and (iii) income of $1.0 million and $3.6 million, respectively, from our investments in CLOs and CLO-based investments. We have contributed certain capital interests to structured financing vehicles that are presented as Consolidated Funds; therefore, any income earned after our contribution of these capital interests is no longer presented within interest and dividend income, instead it is presented as net realized and unrealized gains on investments and as interest and other income of Consolidated Funds within our Condensed Consolidated Statements of Operations.
The activity for the three and nine months ended September 30, 2025 was primarily attributable to:
•Unrealized gains of $169.5 million and $169.4 million, respectively, from our strategic investments in XE.
•Interest and dividend income primarily included: (i) dividend income of $2.0 million and $6.0 million, respectively, from our strategic investment in a Brazilian alternative asset manager; (ii) income of $1.4 million and $5.5 million, respectively, from our investments in CLOs and CLO-based investments; and (iii) the first semi-annual dividend of $2.1 million from J-REIT. The nine months ended September 30, 2025 also included $11.9 million of interest income earned from treasury-backed securities. These treasury-backed securities were sold in the first quarter of 2025 and the proceeds from the sale were used to fund the GCP Acquisition.

Interest Expense. Interest expense increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to (i) higher interest expense from our Credit Facility from higher average outstanding balance; (ii) interest expense from the Term Loan that was executed in March 2026; and (iii) higher interest expense from the subordinated notes resulting from an interest rate reset.

Other Expense, Net. The activities for the three and nine months ended September 30, 2026 and 2025 primarily included: (i) transaction gains (losses) associated with currency fluctuations impacting the revaluation of assets and liabilities denominated in foreign currencies other than an entity’s functional currency; and (ii) expense attributable to the remeasurement of fair value of contingent consideration that reflect our progress toward achieving the earnouts established in connection with the GCP Acquisition. See “Note 7. Commitments and Contingencies” within our unaudited condensed consolidated financial statements for a further description of these contingent earnout arrangements.

Other expense, net during the nine months ended September 30, 2026 also included a $37.3 million bargain purchase gain from the BlueCove Acquisition. A bargain purchase gain resulted from the fair value of the identifiable tangible and intangible assets acquired exceeding the purchase consideration. A portion of the purchase price payable to certain senior professionals is dependent upon the achievement of revenue targets and has been excluded from purchase consideration as it is subject to continued and future service.

Income Tax Expense

The majority of our Consolidated Funds are not subject to income tax as the funds’ investors are responsible for reporting their share of income or loss on a pass-through basis. Accordingly, the following discussion focuses on the change in income tax expense attributable to the Company:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Consolidated Company Entities
Income before taxes	$164,832	$581,681	$(416,849)	(72)%	$756,121	$946,970	$(190,849)	(20)%
Less: Income tax expense	36,666	108,709	72,043	66	162,829	184,493	21,664	12
Net income	$128,166	$472,972	(344,806)	(73)	$593,292	$762,477	(169,185)	(22)
The decreases in income tax expense were primarily attributable to lower pre-tax income allocable to AMC, partially offset by higher entity level taxes in foreign and local jurisdictions, and contributed to an overall decrease to the effective tax rate for the three and nine months ended September 30, 2026 compared to the same periods in 2025.
The allocation of taxable income is also sensitive to any changes in weighted average daily ownership as the income attributed to redeemable and non-controlling interests is generally passed through to partners and not subject to corporate income taxes. The following table summarizes weighted average daily ownership:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
AMC common stockholders	68.89%	67.29%	68.54%	66.71%
Non-controlling AOG unitholders	31.11	32.71	31.46	33.29
The changes in ownership compared to the prior year periods were primarily driven by the issuances of shares of Class A common stock in connection with the vesting of restricted unit awards and with exchanges of AOG Units.

Redeemable and Non-Controlling Interests

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net income	$205,392	$540,379	$(334,987)	(62)%	$771,406	$889,860	$(118,454)	(13)%
Less: Net income attributable to non-controlling interests in Consolidated Funds	77,226	67,407	9,819	15	178,114	127,383	50,731	40
Net income attributable to Ares Operating Group entities	128,166	472,972	(344,806)	(73)	593,292	762,477	(169,185)	(22)
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(71)	1,797	(1,868)	NM	661	1,839	(1,178)	(64)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	42,907	182,293	(139,386)	(76)	214,077	287,524	(73,447)	(26)
Net income attributable to Ares Management Corporation	85,330	288,882	(203,552)	(70)	378,554	473,114	(94,560)	(20)
Less: Series B mandatory convertible preferred stock dividends declared	25,313	25,313	—	—	75,938	75,938	—	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$60,017	$263,569	(203,552)	(77)	$302,616	$397,176	(94,560)	(24)

The changes in net income attributable to non-controlling interests in AOG entities compared to the prior year periods were primarily a result of the respective changes in ownership and in income before taxes of the Company, as presented above.
Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Expenses of the Consolidated Funds	$(15,689)	$1,868	$(17,557)	NM	$(26,647)	$(31,795)	$5,148	16%
Net realized and unrealized gains on investments of Consolidated Funds	227,694	180,255	47,439	26	538,106	396,413	141,693	36
Interest and other income of Consolidated Funds	132,478	130,821	1,657	1	297,046	452,783	(155,737)	(34)
Interest expense of Consolidated Funds	(192,179)	(156,703)	(35,476)	(23)	(435,135)	(455,081)	19,946	4
Income before taxes	152,304	156,241	(3,937)	(3)	373,370	362,320	11,050	3
Less: Income tax expense (benefit) of Consolidated Funds	(422)	3,183	3,605	NM	6,264	5,894	(370)	(6)
Net income	152,726	153,058	(332)	—	367,106	356,426	10,680	3
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	82,472	75,366	7,106	9	201,927	198,372	3,555	2
Other expense (income), net attributable to Ares Management Corporation eliminated upon consolidation	6,972	(10,285)	(17,257)	NM	12,935	(30,671)	(43,606)	NM
Net income attributable to non-controlling interests in Consolidated Funds	$77,226	$67,407	9,819	15	$178,114	$127,383	50,731	40
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

The following table sets forth FRE and RI by reportable segment and the OMG ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Fee Related Earnings
Credit Group	$521,397	$468,605	$52,792	11%	$1,497,286	$1,303,509	$193,777	15%
Real Assets Group	166,615	126,087	40,528	32	445,772	314,011	131,761	42
Secondaries Group	50,672	74,033	(23,361)	(32)	166,213	165,154	1,059	1
Private Equity Group	16,420	13,107	3,313	25	46,580	37,260	9,320	25
Other	5,167	6,294	(1,127)	(18)	18,192	15,527	2,665	17
Operations Management Group	(236,071)	(216,916)	(19,155)	(9)	(694,384)	(587,864)	(106,520)	(18)
Fee Related Earnings	$524,200	$471,210	52,990	11	$1,479,659	$1,247,597	232,062	19
Realized Income
Credit Group	$517,978	$474,572	$43,406	9%	$1,604,702	$1,342,005	$262,697	20%
Real Assets Group	149,135	112,051	37,084	33	404,308	297,296	107,012	36
Secondaries Group	50,007	72,317	(22,310)	(31)	162,902	160,703	2,199	1
Private Equity Group	13,989	10,581	3,408	32	44,748	33,666	11,082	33
Other	(6,366)	(29)	(6,337)	NM	(10,830)	10,083	(20,913)	NM
Operations Management Group	(234,601)	(213,983)	(20,618)	(10)	(691,451)	(584,506)	(106,945)	(18)
Realized Income	$490,142	$455,509	34,633	8	$1,514,379	$1,259,247	255,132	20

Income before provision for income taxes is the GAAP financial measure most comparable to RI. The following table presents the reconciliation of income before taxes as reported within the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and the OMG ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income before taxes	$241,636	$652,271	$940,499	$1,080,247
Adjustments:
Depreciation and amortization expense	60,574	65,956	180,717	177,365
Equity compensation expense	181,621	160,130	568,032	583,083
Acquisition-related compensation expense(1)	30,958	42,448	87,397	108,752
Acquisition and merger-related expense	2,110	5,427	4,046	42,826
Placement fee adjustment	(7,411)	(2,415)	(22,329)	(3,513)
Other expense, net	13,531	17,571	5,197	47,260
Income before taxes of non-controlling interests in consolidated subsidiaries	(7,575)	(3,861)	(22,056)	(14,649)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(76,804)	(70,590)	(184,378)	(133,277)
Total performance income—unrealized	(170,142)	(463,933)	(387,014)	(828,968)
Total performance related compensation—unrealized	105,921	330,960	311,091	579,241
Total net investment (income) loss—unrealized	115,723	(278,455)	33,177	(379,120)
Realized Income	490,142	455,509	1,514,379	1,259,247
Total performance income—realized	(31,300)	(24,559)	(385,177)	(205,561)
Total performance related compensation—realized	19,491	15,295	247,129	138,782
Total net investment loss—realized	45,867	24,965	103,328	55,129
Fee Related Earnings	$524,200	$471,210	$1,479,659	$1,247,597

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

Results of Operations by Segment

Credit Group—Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025
Fee Related Earnings
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Management fees	$713,941	$651,964	$61,977	10%	$2,102,064	$1,854,501	$247,563	13%
Fee related performance revenues	63,818	62,389	1,429	2	70,155	81,098	(10,943)	(13)
Other fees	17,066	13,471	3,595	27	50,013	37,431	12,582	34
Compensation and benefits	(222,751)	(212,709)	(10,042)	(5)	(577,488)	(537,661)	(39,827)	(7)
General, administrative and other expenses	(50,677)	(46,510)	(4,167)	(9)	(147,458)	(131,860)	(15,598)	(12)
Fee Related Earnings	$521,397	$468,605	52,792	11	$1,497,286	$1,303,509	193,777	15

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$2,102.1
$14.6
$27.0
$73.4
$435.5
$1,551.6
$1,854.5
$22.5
$74.1
$385.9
$1,372.0
$714.0
$5.4
$12.5
$24.5
$145.4
$526.2
$652.0
$6.1
$24.9
$137.7
$483.3
Q3 2026
Q3 2025
YTD Q3 2026
YTD Q3 2025

	Q3 2026	Q3 2025	YTD Q3 2026	YTD Q3 2025
Effective management fee rate	1.05%	1.10%	1.06%	1.10%
Part I Fees' contribution	0.21%	0.23%	0.22%	0.23%

Fees from funds in existence in both periods
Part I Fees
Fees from CLOs
Fees from funds that started paying fees after Q3 2025
Fees from BlueCove Acquisition
Fees from funds that no longer pay fees in Q3 2026

The following table presents the components of and causes for changes in the Credit Group’s management fees for the three and nine months ended September 30, 2026 compared to the prior year period ($ in millions):

	Three month change	Nine month change
Publicly-traded funds and perpetual wealth vehicles:
Base management fees from our open-ended European direct lending fund and ASIF, due to increases in FPAUM associated with fundraising	$11.4	$53.0
Part I Fees from our open-ended European direct lending fund and ASIF, driven by increases in net investment income from their growing portfolio of investments	15.0	59.7
Fees from our open-ended sports, media and entertainment opportunities fund, which began generating fees during the first quarter of 2026 following the expiration of its fee waiver	2.9	7.5
Fees from ARCC, due to an increase in the average size of its portfolio	1.5	15.9
Private commingled funds and SMAs:
Fees from SDL III, ACE VI, our open-ended core alternative credit fund, ASOF III and Pathfinder II, driven by capital deployment	34.7	111.7
Reduction in fees from SDL II, ACE IV, ACE V, Pathfinder I and ASOF I as these funds are past their investment periods	(14.2)	(40.6)
Fees from acquired BlueCove funds effective February 1, 2026	5.4	14.6
Cumulative effect of other changes	5.3	25.8
Total	$62.0	$247.6

The decreases in effective management fee rates for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were primarily attributable to increases in FPAUM from our liquid credit and alternative credit strategies, which have effective management fee rates lower than the average effective management fee rate of funds within the Credit Group.
Fee Related Performance Revenues. Fee related performance revenues for the three and nine months ended September 30, 2026 and 2025 were primarily attributable to incentive fees from an open-ended core alternative credit fund that has an annual measurement period in the third quarter. The three and nine months ended September 30, 2026 also included incentive fees from our open-ended sports, media and entertainment opportunities fund, which has a quarterly measurement period and a fee waiver that expired at the end of 2025. Fee related performance revenues for the nine months ended September 30, 2025 also included incentive fees from a European direct lending fund that crystallized a deferred payment during the first quarter of 2025 due to the restructuring of its hold back provisions.
Other Fees. The increases in other fees for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were primarily driven by: (i) higher administrative service fees of $1.8 million and $7.7 million, respectively, which are earned on invested capital from certain private funds; and (ii) higher capital markets transaction fees of $1.9 million and $6.0 million, respectively, reflecting increased transaction volumes.
Compensation and Benefits. The increases in compensation and benefits for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were primarily driven by: (i) higher Part I Fee compensation of $9.2 million and $39.2 million, respectively, corresponding to the increases in Part I Fees; and (ii) higher salary expenses of $2.4 million and $7.6 million, respectively, primarily attributable to headcount growth. The increase in compensation and benefits for the nine months ended September 30, 2026 compared to the same period in 2025 was partially offset by lower fee related performance compensation of $11.4 million primarily due to lower fee related performance revenues from a European direct lending fund that crystallized a deferred payment during the first quarter of 2025 due to the restructuring of its hold back provisions. In order to reclaim a portion of the supplemental distribution fees we paid, we reduced: (i) Part I Fee compensation by $2.3 million and $6.0 million for the three months ended September 30, 2026 and 2025, respectively, and $7.5 million and $15.7 million for the nine months ended September 30, 2026 and 2025, respectively; and (ii) fee related performance compensation by $0.2 million and $2.5 million for the three and nine months ended September 30, 2026, respectively.

Full-time equivalent headcount increased by 7% to 751 investment and investment support professionals for the year-to-date period in 2026 from 701 professionals in 2025 primarily due to the impact of the BlueCove Acquisition and also to support our growing direct lending and alternative credit platforms.
General, Administrative and Other Expenses. The increases in general, administrative and other expenses for the three and nine months ended September 30, 2026 compared to the same periods in 2025 reflect growing headcount, as well as marketing costs, including costs incurred during the second quarter of 2026 for our firmwide AGM event. The increase for the nine months ended September 30, 2026 compared to the same period in 2025 was also driven by higher placement fees of $2.8 million primarily due to commitments to our seventh Asian special situations fund.

While we continue to develop our distribution relationships and expand our European wealth product offerings, supplemental distribution fees decreased over the comparative periods by $4.9 million and $10.1 million, respectively, primarily driven by lower sales in ASIF and our open-ended European direct lending fund.

Realized Income

The following table presents the components of the Credit Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Fee Related Earnings	$521,397	$468,605	$52,792	11%	$1,497,286	$1,303,509	$193,777	15%
Performance income—realized	3,538	19,438	(15,900)	(82)	298,188	95,465	202,723	212
Performance related compensation—realized	(1,922)	(11,421)	9,499	83	(184,262)	(58,927)	(125,335)	(213)
Realized net performance income	1,616	8,017	(6,401)	(80)	113,926	36,538	77,388	212
Investment income (loss)—realized	(3,114)	2,095	(5,209)	NM	234	11,570	(11,336)	(98)
Interest income	297	577	(280)	(49)	1,619	6,132	(4,513)	(74)
Interest expense	(2,218)	(4,722)	2,504	53	(8,363)	(15,744)	7,381	47
Realized net investment income (loss)	(5,035)	(2,050)	(2,985)	146	(6,510)	1,958	(8,468)	NM
Realized Income	$517,978	$474,572	43,406	9	$1,604,702	$1,342,005	262,697	20

The Credit Group’s realized activities were principally composed of and caused by the following:

Three months ended September 30, 2026	Three months ended September 30, 2025
Realized net performance income
•No significant activities
Carried interest:
•Distributions of $1.3 million from an alternative credit fund, which is a European-style waterfall fund that is past its investment period and monetizing investments
Incentive fees:
•$4.6 million from an alternative credit fund that crystallized in connection with a loan repayment

Realized investment income and interest income
•Realized losses of $3.3 million from lower return expectations in connection with a CLO-based investment	•Income of $2.5 million generated from our investments in 11 CLOs and CLO-based investments

Nine months ended September 30, 2026	Nine months ended September 30, 2025
Realized net performance income
Carried interest:
•Distribution of $47.4 million from ACE V following the end of its investment period in 2025
•Tax distributions of $8.0 million, primarily from ACE V
Incentive fees:
•Distribution of $53.9 million from SDL I in connection with the sale of its remaining assets to a continuation vehicle

Carried interest:
•Tax distributions of $14.0 million primarily from ACE IV, ACE V and Pathfinder I
•Distributions of $10.6 million from two alternative credit funds, which are European-style waterfall funds that are past their investment periods and monetizing investments
Incentive fees:
•$4.6 million from an alternative credit fund that crystallized in connection with a loan repayment
•$4.4 million from two alternative credit funds that have annual measurement periods in the second quarter and from a U.S. direct lending fund

Realized investment income and interest income
•No significant activities	•Income of $9.2 million generated from our investments in 14 CLOs and CLO-based investments
Interest expense is allocated among our segments primarily based on the cost basis of our balance sheet investments and the cost of acquisitions. We have contributed certain capital interests to structured financing vehicles, which are reflected within our Other segment results; therefore, the cost basis of our Credit Group’s investments during the current year periods was lower than the comparative periods. As a result, interest expense allocated to the Credit Group decreased for the three and nine months ended September 30, 2026 compared to the same periods in 2025.

Credit Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of September 30, 2026			As of December 31, 2025
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
Pathfinder I	$236.8	$201.3	$35.5	$216.3	$183.9	$32.4
Pathfinder II	260.3	203.7	56.6	134.7	105.4	29.3
ASOF I	270.7	200.4	70.3	276.4	204.6	71.8
ASOF II	387.7	271.9	115.8	324.6	227.3	97.3
ACE IV	171.5	111.6	59.9	185.7	120.5	65.2
ACE V	242.3	152.7	89.6	347.6	218.9	128.7
ACE VI	296.8	187.1	109.7	190.3	119.7	70.6
PCS I	153.5	90.7	62.8	150.5	88.9	61.6
PCS II	284.8	168.3	116.5	262.6	155.5	107.1
Other Credit funds	278.8	171.2	107.6	246.0	149.1	96.9
Total Credit Group	$2,583.2	$1,758.9	$824.3	$2,334.7	$1,573.8	$760.9

The following table presents the change in accrued performance income for the Credit Group ($ in millions):

		As of December 31, 2025	Activity during the period			As of September 30, 2026
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
Pathfinder I	European	$216.3	$20.5	$—	$—	$236.8
Pathfinder II	European	134.7	125.6	—	—	260.3
ASOF I	European	276.4	(3.0)	(2.7)	—	270.7
ASOF II	European	324.6	63.1	—	—	387.7
ACE IV	European	185.7	(13.1)	(1.1)	—	171.5
ACE V	European	347.6	36.0	(144.0)	2.7	242.3
ACE VI	European	190.3	106.5	—	—	296.8
PCS I	European	150.5	3.0	—	—	153.5
PCS II	European	262.6	21.8	—	0.4	284.8
Other Credit funds	European	220.3	29.0	—	(0.3)	249.0
Other Credit funds	American	25.7	10.1	(3.0)	(3.0)	29.8
Total accrued carried interest		2,334.7	399.5	(150.8)	(0.2)	2,583.2
SDL I	Incentive	—	138.5	(138.5)	—	—
Other credit funds	Incentive	—	8.9	(8.9)	—	—
Total Credit Group		$2,334.7	$546.9	$(298.2)	$(0.2)	$2,583.2

Credit Group—Assets Under Management

The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 6/30/2026	$61,969	$59,133	$21,385	$196,740	$88,985	$12,332	$—	$440,544
New par/equity commitments	928	2,527	175	1,943	388	410	—	6,371
New debt commitments	1,329	350	—	5,275	1,878	—	—	8,832
Capital reductions	(769)	—	—	(2,817)	(246)	(6)	—	(3,838)
Distributions	(32)	(183)	(940)	(1,446)	(1,978)	(256)	—	(4,835)
Redemptions	(954)	(21)	—	(755)	(133)	—	—	(1,863)
Net allocations among investment strategies	(6)	(189)	—	(30)	—	—	30	(195)
Change in fund value	(221)	538	192	781	(202)	160	—	1,248
Balance at 9/30/2026	$62,244	$62,155	$20,812	$199,691	$88,692	$12,640	$30	$446,264

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other	Total Credit Group
Balance at 6/30/2025	$48,820	$43,716	$17,985	$174,244	$81,291	$11,050	$—	$377,106
New par/equity commitments	2,780	2,466	937	3,910	1,380	6	—	11,479
New debt commitments	77	200	—	4,177	3,346	—	—	7,800
Capital reductions	(2,189)	(434)	(175)	(1,394)	(50)	(6)	—	(4,248)
Distributions	(40)	(358)	(279)	(1,673)	(1,307)	(12)	—	(3,669)
Redemptions	(396)	(123)	—	(615)	(68)	—	—	(1,202)
Net allocations among investment strategies	—	440	—	—	—	—	—	440
Change in fund value	293	804	547	1,664	301	139	—	3,748
Balance at 9/30/2025	$49,345	$46,711	$19,015	$180,313	$84,893	$11,177	$—	$391,454

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2025	$53,061	$48,060	$19,841	$189,610	$84,662	$11,557	$75	$406,866
Acquisitions	5,544	—	—	—	—	—	—	5,544
New par/equity commitments	4,461	12,752	1,777	5,294	5,054	1,495	—	30,833
New debt commitments	2,971	639	—	20,210	4,594	—	—	28,414
Capital reductions	(1,610)	(91)	—	(8,649)	(631)	(6)	—	(10,987)
Distributions	(172)	(936)	(1,329)	(6,135)	(4,132)	(622)	—	(13,326)
Redemptions	(1,910)	(21)	—	(2,292)	(422)	—	—	(4,645)
Net allocations among investment strategies	(4)	85	—	(178)	—	—	(45)	(142)
Change in fund value	(97)	1,667	523	1,831	(433)	216	—	3,707
Balance at 9/30/2026	$62,244	$62,155	$20,812	$199,691	$88,692	$12,640	$30	$446,264

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Other(1)	Total Credit Group
Balance at 12/31/2024	$46,895	$41,565	$14,964	$159,129	$74,560	$11,470	$275	$348,858
New par/equity commitments	4,517	3,336	4,448	9,821	4,158	64	—	26,344
New debt commitments	2,494	200	350	15,392	3,346	—	—	21,782
Capital reductions	(4,587)	(711)	(351)	(3,640)	(2,121)	(114)	—	(11,524)
Distributions	(400)	(1,535)	(1,382)	(4,162)	(3,740)	(719)	—	(11,938)
Redemptions	(1,330)	(123)	—	(1,006)	(68)	—	—	(2,527)
Net allocations among investment strategies	—	1,935	—	278	—	—	(278)	1,935
Change in fund value	1,756	2,044	986	4,501	8,758	476	3	18,524
Balance at 9/30/2025	$49,345	$46,711	$19,015	$180,313	$84,893	$11,177	$—	$391,454

(1) Amounts represent equity commitments to the platform that have not yet been allocated to an investment strategy.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $446.2	AUM: $391.5

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $2.4 billion and $2.1 billion of non-fee paying AUM from our general partner and employee commitments as of September 30, 2026 and 2025, respectively.

Credit Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 6/30/2026	$59,861	$38,896	$10,162	$104,191	$48,368	$4,642	$266,120
Commitments	2,178	—	—	1,958	284	54	4,474
Deployment/increase in leverage	—	2,370	1,294	2,398	2,105	319	8,486
Capital reductions	(733)	—	—	(2,094)	(784)	—	(3,611)
Distributions	(32)	(60)	(1,092)	(2,011)	(762)	(482)	(4,439)
Redemptions	(953)	—	—	(755)	(133)	—	(1,841)
Net allocations among investment strategies	(6)	—	—	—	—	—	(6)
Change in fund value	91	20	—	573	(308)	1	377
Change in fee basis	—	—	(105)	—	490	1,226	1,611
Balance at 9/30/2026	$60,406	$41,226	$10,259	$104,260	$49,260	$5,760	$271,171

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 6/30/2025	$46,629	$31,581	$8,783	$93,940	$41,905	$5,315	$228,153
Commitments	3,782	—	—	3,073	1,274	—	8,129
Deployment/increase in leverage	13	2,292	505	4,512	2,278	288	9,888
Capital reductions	(2,189)	—	—	(434)	(378)	—	(3,001)
Distributions	(40)	(594)	(133)	(2,352)	(864)	(80)	(4,063)
Redemptions	(397)	(123)	—	(197)	(68)	—	(785)
Net allocations among investment strategies	—	669	—	—	—	—	669
Change in fund value	181	—	—	901	(246)	(79)	757
Change in fee basis	(11)	—	—	—	432	—	421
Balance at 9/30/2025	$47,968	$33,825	$9,155	$99,443	$44,333	$5,444	$240,168

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2025	$51,958	$35,303	$9,821	$102,310	$45,095	$5,329	$249,816
Acquisitions	5,495	—	—	—	—	—	5,495
Commitments	6,687	—	—	5,120	2,019	581	14,407
Deployment/increase in leverage	7	5,728	2,414	12,181	6,604	590	27,524
Capital reductions	(1,587)	—	—	(6,272)	(1,691)	(86)	(9,636)
Distributions	(169)	(815)	(1,158)	(8,099)	(1,616)	(935)	(12,792)
Redemptions	(1,894)	—	—	(2,355)	(422)	—	(4,671)
Net allocations among investment strategies	(4)	1,049	—	12	—	—	1,057
Change in fund value	(87)	(39)	—	951	(1,219)	8	(386)
Change in fee basis	—	—	(818)	412	490	273	357
Balance at 9/30/2026	$60,406	$41,226	$10,259	$104,260	$49,260	$5,760	$271,171

	Liquid Credit	Alternative Credit	Opportunistic Credit	U.S. Direct Lending	European Direct Lending	APAC Credit	Total Credit Group
Balance at 12/31/2024	$44,629	$29,384	$7,899	$86,415	$35,786	$5,032	$209,145
Commitments	8,428	10	—	9,265	2,724	38	20,465
Deployment/increase in leverage	22	4,457	1,957	11,035	5,826	1,297	24,594
Capital reductions	(4,595)	—	—	(2,747)	(793)	(77)	(8,212)
Distributions	(409)	(2,224)	(701)	(6,091)	(2,504)	(739)	(12,668)
Redemptions	(1,318)	(123)	—	(588)	(148)	—	(2,177)
Net allocations among investment strategies	—	2,293	—	—	—	—	2,293
Change in fund value	1,222	28	—	2,154	3,342	(76)	6,670
Change in fee basis	(11)	—	—	—	100	(31)	58
Balance at 9/30/2025	$47,968	$33,825	$9,155	$99,443	$44,333	$5,444	$240,168

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $271.2	FPAUM: $240.2

Invested capital	NAV/fair value(1)	Collateral balances (at par)	Capital commitments

(1)Includes $62.2 billion and $58.7 billion from funds that primarily invest in illiquid strategies as of September 30, 2026 and 2025, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of September 30, 2026

ARCC contributed approximately 28% of the Credit Group’s total management fees for the nine months ended September 30, 2026. In addition, the Credit Group’s other significant funds, which are presented in the tables below, collectively contributed approximately 43% of the Credit Group’s management fees for the nine months ended September 30, 2026.

    The following table presents the performance data for our significant perpetual capital funds in the Credit Group as of September 30, 2026 ($ in millions):

				Returns(%)
	Primary Investment Strategy	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)
Fund				Gross	Net	Gross	Net	Gross	Net
ARCC(2)	U.S. Direct Lending	2004	$36,361	N/A	2.3	N/A	4.2	N/A	11.8
CADC(3)	U.S. Direct Lending	2017	8,187	N/A	1.5	N/A	1.0	N/A	6.5
Open-ended core alternative credit fund(4)	Alternative Credit	2021	9,936	2.0	1.3	7.8	5.5	11.7	8.6
ASIF(3)	U.S. Direct Lending	2023	26,346	N/A	2.4	N/A	4.4	N/A	9.9
Open-ended European direct lending fund(5)	European Direct Lending	2024	10,501	N/A	1.7	N/A	4.7	N/A	8.6

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
(4)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. The fund is made up of a Main Class (“Class M”) and a Constrained Class (“Class C”). Class M includes investors electing to participate in all investments and Class C includes investors electing to be excluded from exposure to liquid investments. Returns presented in the table are for onshore Class M. The current quarter gross and net returns for Class M (offshore) are 2.1% and 1.1%, respectively. The year-to-date gross and net returns for Class M (offshore) are 7.8% and 5.0%, respectively. The since inception gross and net returns for Class M (offshore) are 11.6% and 8.2%, respectively. The current quarter gross and net returns for Class C (offshore) are 1.9% and 1.1%, respectively. The year-to-date gross and net returns for Class C (offshore) are 7.2% and 4.8%, respectively. The since inception gross and net returns for Class C (offshore) are 11.1% and 7.9%, respectively. Metrics for the rated note feeder funds are not shown separately.
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

The following table presents the performance data of the Credit Group’s significant drawdown funds as of September 30, 2026 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
ASOF II	Opportunistic Credit	2021	$8,340	$7,128	$6,303	$1,552	$7,108	$8,660	1.5x	1.4x	15.6	11.3
ACE VI Unlevered(7)	European Direct Lending	2022	24,413	7,439	4,164	461	4,251	4,712	1.2x	1.1x	11.6	8.5
ACE VI Levered(7)				9,667	5,412	834	5,656	6,490	1.3x	1.2x	16.9	12.2
SDL III Unlevered(8)	U.S. Direct Lending	2023	31,205	3,311	1,689	166	1,706	1,872	1.1x	1.1x	10.8	8.1
SDL III Levered				11,959	6,891	870	7,030	7,900	1.2x	1.2x	18.4	12.9
Pathfinder II	Alternative Credit	2023	7,835	6,612	4,221	302	4,946	5,248	1.3x	1.2x	22.3	15.6
Funds Harvesting Investments
ACE V Unlevered(9)	European Direct Lending	2020	15,810	7,026	5,650	2,304	5,016	7,320	1.4x	1.3x	9.4	6.9
ACE V Levered(9)				6,376	5,126	3,433	3,938	7,371	1.5x	1.4x	13.0	9.4
PCS II	U.S. Direct Lending	2020	6,615	5,114	4,053	1,645	3,998	5,643	1.5x	1.3x	11.9	8.3
SDL II Unlevered	U.S. Direct Lending	2021	12,965	1,989	1,700	896	1,261	2,157	1.3x	1.3x	10.6	8.4
SDL II Levered				6,047	4,924	3,584	3,198	6,782	1.5x	1.4x	16.2	12.2

(1)For funds other than our opportunistic credit funds, realized value represents the sum of all cash distributions to all partners and, if applicable, excludes tax and incentive distributions made to the general partner. For our opportunistic credit funds, realized value represents the sum of all cash distributions to the fee-paying limited partners and, if applicable, excludes tax and incentive distributions made to the general partner.
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
(4)The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and, if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The net MoIC is after giving effect to management fees and carried interest, other expenses and credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
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
(7)ACE VI is made up of six parallel funds, four denominated in Euros and two denominated in GBP: ACE VI (E) Unlevered, ACE VI (E) II Unlevered, ACE VI (G) Unlevered, ACE VI (E) Levered, ACE VI (E) II Levered and ACE VI (G) Levered, and three feeder funds: ACE VI (D) Levered, ACE VI (Y) Unlevered and ACE VI (D) Rated Notes. ACE VI (E) II Levered includes ACE VI (D) Levered feeder fund and ACE VI (E) II Unlevered includes ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR and gross and net MoIC presented in the table are for ACE VI (E) Unlevered and ACE VI (E) Levered. Metrics for ACE VI (E) II Levered exclude the ACE VI (D) Levered feeder fund and metrics for ACE VI (E) II Unlevered exclude ACE VI (Y) Unlevered and ACE VI (D) Rated Notes feeder funds. The gross and net IRR for ACE VI (G) Unlevered are 13.5% and 9.8%, respectively. The gross and net MoIC for ACE VI (G) Unlevered are 1.2x and 1.2x, respectively. The gross and net IRR for ACE VI (G) Levered are 21.0% and 12.7%, respectively. The gross and net MoIC for ACE VI (G) Levered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE VI (E) II Unlevered are 11.6% and 8.4%, respectively. The gross and net MoIC for ACE VI (E) II Unlevered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE VI (E) II Levered are 17.3% and 12.9%, respectively. The gross and net MoIC for ACE VI (E) II Levered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE VI (D) Levered are 19.7% and 15.2%, respectively. The gross and net MoIC for ACE VI (D) Levered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE VI (Y) Unlevered are 9.6% and 6.5%, respectively. The gross and net MoIC for ACE VI (Y) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE VI (D) Rated Notes are 18.8% and 13.0%, respectively. The gross and net MoIC for ACE VI (D) Rated Notes are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE VI Unlevered and ACE VI Levered are for the combined levered and unlevered parallel funds and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.
(8)SDL III Unlevered includes investor commitments in three currencies: U.S. Dollars, GBP and Yen. The gross and net IRR and MoIC presented in the table are for investors committed in U.S. Dollars. The gross and net IRR for investors committed in GBP are 11.2% and 8.6%, respectively. The gross and net MoIC for investors committed in GBP are 1.2x and 1.1x, respectively. The gross and net IRR for investors committed in Yen are 6.9% and 4.1%, respectively. The gross and net MoIC for investors committed in Yen are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for SDL III Unlevered are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

(9)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in GBP: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered and ACE V (G) Levered, and two feeder funds: ACE V (D) Levered and ACE V (Y) Unlevered. ACE V (E) Levered includes the ACE V (D) Levered feeder fund and ACE V (E) Unlevered includes the ACE V (Y) Unlevered feeder fund. The gross and net IRR and gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Levered exclude the ACE V (D) Levered feeder fund and metrics for ACE V (E) Unlevered exclude the ACE V (Y) Unlevered feeder fund. The gross and net IRR for ACE V (G) Unlevered are 11.1% and 8.3%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.5x and 1.4x, respectively. The gross and net IRR for ACE V (G) Levered are 14.4% and 10.2%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.6x and 1.4x, respectively. The gross and net IRR for ACE V (D) Levered are 13.6% and 10.0%, respectively. The gross and net MoIC for ACE V (D) Levered are 1.6x and 1.4x, respectively. The gross and net IRR for ACE V (Y) Unlevered are 9.7% and 6.8%, respectively. The gross and net MoIC for ACE V (Y) Unlevered are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Real Assets Group—Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025

Fee Related Earnings
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Management fees	$229,503	$177,655	$51,848	29%	$628,719	$484,032	$144,687	30%
Fee related performance revenues	9,271	5,904	3,367	57	12,226	6,051	6,175	102
Other fees	58,722	55,556	3,166	6	167,792	125,494	42,298	34
Compensation and benefits	(87,975)	(85,513)	(2,462)	(3)	(248,826)	(222,504)	(26,322)	(12)
General, administrative and other expenses	(42,906)	(27,515)	(15,391)	(56)	(114,139)	(79,062)	(35,077)	(44)
Fee Related Earnings	$166,615	$126,087	40,528	32	$445,772	$314,011	131,761	42

Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

$628.7
$4.1
$7.1
$36.9
$174.1
$406.5
$484.0
$6.3
$7.0
$1.6
$140.5
$328.6
$229.5
$3.6
$23.6
$57.7
$144.6
$177.7
$1.2
$2.0
$1.6
$58.3
$114.6
Q3 2026
Q3 2025
YTD Q3 2026
YTD Q3 2025
Effective management fee rate 1.01% 0.87% 0.94% 0.89%
Part I Fees' contribution 0.10% 0.01% 0.06% 0.01%
Fees from funds in existence in both periods
Fees from GCP Acquisition
Part I Fees
Fees from funds that started paying fees after Q3 2025
Catch-up fees
Fees from funds that no longer pay fees in Q3 2026

The following table presents the components of and causes for changes in the Real Assets Group’s management fees for the three and nine months ended September 30, 2026 compared to the prior year ($ in millions):

	Three month change	Nine month change
Perpetual wealth funds:
Base management fees from our open-ended core infrastructure fund; our diversified non-traded REIT; and our industrial non-traded REIT, driven by additional capital raised	$24.1	$54.6
Part I Fees from our open-ended core infrastructure fund, driven by an increase in net investment income from its growing portfolio of investments	21.9	35.2
Fees from acquisitions:
Fees from funds acquired in the GCP Acquisition, including catch-up fees from USLP V	(0.1)	31.4
Capital commitments to private commingled funds:
Fees from US XI and EPEP IV, excluding catch-up fees	5.8	16.3
Cumulative effect of other changes	0.1	7.2
Total	$51.8	$144.7

The increases in effective management fee rates for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were primarily driven by additional capital raised and Part I Fees generated by our open-ended core infrastructure fund. For the nine months ended September 30, 2026 compared to the same period in 2025, the increase was partially offset by lower effective management fee rates from funds that we manage as a result of the GCP Acquisition. Due to the vertically integrated focus of the acquired platform following the GCP Acquisition, the size and composition of other fees earned from certain funds has increased relative to management fees.
Fee Related Performance Revenues. Fee related performance revenues for the three and nine months ended September 30, 2026 were primarily attributable to incentive fees earned from our Japanese open-ended industrial real estate equity fund based on performance over three-year measurement periods and, to lesser extent, incentive fees earned from our U.S. open-ended industrial real estate equity fund that crystallizes fees by investor based on performance over three-year measurement periods.
Other Fees. The increases in other fees for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were driven by: (i) higher property management fees of $3.7 million and $13.3 million, respectively, as we expand these services across more properties and earn the fees for services that were previously provided by third-parties; (ii) higher development fees of $3.6 million and $5.7 million, respectively, from our U.S. real estate equity funds; and (iii) higher administrative service fees of $0.8 million and $3.5 million, respectively, from funds acquired in the GCP Acquisition.

The increase for the three months ended September 30, 2026 compared to the same period in 2025 was partially offset by lower property-related fees of $6.8 million from funds acquired in the GCP Acquisition, attributable to lower leasing fees which vary based on the transaction and timing. While we recognized lower property-related fees from funds acquired in the GCP Acquisition this quarter, we recognized higher property-related fees of $15.1 million from these funds for the nine months ended September 30, 2026 compared to the same period in 2025.

Compensation and Benefits. The increases in compensation and benefits for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were driven by: (i) Part I Fee compensation of $6.9 million recognized for the first time during the most recent quarter; and (ii) higher salary expenses of $3.0 million and $2.4 million, respectively, primarily attributable to headcount growth; partially offset by (iii) lower fee related performance compensation of $3.1 million and $1.6 million, respectively, corresponding to the decreases in fee related performance revenues from our U.S. open-ended industrial real estate equity fund. We reduced Part I Fee compensation by $6.4 million and $14.4 million, respectively, for the three and nine months ended September 30, 2026, and by $1.0 million for both the three and nine months ended September 30, 2025, to reclaim a portion of the supplemental distribution fees we paid.
In addition, the increase in compensation and benefits for the nine months ended September 30, 2026 included $19.9 million from two additional months of activities from the operations that we acquired in connection with the GCP Acquisition.
Full-time equivalent headcount increased by 21% to 1,041 investment and investment support professionals for the year-to-date period in 2026 from 860 professionals for the same period in 2025, including the impact from the GCP Acquisition of 112 full-time equivalents.
General, Administrative and Other Expenses. The increases in general, administrative and other expenses for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were driven by: (i) higher supplemental distribution fees of $8.8 million and $18.7 million, respectively, due to the expansion of our distribution relationships for our open-ended core infrastructure fund; (ii) higher marketing costs of $2.0 million and $3.3 million, respectively, largely attributable to fund formation costs for US XI that exceeded amounts contractually recoverable from the fund and to investor events, including costs incurred during the second quarter of 2026 for our firmwide AGM event; and (iii) higher information technology and occupancy costs of $2.8 million and $2.5 million, respectively, to support our growing headcount.
In addition, the increase in general, administrative and other expenses for the nine months ended September 30, 2026 was also attributable to $9.4 million from two additional months of activities from the operations that we acquired in connection with the GCP Acquisition.
Realized Income

The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)

	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Fee Related Earnings	$166,615	$126,087	$40,528	32%	$445,772	$314,011	$131,761	42%
Performance income—realized	22,788	1,200	21,588	NM	40,397	70,186	(29,789)	(42)
Performance related compensation—realized	(14,077)	(769)	(13,308)	NM	(24,879)	(49,893)	25,014	50
Realized net performance income	8,711	431	8,280	NM	15,518	20,293	(4,775)	(24)
Investment income—realized	8,982	10,415	(1,433)	(14)	40,861	24,878	15,983	64
Interest income	175	1,639	(1,464)	(89)	660	4,922	(4,262)	(87)
Interest expense	(35,348)	(26,521)	(8,827)	(33)	(98,503)	(66,808)	(31,695)	(47)
Realized net investment loss	(26,191)	(14,467)	(11,724)	81	(56,982)	(37,008)	(19,974)	(54)
Realized Income	$149,135	$112,051	37,084	33	$404,308	$297,296	107,012	36

The Real Assets Group’s realized activities were principally composed of and caused by the following:

Three months ended September 30, 2026	Three months ended September 30, 2025
Realized net performance income
Carried interest: •Distributions of $7.7 million from US IX and US VIII, which are both European-style waterfall funds that are past their investment periods and monetizing investments	•No significant activities
Realized investment income and interest income
•Income of $3.7 million from our Japanese real estate equity funds that pay dividends semi-annually •Income of $2.8 million from a real estate debt fund	•Income of $7.9 million from our APAC real estate equity and real estate debt funds •Income of $2.2 million from US VIII

Nine months ended September 30, 2026	Nine months ended September 30, 2025
Realized net performance income
Carried interest:
•Distributions of $11.0 million from US IX and US VIII, which are both European-style waterfall funds that are past their investment periods and monetizing investments
•Distributions of $2.5 million from a European real estate equity fund

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

Realized investment income and interest income
•Realized gains of $23.9 million from the settlement of foreign currency hedges, primarily related to capital interests we hold in Japanese real estate equity funds
•Income of $7.2 million from our Japanese real estate equity funds that pay dividends semi-annually
•Income of $3.0 million from a real estate debt fund
•Income of $15.8 million from our APAC real estate equity and real estate debt funds •Income of $3.5 million from US VIII

Interest expense increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to a higher average outstanding balance of our Credit Facility and interest expense for the Term Loan that was executed in March 2026. In addition, financing costs to complete the GCP Acquisition resulted in a greater allocation of interest expense to the Real Assets Group and the current year period reflected two additional months of interest expense that was allocated based on capital used to finance the GCP Acquisition.

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of September 30, 2026			As of December 31, 2025
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US IX	$64.9	$40.3	$24.6	$85.0	$52.7	$32.3
IDF V	207.0	128.2	78.8	172.5	106.9	65.6
EIF V	98.9	73.9	25.0	93.6	70.0	23.6
ACIP I	95.9	66.1	29.8	84.8	58.2	26.6
JDC I	85.1	72.3	12.8	26.0	22.1	3.9
Other Real Assets funds	204.1	132.0	72.1	125.1	82.5	42.6
Total Real Assets Group	$755.9	$512.8	$243.1	$587.0	$392.4	$194.6

The following table presents the change in accrued performance income for the Real Assets Group ($ in millions):

		As of December 31, 2025	Activity during the period			As of September 30, 2026
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US IX	European	$85.0	$(4.3)	$(15.8)	$—	$64.9
IDF V	European	172.5	41.5	—	(7.0)	207.0
EIF V	European	93.6	5.3	—	—	98.9
ACIP I	European	84.8	11.1	—	—	95.9
JDC I	European	26.0	58.5	—	0.6	85.1
Other Real Assets funds	European	89.1	93.5	(18.6)	(0.5)	163.5
Other Real Assets funds	American	36.0	10.5	(6.0)	0.1	40.6
Total Real Assets Group		$587.0	$216.1	$(40.4)	$(6.8)	$755.9

Real Assets Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 6/30/2026	$121,335	$29,895	$151,230
New equity commitments	2,687	5,160	7,847
New debt commitments	3,206	191	3,397
Capital reductions	(572)	—	(572)
Distributions	(1,486)	(624)	(2,110)
Redemptions	(391)	(12)	(403)
Net allocations among investment strategies	182	236	418
Change in fund value	1,422	369	1,791
Balance at 9/30/2026	$126,383	$35,215	$161,598

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 6/30/2025	$108,650	$21,124	$129,774
New equity commitments	1,698	1,649	3,347
New debt commitments	1,096	377	1,473
Capital reductions	(883)	—	(883)
Distributions	(741)	(531)	(1,272)
Redemptions	(226)	(366)	(592)
Net allocations among investment strategies	(133)	258	125
Change in fund value	39	343	382
Balance at 9/30/2025	$109,500	$22,854	$132,354

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2025	$113,745	$25,343	$139,088
New equity commitments	10,573	9,193	19,766
New debt commitments	6,770	691	7,461
Capital reductions	(1,796)	—	(1,796)
Distributions	(4,165)	(1,762)	(5,927)
Redemptions	(1,037)	(33)	(1,070)
Net allocations among investment strategies	410	538	948
Change in fund value	1,883	1,245	3,128
Balance at 9/30/2026	$126,383	$35,215	$161,598

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2024	$58,246	$17,052	$75,298
Acquisitions	43,273	2,008	45,281
New equity commitments	3,869	4,035	7,904
New debt commitments	5,162	544	5,706
Capital reductions	(2,035)	—	(2,035)
Distributions	(2,591)	(1,859)	(4,450)
Redemptions	(516)	(366)	(882)
Net allocations among investment strategies	(239)	413	174
Change in fund value	4,331	1,027	5,358
Balance at 9/30/2025	$109,500	$22,854	$132,354

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $161.6	AUM: $132.4

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $2.1 billion and $1.4 billion of non-fee paying AUM from our general partner and employee commitments as of September 30, 2026 and 2025, respectively.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 6/30/2026	$71,917	$16,697	$88,614
Commitments	872	2,743	3,615
Deployment/increase in leverage	1,437	745	2,182
Capital reductions	(242)	—	(242)
Distributions	(1,048)	(1,151)	(2,199)
Redemptions	(391)	(12)	(403)
Net allocations among investment strategies	199	245	444
Change in fund value	520	135	655
Change in fee basis	(1,059)	—	(1,059)
Balance at 9/30/2026	$72,205	$19,402	$91,607

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 6/30/2025	$67,192	$12,303	$79,495
Commitments	1,695	1,116	2,811
Deployment/increase in leverage	850	610	1,460
Capital reductions	(774)	—	(774)
Distributions	(541)	(1,163)	(1,704)
Redemptions	(226)	(366)	(592)
Net allocations among investment strategies	(133)	258	125
Change in fund value	7	(503)	(496)
Change in fee basis	178	—	178
Balance at 9/30/2025	$68,248	$12,255	$80,503

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2025	$71,063	$13,002	$84,065
Commitments	3,219	5,719	8,938
Deployment/increase in leverage	3,118	2,532	5,650
Capital reductions	(463)	—	(463)
Distributions	(2,331)	(2,524)	(4,855)
Redemptions	(959)	(33)	(992)
Net allocations among investment strategies	427	567	994
Change in fund value	556	139	695
Change in fee basis	(2,425)	—	(2,425)
Balance at 9/30/2026	$72,205	$19,402	$91,607

	Real Estate	Infrastructure	Total Real Assets Group
Balance at 12/31/2024	$32,896	$11,192	$44,088
Acquisitions	30,178	289	30,467
Commitments	3,068	1,692	4,760
Deployment/increase in leverage	2,250	2,006	4,256
Capital reductions	(951)	—	(951)
Distributions	(1,812)	(2,603)	(4,415)
Redemptions	(516)	(366)	(882)
Net allocations among investment strategies	(239)	413	174
Change in fund value	3,433	(727)	2,706
Change in fee basis	(59)	359	300
Balance at 9/30/2025	$68,248	$12,255	$80,503

The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $91.6	FPAUM: $80.5

Invested capital	GAV	NAV/fair value	Capital commitments

Real Assets Group—Fund Performance Metrics as of September 30, 2026

The significant funds presented in the table below collectively contributed approximately 38% of the Real Assets Group’s management fees for the nine months ended September 30, 2026.

The following table presents the performance data for our significant perpetual capital funds in the Real Assets Group as of September 30, 2026 ($ in millions):

				Returns(%)
	Primary Investment Strategy	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)
Fund				Gross	Net	Gross	Net	Gross	Net
Diversified non-traded REIT(2)	Real Estate	2012	$8,568	N/A	2.0	N/A	7.1	N/A	6.7
J-REIT(3)	Real Estate	2012	7,915	N/A	N/A	N/A	N/A	N/A	12.8
Industrial non-traded REIT(4)	Real Estate	2017	8,379	N/A	1.9	N/A	5.8	N/A	8.5
U.S. open-ended industrial real estate equity fund(5)	Real Estate	2017	8,351	2.4	2.1	7.4	6.4	15.7	12.9
Open-ended core infrastructure fund(6)	Infrastructure	2024	8,475	N/A	2.0	N/A	6.5	N/A	10.2

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
(5)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. Gross returns do not reflect the deduction of management fees, incentive fees, as applicable, or other expenses. Net returns are calculated by subtracting the applicable management fees, incentive fees, as applicable, and other expenses from the gross returns on a quarterly basis.
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

Secondaries Group—Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025

Fee Related Earnings

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Management fees	$73,273	$91,303	$(18,030)	(20)%	$215,423	$210,596	$4,827	2%
Fee related performance revenues	5,681	17,110	(11,429)	(67)	56,474	43,002	13,472	31
Other fees	586	196	390	199	4,175	6,119	(1,944)	(32)
Compensation and benefits	(18,363)	(24,952)	6,589	26	(76,220)	(66,390)	(9,830)	(15)
General, administrative and other expenses	(10,505)	(9,624)	(881)	(9)	(33,639)	(28,173)	(5,466)	(19)
Fee Related Earnings	$50,672	$74,033	(23,361)	(32)	$166,213	$165,154	1,059	1

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):

$73.3
$1.9
$71.4
$91.3
$0.5
$27.2
$63.6
$215.4
$5.2
$210.2
$210.6
$1.5
$25.9
$183.2
Q3 2026
Q3 2025
YTD Q3 2026
YTD Q3 2025
Effective management fee rate
0.93%
0.94%
0.93%
0.93%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q3 2025
Catch-up fees
Fees from funds that no longer pay fees in Q3 2026

The following table presents the components of and causes for changes in the Secondaries Group’s management fees for the three and nine months ended September 30, 2026 compared to the prior year periods ($ in millions):

	Three month change	Nine month change
Fees from APMF, driven by additional capital raised	$6.9	$23.8
Fees from ACS, driven by capital deployment	3.3	8.2
Driven by capital commitments:
Fees from a private equity secondaries fund	1.1	3.2
Catch-up fees from ASIS III and related vehicles in the third quarter of 2025	(27.2)	(25.9)
Cumulative effect of other changes	(2.1)	(4.5)
Total	$(18.0)	$4.8
The decrease in effective management fee rate for the three months ended September 30, 2026 compared to the same period in 2025 was primarily driven by the deployment of capital by ACS at a lower effective management fee rate.
Fee Related Performance Revenues. The decrease in fee related performance revenues for the three months ended September 30, 2026 compared to the same period in 2025 was attributable to lower recognition of fees earned from APMF. The increase in fee related performance revenues for the nine months ended September 30, 2026 compared to the same period in 2025 was attributable to higher incentive fees earned from APMF due to NAV appreciation in the second quarter of 2026.

Other Fees. For the comparable year-to-date periods, other fees largely represent capital markets transaction fees that will vary based on the timing and nature of the investment and financing activities of our funds.
Compensation and Benefits. The changes in compensation and benefits for the three and nine months ended September 30, 2026 compared to the same periods in 2025 aligns with the changes in fee related performance revenues. We reduced fee related performance compensation by $2.5 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively, and $9.1 million and $8.7 million for the nine months ended September 30, 2026 and 2025, respectively, to reclaim a portion of the supplemental distribution fees we paid. The increase in compensation and benefits for the comparative year-to-date periods also reflected the continued growth in salary and benefits for our growing headcount.

Full-time equivalent headcount increased by 7% to 123 investment and investment support professionals for the year-to-date period in 2026 from 115 professionals in 2025.

General, Administrative and Other Expenses. The increases in general, administrative and other expenses for the three and nine months ended September 30, 2026 compared to the same periods in 2025 reflect growing headcount, as well as fundraising and fund formation costs, including costs for an infrastructure secondaries fund that exceeded amounts contractually recoverable from the fund for the nine months ended September 30, 2026.

Supplemental distribution fees increased slightly for the nine months ended September 30, 2026 compared to the same period in 2025, but lower sales in APMF in the current quarter contributed to a decrease of $1.2 million over the comparative quarterly period.

Realized Income

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)

	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Fee Related Earnings	$50,672	$74,033	$(23,361)	(32)%	$166,213	$165,154	$1,059	1%
Performance income—realized	762	177	585	NM	762	177	585	NM
Performance related compensation—realized	(139)	(106)	(33)	31	(139)	(106)	(33)	(31)
Realized net performance income	623	71	552	NM	623	71	552	NM
Investment income—realized	668	221	447	202	1,637	376	1,261	NM
Interest income	18	68	(50)	(74)	53	1,048	(995)	(95)
Interest expense	(1,974)	(2,076)	102	5	(5,624)	(5,946)	322	5
Realized net investment loss	(1,288)	(1,787)	499	(28)	(3,934)	(4,522)	588	13
Realized Income	$50,007	$72,317	(22,310)	(31)	$162,902	$160,703	2,199	1

Realized net investment loss for the three and nine months ended September 30, 2026 and 2025 largely represents allocated interest expense exceeding investment income during these periods.

Secondaries Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondaries Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in millions):

	As of September 30, 2026			As of December 31, 2025
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVII	$39.7	$32.7	$7.0	$35.5	$29.5	$6.0
LREF VIII	17.5	14.8	2.7	74.0	62.8	11.2
LREP IX	39.4	31.1	8.3	27.1	21.4	5.7
Other Secondaries funds	106.6	69.9	36.7	45.1	31.1	14.0
Total Secondaries Group	$203.2	$148.5	$54.7	$181.7	$144.8	$36.9

The following table presents the change in accrued performance income for the Secondaries Group ($ in millions):

		As of December 31, 2025	Activity during the period		As of September 30, 2026
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Accrued Performance Income
Accrued Carried Interest
LEP XVII	European	$35.5	$4.2	$—	$39.7
LREF VIII	European	74.0	(56.5)	—	17.5
LREP IX	European	27.1	12.3	—	39.4
Other Secondaries funds	European	45.1	60.6	—	106.6
Total accrued carried interest		181.7	20.6	—	203.2
Other Secondaries funds	Incentive	—	0.8	(0.8)	—
Total Secondaries Group		$181.7	$21.4	$(0.8)	$203.2

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 6/30/2026	$24,227	$7,807	$7,214	$4,931	$44,179
New equity commitments	1,919	640	—	20	2,579
New debt commitments	32	—	—	—	32
Capital reductions	—	(8)	—	—	(8)
Distributions	(328)	(259)	(238)	(2)	(827)
Redemptions	(126)	—	—	—	(126)
Change in fund value	231	59	190	(32)	448
Balance at 9/30/2026	$25,955	$8,239	$7,166	$4,917	$46,277

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 6/30/2025	$18,183	$7,998	$4,199	$3,569	$33,949
New equity commitments	910	174	1,941	324	3,349
New debt commitments	775	—	—	—	775
Capital reductions	(32)	—	—	—	(32)
Distributions	(108)	(36)	(57)	(9)	(210)
Redemptions	(60)	—	—	—	(60)
Change in fund value	380	125	82	17	604
Balance at 9/30/2025	$20,048	$8,261	$6,165	$3,901	$38,375

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2025	$22,104	$8,196	$6,975	$4,881	$42,156
New equity commitments	3,883	687	9	70	4,649
New debt commitments	377	—	—	—	377
Capital reductions	(88)	(8)	—	—	(96)
Distributions	(561)	(637)	(280)	(93)	(1,571)
Redemptions	(282)	—	—	—	(282)
Net allocations among investment strategies	13	25	25	103	166
Change in fund value	509	(24)	437	(44)	878
Balance at 9/30/2026	$25,955	$8,239	$7,166	$4,917	$46,277

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2024	$15,805	$7,779	$3,691	$1,878	$29,153
New equity commitments	3,258	402	2,522	1,973	8,155
New debt commitments	775	—	—	—	775
Capital reductions	(32)	(58)	—	—	(90)
Distributions	(336)	(80)	(167)	(26)	(609)
Redemptions	(123)	—	—	—	(123)
Net allocations among investment strategies	10	25	—	38	73
Change in fund value	691	193	119	38	1,041
Balance at 9/30/2025	$20,048	$8,261	$6,165	$3,901	$38,375

The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $46.3	AUM: $38.4

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.7 billion and $1.1 billion of non-fee paying AUM from our general partner and employee commitments as of September 30, 2026 and 2025, respectively.

Secondaries Group—Fee Paying AUM

The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 6/30/2026	$17,168	$6,522	$4,895	$2,881	$31,466
Commitments	207	585	—	—	792
Deployment/increase in leverage	331	79	—	24	434
Distributions	(214)	(169)	(27)	(18)	(428)
Redemptions	(126)	—	—	—	(126)
Change in fund value	(2)	(137)	42	16	(81)
Balance at 9/30/2026	$17,364	$6,880	$4,910	$2,903	$32,057

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 6/30/2025	$13,918	$6,557	$3,144	$916	$24,535
Commitments	1,251	24	1,878	—	3,153
Deployment/increase in leverage	65	(28)	5	71	113
Distributions	(11)	(43)	(47)	—	(101)
Redemptions	(60)	—	—	—	(60)
Change in fund value	133	120	22	169	444
Change in fee basis	(5)	—	—	—	(5)
Balance at 9/30/2025	$15,291	$6,630	$5,002	$1,156	$28,079

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2025	$16,592	$6,721	$4,859	$1,309	$29,481
Commitments	1,198	632	—	—	1,830
Deployment/increase in leverage	423	171	—	1,356	1,950
Capital reductions	(88)	—	—	—	(88)
Distributions	(236)	(492)	(34)	(217)	(979)
Redemptions	(282)	—	—	—	(282)
Net allocations among investment strategies	—	25	25	103	153
Change in fund value	(212)	(93)	60	352	107
Change in fee basis	(31)	(84)	—	—	(115)
Balance at 9/30/2026	$17,364	$6,880	$4,910	$2,903	$32,057

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Credit Secondaries	Total Secondaries Group
Balance at 12/31/2024	$12,788	$6,441	$2,582	$590	$22,401
Commitments	2,271	194	2,428	—	4,893
Deployment/increase in leverage	202	19	18	541	780
Distributions	(25)	(81)	(64)	—	(170)
Redemptions	(123)	—	—	—	(123)
Net allocations among investment strategies	10	25	—	38	73
Change in fund value	173	32	38	(13)	230
Change in fee basis	(5)	—	—	—	(5)
Balance at 9/30/2025	$15,291	$6,630	$5,002	$1,156	$28,079

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $32.0	FPAUM: $28.1

Reported value	Capital commitments	Invested capital

Secondaries Group—Fund Performance Metrics as of September 30, 2026

The significant funds presented in the tables below collectively contributed approximately 42% of the Secondaries Group’s management fees for the nine months ended September 30, 2026.
The following table presents the performance data for our significant perpetual capital fund in the Secondaries Group as of September 30, 2026 ($ in millions):

				Returns(%)
	Primary Investment Strategy	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)
Fund				Gross	Net	Gross	Net	Gross	Net
APMF(2)	Private Equity Secondaries	2022	$5,907	N/A	(1.9)	N/A	8.1	N/A	13.7

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

The following table presents the performance data of the significant drawdown fund in the Secondaries Group as of September 30, 2026 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
LEP XVI(7)	Private Equity Secondaries	2016	$3,620	$4,896	$4,512	$2,079	$3,255	$5,334	1.3x	1.2x	10.6	6.1

Returns for LEP XVI are calculated from results of the underlying portfolio that are generally reported on a three month lag and may not include the impact of economic and market activities occurring in the current reporting period.

(1)Realized value represents the sum of all cash distributions to all limited partners and, if applicable, excludes tax and incentive distributions made to the general partner.
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
(4)The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and, if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The net MoIC is after giving effect to management fees and other expenses, carried interest and credit facility interest expense, as applicable. The funds may utilize a short-term credit facility for general cash management purposes, as well as a long-term credit facility as permitted by the respective fund’s governing documentation. The net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

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

Private Equity Group—Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025
Fee Related Earnings
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Management fees	$34,000	$33,284	$716	2%	$100,919	$97,049	$3,870	4%
Other fees	859	467	392	84	2,036	1,298	738	57
Compensation and benefits	(14,539)	(15,752)	1,213	8	(42,425)	(46,379)	3,954	9
General, administrative and other expenses	(3,900)	(4,892)	992	20	(13,950)	(14,708)	758	5
Fee Related Earnings	$16,420	$13,107	3,313	25	$46,580	$37,260	9,320	25

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):

$34.0
$1.5
$12.5
$20.0
$33.3
$0.1
$2.0
$31.2
$100.9
$6.0
$36.6
$58.3
$97.0
$0.3
$2.0
$94.7
Q3 2026
Q3 2025
YTD Q3 2026
YTD Q3 2025
Fees from funds in existence in both periods
Fees from funds that started paying fees after Q3 2025
Fees from acquired APAC private equity funds
Fees from funds that no longer pay fees in Q3 2026

	Q3 2026	Q3 2025	YTD Q3 2026	YTD Q3 2025
Effective management fee rate	1.00%	1.14%	0.97%	1.13%

The following table presents the components of and causes for changes in the Private Equity Group’s management fees for the three and nine months ended September 30, 2026 compared to the same periods in 2025 ($ in millions):

	Three month change	Nine month change
Private commingled funds:
Fees from ACOF VII, which started generating fees in the fourth quarter of 2025	$11.1	$33.2
Fees from ACOF VI, due to the step down in fee rate and change in fee base following the commencement of fees from ACOF VII	(8.7)	(28.8)
Fees from ACOF V, due to distributions that reduced the fee base as the fund has passed its investment period	(1.9)	(5.4)
Fees from acquired APAC private equity funds effective August 2025	(0.5)	4.0
Cumulative effect of other changes	0.7	0.9
Total	$0.7	$3.9

The decreases in effective management fee rates for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were primarily due to a step down in fee rate to 0.75% for ACOF VI beginning in the first quarter of 2026, following the commencement of fees from ACOF VII in the fourth quarter of 2025.

Compensation and Benefits. Total compensation and benefits decreased over the comparative periods, reflecting changes as we seek to optimize the composition of our investment and investment support professionals within our corporate private equity team. The increase in headcount when compared to the prior year results from the acquisition of an APAC private equity company during the third quarter of 2025. Full-time equivalent headcount increased by 4% to 111 investment and investment support professionals for the year-to-date period in 2026 from 107 professionals in 2025.

Realized Income

The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Fee Related Earnings	$16,420	$13,107	$3,313	25%	$46,580	$37,260	$9,320	25%
Performance income—realized	4,212	3,744	468	13	45,830	39,733	6,097	15
Performance related compensation—realized	(3,353)	(2,999)	(354)	12	(37,849)	(29,856)	(7,993)	(27)
Realized net performance income	859	745	114	15	7,981	9,877	(1,896)	(19)
Investment income (loss)—realized	34	513	(479)	(93)	401	(3,720)	4,121	NM
Interest income	425	1	424	NM	426	2,024	(1,598)	(79)
Interest expense	(3,749)	(3,785)	36	1	(10,640)	(11,775)	1,135	10
Realized net investment loss	(3,290)	(3,271)	(19)	(1)	(9,813)	(13,471)	3,658	27
Realized Income	$13,989	$10,581	3,408	32	$44,748	$33,666	11,082	33

The Private Equity Group’s realized activities were principally composed of and caused by the following:

Nine months ended September 30, 2026	Nine months ended September 30, 2025
Realized net performance income
Carried interest: •Distributions from partial sales of ACOF IV’s investments in various energy companies	Carried interest: •Distributions from partial sales of ACOF VI’s investment in Frontier Communications Parent, Inc. and ACOF IV’s investments in various energy companies
Realized investment income (loss) and interest income
•No significant activities	•Realized investment loss of $5.7 million from ACOF III as the fund continues to liquidate its remaining assets

Private Equity Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in millions):

	As of September 30, 2026			As of December 31, 2025
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF IV	$81.4	$65.2	$16.2	$142.8	$114.4	$28.4
ACOF VI	642.2	624.9	17.3	594.3	584.1	10.2
ACOF VII	23.0	18.5	4.5	2.1	1.7	0.4
Other Private Equity funds	32.1	25.8	6.3	9.0	7.2	1.8
Total Private Equity Group	$778.7	$734.4	$44.3	$748.2	$707.4	$40.8
We transferred our rights to receive a portion of the carried interest from ACOF VI in exchange for capital interests in certain structured financing vehicles. We remain obligated to compensate our professionals who retain the rights to their allocation of performance income, which continue to be reported within performance related compensation.
The following table presents the change in accrued carried interest for the Private Equity Group ($ in millions):

		As of December 31, 2025	Activity during the period		As of September 30, 2026
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
ACOF IV	American	$142.8	$(21.5)	$(39.9)	$81.4
ACOF VI	American	594.3	53.8	(5.9)	642.2
ACOF VII	American	2.1	20.9	—	23.0
Other Private Equity funds	American	8.1	23.5	—	31.6
Other Private Equity funds	European	0.9	(0.4)	—	0.5
Total Private Equity Group		$748.2	$76.3	$(45.8)	$778.7

Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 6/30/2026	$21,360	$3,091	$24,451
Distributions	(227)	(11)	(238)
Change in fund value	267	25	292
Balance at 9/30/2026	$21,400	$3,105	$24,505

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 6/30/2025	$21,201	$2,565	$23,766
Acquisitions	—	856	856
Net new equity commitments	516	12	528
Capital reductions	(1)	—	(1)
Distributions	(70)	(81)	(151)
Change in fund value	78	20	98
Balance at 9/30/2025	$21,724	$3,372	$25,096

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2025	$21,875	$3,413	$25,288
New equity commitments	858	—	858
Capital reductions	(1)	—	(1)
Distributions	(1,822)	(53)	(1,875)
Change in fund value	490	(255)	235
Balance at 9/30/2026	$21,400	$3,105	$24,505

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2024	$21,064	$2,977	$24,041
Acquisitions	—	856	856
New equity commitments	1,475	28	1,503
Capital reductions	(55)	—	(55)
Distributions	(1,275)	(81)	(1,356)
Change in fund value	515	(408)	107
Balance at 9/30/2025	$21,724	$3,372	$25,096

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $24.5	AUM: $25.1

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.0 billion and $1.1 billion of non-fee paying AUM from our general partner and employee commitments as of September 30, 2026 and 2025, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 6/30/2026	$11,775	$2,132	$13,907
Distributions	(65)	—	(65)
Change in fund value	(51)	(33)	(84)
Change in fee basis	(70)	(211)	(281)
Balance at 9/30/2026	$11,589	$1,888	$13,477

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 6/30/2025	$9,491	$1,502	$10,993
Acquisitions	—	1,118	1,118
Deployment/increase in leverage	1	—	1
Distributions	(8)	—	(8)
Change in fund value	(16)	—	(16)
Change in fee basis	—	(240)	(240)
Balance at 9/30/2025	$9,468	$2,380	$11,848

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2025	$12,206	$2,231	$14,437
Deployment/increase in leverage	891	2	893
Distributions	(493)	—	(493)
Change in fund value	(52)	(134)	(186)
Change in fee basis	(963)	(211)	(1,174)
Balance at 9/30/2026	$11,589	$1,888	$13,477

	Corporate Private Equity	APAC Private Equity	Total Private Equity Group
Balance at 12/31/2024	$9,860	$1,567	$11,427
Acquisitions	—	1,118	1,118
Deployment/increase in leverage	26	7	33
Capital reductions	(11)	—	(11)
Distributions	(8)	—	(8)
Change in fund value	(14)	—	(14)
Change in fee basis	(385)	(312)	(697)
Balance at 9/30/2025	$9,468	$2,380	$11,848
The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $13.5	FPAUM: $11.8

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of September 30, 2026

The significant funds presented in the table below collectively contributed approximately 55% of the Private Equity Group’s management fees for the nine months ended September 30, 2026.

The following table presents the performance data of the Private Equity Group’s significant drawdown funds as of September 30, 2026 ($ in millions):

	Primary Investment Strategy	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund									Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
ACOF VI	Corporate Private Equity	2020	$8,988	$5,743	$5,981	$2,495	$8,538	$11,033	1.8x	1.5x	18.7	14.0
ACOF VII	Corporate Private Equity	2023	3,961	3,846	1,049	—	1,293	1,293	NM	NM	NM	NM

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
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRR reflects returns to the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRR is calculated after giving effect to management fees, carried interest as applicable, and other expenses and excludes commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The fund may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRR would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRR is also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRR would be 13.6% for ACOF VI.

Operations Management Group—Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025

Fee Related Earnings

The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other fees	$7,589	$9,235	$(1,646)	(18)%	$26,549	$22,603	$3,946	17%
Compensation and benefits	(156,201)	(144,405)	(11,796)	(8)	(459,318)	(395,518)	(63,800)	(16)
General, administrative and other expenses	(87,459)	(81,746)	(5,713)	(7)	(261,615)	(214,949)	(46,666)	(22)
Fee Related Earnings	$(236,071)	$(216,916)	(19,155)	(9)	$(694,384)	$(587,864)	(106,520)	(18)

Other Fees. While lower facilitation fees from the 1031 exchange program associated with our non-traded REITs this quarter drove a decrease in other fees for the three months ended September 30, 2026 compared to the same period in 2025, higher facilitation fees recognized in the first half of 2026, along with an increase in capital markets transaction fees, contributed to an increase in other fees for the nine months ended September 30, 2026 compared to the same period in 2025. We expect capital markets transaction fees to increase in future periods as we build out our capital solutions team and capabilities.

Compensation and Benefits. The increases in compensation and benefits for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were driven by increases in salary expenses of $11.0 million and $32.4 million, respectively, primarily attributable to the increase in headcount to expand our capabilities and support the growth of our business and other strategic initiatives, including the transfer of investment professionals from our operating segments to support the efforts of our Capital Solutions Group within OMG.

In addition, the increase in compensation and benefits for the nine months ended September 30, 2026 included $8.8 million from two additional months of activities from the operations that we acquired in connection with the GCP Acquisition.

Full-time equivalent headcount increased by 12% to 2,316 professionals for the year-to-date period in 2026 from 2,072 professionals in 2025.

General, Administrative and Other Expenses. The increases in general, administrative and other expenses for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were driven by higher information technology and occupancy costs of $7.2 million and $18.2 million, respectively, to support our growing headcount, including the expansion of our New York headquarters.

The increase for the nine months ended September 30, 2026 compared to the same period in 2025 was also attributable to (i) higher marketing costs of $8.2 million, driven by program sponsorships and by investor events, including costs incurred during the second quarter of 2026 for our firmwide AGM event; (ii) higher professional service fees of $6.7 million, primarily from tax related service fees and from consulting fees to support various ongoing technology initiatives to enhance our operations; and (iii) $3.7 million from two additional months of activities from the operations that we acquired in connection with the GCP Acquisition.

Realized Income

The following table presents the components of the OMG’s RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Fee Related Earnings	$(236,071)	$(216,916)	$(19,155)	(9)%	$(694,384)	$(587,864)	$(106,520)	(18)%
Investment income (loss)—realized	161	2,090	(1,929)	(92)	(418)	1,528	(1,946)	NM
Interest income	1,469	853	616	72	3,724	2,102	1,622	77
Interest expense	(160)	(10)	(150)	NM	(373)	(272)	(101)	(37)
Realized net investment income	1,470	2,933	(1,463)	(50)	2,933	3,358	(425)	(13)
Realized Income	$(234,601)	$(213,983)	(20,618)	(10)	$(691,451)	$(584,506)	(106,945)	(18)

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that we are well-positioned and our liquidity will continue to be sufficient for our foreseeable working capital needs, contractual obligations, dividend payments and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are: (i) cash on hand; (ii) net working capital; (iii) cash from operations, including management fees, other fees, fee related performance revenues and net realized performance income; (iv) fund distributions related to our investments that are unpredictable as to amount and timing; and (v) net borrowings from the Credit Facility. As of September 30, 2026, our cash and cash equivalents were $597.7 million and we have $685.0 million available under our Credit Facility which also has an accordion feature of $500.0 million. Our ability to draw from the Credit Facility is subject to leverage and other covenants. We remain in compliance with all covenants as of September 30, 2026. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown in deployment, declines in valuations or negatively impacted fundraising. In addition, management fees may be subject to deferral and certain incentive fees may be subject to hold backs. Transfers of our financial interests, such as capital interests and rights to performance income earned by us from funds that we manage, to structured financing vehicles that we manage may reduce or delay our cash flows and liquidity associated with these financial interests. Declines or delays in transaction activity may also impact our fund distributions and net realized performance income, which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
One of our sources of cash from operations is Part I Fees that we receive from certain publicly-traded funds such as ARCC and certain perpetual wealth funds. We typically receive payments of Part I Fees in the quarter after they are earned. Under certain circumstances, the collection of ARCC Part I Fees that have been earned and recorded by us as revenue may be deferred under the terms of the investment advisory agreement. The collection of ARCC Part I Fees that we have earned are deferred if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made by ARCC, the sum of (a) aggregate distributions to ARCC’s stockholders and (b) ARCC’s change in net assets (defined as ARCC’s total assets less indebtedness and before taking into account any income based fee and capital gains incentive fee accrued during the period) is less than 7.0% of ARCC’s net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Once earned, ARCC Part I Fees are not reversible even when deferred. All deferred ARCC Part I Fees are carried over and paid by ARCC in the period when the payment hurdle is achieved in accordance with the investment advisory agreement with ARCC. In such cases, we may still recognize the revenue, however, it would also result in a larger receivable from affiliates. Collection of ARCC Part I Fees earned during the three months ended June 30, 2026 was deferred. No other funds from which we are entitled to earn Part I Fees have a deferral provision in their governing documents and accordingly, no other Part I Fees have been or can be deferred. The impact of ARCC’s deferral provision to our liquidity is limited by the fact that 60% of ARCC Part I Fees are paid to certain professionals as compensation, which is recorded as a liability but will not be paid until the cash is received by us. Therefore, the deferral of the collection of ARCC Part I Fees is approximately 40% of the total amount earned, and our liquidity was temporarily impacted by $33.8 million. As of September 30, 2026, no collections were deferred and we have collected the previously deferred ARCC Part I Fees during the fourth quarter of 2026.
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

	Nine months ended September 30,
	2026	2025
Net cash provided by the Company’s operating activities	$1,439,889	$1,745,161
Net cash provided by (used in) the Consolidated Funds’ operating activities, net of eliminations	(1,471,077)	2,005,486
Net cash provided by (used in) operating activities	(31,188)	3,750,647
Net cash used in the Company’s investing activities	(75,572)	(1,782,560)
Net cash used in the Company’s financing activities	(1,093,372)	(604,930)
Net cash provided by (used in) the Consolidated Funds’ financing activities, net of eliminations	1,337,823	(2,365,095)
Net cash provided by (used in) financing activities	244,451	(2,970,025)
Effect of exchange rate changes	(28,882)	(9,369)
Net change in cash and cash equivalents	$108,809	$(1,011,307)

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

	Nine months ended September 30,		Favorable (Unfavorable)
	2026	2025	$ Change	% Change
Core operating activities	$1,813,763	$1,596,238	$217,525	14%
Net realized performance income	14,201	98,959	(84,758)	(86)
Net cash provided by (used in) investment related activities	(388,075)	49,964	(438,039)	NM
Net cash provided by the Company’s operating activities	$1,439,889	$1,745,161	(305,272)	(17)

Cash from our core operating activities increased as a result of growing fee revenues and sustained profitability.
Net realized performance income includes (i) carried interest distributions that may represent either tax distributions or other distributions of income and (ii) incentive fees that are realized periodically at the end of the measurement period, which is typically at the end of the calendar year. Cash received from carried interest distributions and the subsequent payments to employees may not necessarily occur in the same quarter. Cash from incentive fees is generally received in the period subsequent to the measurement period. The decrease in net realized performance income over the comparative period was primarily due to timing of payments to employees as a portion of the distributions we received in the fourth quarter of 2025 were paid to our employees in the first quarter of 2026, while distributions received in the fourth quarter of 2024 were paid to our employees in the same quarter in 2024.

Net cash from investment related activities for the nine months ended September 30, 2026 and 2025 primarily includes: (i) purchases associated with funding capital commitments, short-term capital market activities and strategic investments in our investment portfolio; (ii) interest payments on our debt obligations; (iii) distributions received from our capital investments and the collection of principal and interest from loans that we have made; and (iv) sales of certain capital investments to employees. Net cash provided by investment related activities for the nine months ended September 30, 2025 also included the rebalancing of and associated return of our capital commitments upon admitting new limited partners in an insurance fund, as well as interest income from treasury-backed securities that were sold in the first quarter of 2025 to provide proceeds to support the GCP Acquisition. As we are committed to invest alongside the investors in our funds, our capital commitments will increase with our growing assets under management and our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund from year to year. For further discussion of our capital commitments, see “Note 7. Commitments and Contingencies” within our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during each period.
Investing Activities

	Nine months ended September 30,
	2026	2025
Purchase of furniture, equipment and leasehold improvements	$(83,902)	$(56,385)
Acquisitions, net of cash acquired	8,330	(1,726,175)
Net cash used in investing activities	$(75,572)	$(1,782,560)

Net cash used in investing activities for both periods included cash to purchase furniture, equipment and leasehold improvements to support our growing headcount, including the expansion of our New York headquarters. Acquisitions, net of cash acquired for the nine months ended September 30, 2026 resulted from cash retained in the business at the closing of the BlueCove Acquisition exceeding the cash portion of the purchase consideration. Net cash used in investing activities for the nine months ended September 30, 2025 was predominately cash used to complete the GCP Acquisition.
Financing Activities

	Nine months ended September 30,
	2026	2025
Net borrowings of Credit Facility	$435,000	$1,115,000
Borrowings from Term Loan	399,411	—
Dividends and distributions	(1,569,033)	(1,296,937)
Taxes paid related to net share settlement of equity awards	(371,887)	(425,623)
Other financing activities	13,137	2,630
Net cash used in the Company’s financing activities	$(1,093,372)	$(604,930)

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, representing net cash used for the nine months ended September 30, 2026 and 2025. In addition, net cash used in the Company’s financing activities included dividend payments on the Series B mandatory convertible preferred stock made during the nine months ended September 30, 2026 and 2025 to our preferred stockholders.

Net cash used in the Company’s financing activities for the nine months ended September 30, 2026 and 2025 included net borrowings under the Credit Facility. These proceeds were used primarily to support general operating needs in the current period and to fund the GCP Acquisition in the prior year period. Net cash used in the Company’s financing activities for the nine months ended September 30, 2026 also included borrowings under the Term Loan that were used to repay a portion of our Credit Facility.
In connection with the vesting of equity awards that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employees’ tax withholding liabilities and pay the taxes on their behalf in cash and thus issue fewer net shares. For the nine months ended September 30, 2026, we net settled and did not issue 2.6 million shares. For the nine months ended September 30, 2025, we net settled and did not issue 2.2 million shares. Cash used in connection with these awards decreased during the current year period primarily as a result of the lower stock price on the vesting date.
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

We are required to maintain minimum net capital balances for regulatory purposes for our registered broker-dealers. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2026, we were required to maintain approximately $138.9 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with these regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the tax receivable agreement (the “TRA”) that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $624.4 million and $579.9 million as of September 30, 2026 and December 31, 2025, respectively. For the nine months ended September 30, 2026 and 2025, payments under the TRA were $18.0 million and $8.1 million, respectively.
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
There have been no material changes in our market risks for the nine months ended September 30, 2026. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2025, which is accessible on the SEC’s website at www.sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 26, 2026, a derivative action was brought by Martin Siegel purportedly on behalf of Ares Capital Corporation (“ARCC”), as plaintiff, in the United States District Court for the Southern District of New York, alleging that Ares Capital Management LLC (“Ares Capital Management”), one of our indirect subsidiaries, received excessive advisory fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940, as amended, (the “Siegel Action”). On October 27, 2026, the Siegel Action was consolidated with a derivative action originally brought on August 14, 2026 by Steven Simons purportedly on ARCC’s behalf, as plaintiff, asserting a similar claim based on similar allegations. The consolidated action seeks recovery of damages, including disgorgement of investment advisory fees paid to Ares Capital Management, injunctive relief, costs and rescission of the investment advisory and management agreement.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

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

ARES MANAGEMENT CORPORATION

Dated: November 6, 2026	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder & Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2026	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)